Form 10-K
period 1996-12-31
TIME WARNER INC/
filed 1997-03-25
CIK 1021387

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.
                         COMMISSION FILE NUMBER 1-12259

                            ------------------------

                                TIME WARNER INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                        DELAWARE                                                  13-3527249
             (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                   IDENTIFICATION NO.)
          75 ROCKEFELLER PLAZA, NEW YORK, N.Y.                                       10019
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                  (ZIP CODE)

                            ------------------------

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 484-8000

                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                      NAME OF EACH EXCHANGE
                               TITLE OF EACH CLASS                                     ON WHICH REGISTERED
---------------------------------------------------------------------------------    ------------------------

Common Stock, $.01 par value                                                         New York Stock Exchange
Rights to Purchase Series A Participating Cumulative Preferred Stock                 New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 7, 1997, there were 508,429,638 shares of registrant's Common Stock and 50,642,172 shares of registrant's Series LMCN-V Common Stock outstanding. The aggregate market value of the registrant's voting securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange Composite Tape on March 7, 1997) was approximately $28 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                        DESCRIPTION OF DOCUMENT                                   PART OF THE FORM 10-K
------------------------------------------------------------------------   -----------------------------------

Portions of the Definitive Proxy Statement to be used in connection with    Part III (Item 10 through Item 13)
  the registrant's 1997 Annual Meeting of Stockholders.

________________________________________________________________________________

                                Time Warner Inc.

                          CORPORATE ORGANIZATION CHART

Included in the Form 10-K for Time Warner Inc. is a chart illustrating Time Warner Inc.'s corporate organization, providing the following information:

Time Warner Inc. owns 100% of Turner Broadcasting System, Inc. and Time Warner Companies, Inc.

Turner Broadcasting System, Inc. owns 100% of Cable Networks-TBS and Filmed Entertainment-TBS .

Time Warner Companies, Inc. owns 100% of Time Inc. (Magazine and Book Publishing), TWI Cable and the Time Warner General and Limited Partners.(1)

Time Warner General and Limited Partners own 100% of Warner Music Group (Recorded Music and Music Publishing) and 74.49% of Time Warner Entertainment Company, L.P. ("TWE"). TWE is also 25.51%-owned by US West Limited Partner.(2)

TWE  owns  100%  of  Time  Warner  Cable,   Cable  Networks  -  HBO  and  Filmed
Entertainment - Warner Bros., and 66-2/3% of the TWE - A/N Partnership (Cable). The TWE - A/N Partnership is also 33-1/3% - owned by Advance/Newhouse.

-----------------------


     (1) Time Warner Inc. directly or indirectly owns 100% of the capital stock of each of the Time Warner General and Limited Partners.

     (2) Pro rata priority capital and residual equity interests. In addition, the Time Warner General Partners own 100% of the priority capital interest senior and junior to the pro rata priority capital interests. (See Note 3 to the Company's consolidated statements.)

                                     PART I

ITEM 1. BUSINESS

     Time Warner Inc. (the 'Company'), together with its consolidated and unconsolidated subsidiaries, is the world's leading media and entertainment company. The Company classifies its business interests in four fundamental areas: Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting, theme parks, recorded music and music publishing; Cable Networks, consisting principally of interests in cable television programming and sports franchises; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. The Company is a holding company that derives its operating income and cash flow from its investments in its direct subsidiaries Time Warner Companies, Inc. and Turner Broadcasting System, Inc.

     On October 10, 1996, the Company completed the merger of Turner Broadcasting System, Inc. ('TBS') thereby acquiring the remaining approximately 80% interest in TBS that the Company did not already own (the 'TBS Transaction'). As a result of the TBS Transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name and the old parent company, which changed its name to Time Warner Companies, Inc. ('TWCI'), and TBS became separate, wholly owned subsidiaries of the new parent company. The assets of TWCI consist primarily of investments in its consolidated and unconsolidated subsidiaries, including Time Warner Entertainment Company, L.P. ('TWE'). For convenience, the terms the 'Registrant,' 'Company' and 'Time Warner' are used in this report to refer to both the old and new parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires. See below for a description of TWE and its relationship to the Company.

TBS MERGER

     On October 10, 1996, pursuant to an Amended and Restated Agreement and Plan of Merger among the Company, TWCI, TBS and certain of the Company's wholly owned subsidiaries, among other things: (a) each of TWCI and TBS became a wholly owned subsidiary of the Company through a merger with a subsidiary of the Company, (b) each outstanding share of common stock of TWCI, other than shares held directly or indirectly by TWCI, was converted into one share of common stock of the Company, (c) each outstanding share of preferred stock of TWCI was converted into one share of a substantially identical series of preferred stock of the Company, (d) each outstanding share of common stock of TBS, other than shares held directly or indirectly by TBS or the Company or in the treasury of TBS, was converted into the right to receive .75 shares of common stock of the Company, and (e) each outstanding share of preferred stock of TBS, other than shares held directly or indirectly by TWCI or the Company, was converted into the right to receive 4.8 shares of common stock of the Company. Additional information on the TBS Transaction is set forth in Note 2, 'Mergers and Acquisitions,' to the Company's consolidated financial statements, at pages F-32 through F-34 herein.

TWE

     TWE was formed as a Delaware limited partnership in 1992 to own and operate substantially all of the business of Warner Bros., Home Box Office and the cable television businesses owned and operated by the Company prior to such date. In 1995, the Company acquired the aggregate 11.22% limited partnership interests in TWE previously held by subsidiaries of ITOCHU Corporation and Toshiba Corporation in exchange for 15 million shares of the Company's convertible preferred stock and $10 million. As a result, the Company, through its wholly owned subsidiaries, owns general and limited partnership interests in 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital') of TWE and 100% of the senior priority capital ('Senior Capital') and junior priority capital ('Series B Capital') of TWE. The remaining 25.51% limited partnership interests in the Series A Capital and Residual
Capital of TWE are held by a subsidiary of US WEST, Inc. ('US West'). The Company does not consolidate TWE and certain related companies (the 'Entertainment Group') for financial reporting purposes. The subsidiaries of the Company that own general partnership interests in TWE are collectively referred to herein as the 'Time Warner General Partners.' See also 'Description of Certain Provisions of the TWE Partnership Agreement' for additional information about the organization of TWE.

     On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ('Advance/Newhouse') known as the TWE-A/N Partnership to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments. TWE owns a two-thirds equity interest in the TWE-A/N Partnership and is the managing partner. TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest.

     The Company from time to time has engaged in discussions with US West to restructure TWE in a manner that would achieve the Company's previously announced goal of decreasing its interests in the cable television business of TWE and increasing its interests in the filmed entertainment and cable networks businesses of TWE. Any TWE restructuring depends, among other things, upon successful negotiations with US West and other third parties, a renegotiation of certain credit arrangements and the receipt of consents or approvals from cable television franchise and other regulatory authorities. Other alternatives remain available to the Company to advance its goal of reducing its interests in cable systems, in addition to or in lieu of a TWE restructuring, that would not require US West's consent but would still require other third party, franchise and regulatory approvals. There is no assurance that any of these efforts will succeed.

     For financial information about the Company's industry segments and operations in different geographical areas with respect to each of the years in the three-year period ended December 31, 1996, see Note 15 'Segment Information,' to the Company's consolidated financial statements, at pages F-56 through F-60 herein.

                                 ENTERTAINMENT

     The Company's Entertainment businesses produce and distribute theatrical motion pictures, animation, television series and films and other programming through an expanding variety of media and markets, operate a televison network, produce and distribute recorded music, license rights to the Company's characters and operate theme parks and retail stores featuring consumer products based on the Company's characters and brands.

                              FILMED ENTERTAINMENT

     The Company's filmed entertainment business includes the production, financing and distribution of feature motion pictures for theatrical release, television series and mini-series, made-for-television movies, first-run syndication and cable programming and animated programming for theatrical and television exhibition, the ownership and operation of The WB national television broadcast network and the distribution of recorded video product for the home video market. The Company's filmed entertainment business is principally conducted by the Warner Bros. divisions of TWE. Warner Bros. is also, among other things, engaged in product licensing and merchandising, the ownership and operation of retail stores, movie theaters and worldwide theme parks (including management of TWE's 49% interest in Six Flags theme parks).

     The filmed entertainment business also includes New Line Cinema Corporation, Castle Rock Entertainment and Hanna-Barbera Productions Inc., as well as the Turner libraries, which include Hanna-Barbera, MGM, RKO and classic Warner Bros. films and animated shorts, which became part of the Company as a result of the TBS Transaction. These businesses are wholly owned by the Company and are not a part of TWE, although TWE performs certain distribution and other services for these businesses.

                      FILMED ENTERTAINMENT -- WARNER BROS.

WARNER BROS. FEATURE FILMS

     Warner Bros. produces feature films both wholly on its own and under financing arrangements with independent motion picture producers in which Warner Bros. is generally the principal source of financing for such films. Warner Bros. also acquires for distribution completed films produced by others. Acquired distribution rights may be limited to specified territories, specified media and/or particular periods of time. The terms of Warner Bros.' agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors. In some cases, producers, directors, actors, writers and others participate in the proceeds generated by the motion pictures in which they are involved.

     Feature films are licensed to exhibitors under contracts that provide for the length of the engagement, rental fees, which may be either a percentage of box office receipts, with or without a guarantee of a fixed minimum, or a flat sum, and other relevant terms. The number of feature films that a particular theater exhibits depends upon its policy of program changes, the competitive conditions in its area and the quality and appeal of the feature films available to it. Warner Bros. competes with all other distributors for playing time in theaters.

     Warner Bros. has entered into distribution servicing agreements with Morgan Creek Productions Inc. and its affiliates ('Morgan Creek'), pursuant to which, among other things, Warner Bros. provides domestic distribution services for all Morgan Creek pictures through June 1998, and certain foreign distribution services for selected pictures. In 1996, Warner Bros. released, among others, 'Diabolique,' starring Sharon Stone and Kathy Bates, under this arrangement. Among the releases anticipated for 1997 is 'Incognito,' starring Jason Patrick and Rod Steiger.

     An affiliate of Warner Bros. is a party to an agreement with Monarchy Enterprises C.V. and its affiliate, Regency Entertainment U.S.A. (collectively 'Monarchy/Regency'), for the distribution of major motion pictures. Arnon Milchan produces the pictures for Monarchy/Regency with funding provided primarily by Monarchy/Regency. The Warner Bros. affiliate makes a distribution advance (which it has the right to recoup, together with its distribution fee and distribution expenses) equal to a portion of the production costs for the film. Warner Bros. has acquired all distribution rights in the U.S. and Canada, and substantially all international theatrical and home video rights to these motion pictures. The 1996 Monarchy/Regency releases included 'Bogus,' 'Carpool,' 'Sunchaser' and 'Heat,' which opened in December 1995 but had significant revenue during 1996. Among the Monarchy/Regency productions to be distributed by Warner Bros. in 1997 is 'L.A. Confidential' with Kevin Spacey and Kim Basinger. The Monarchy/Regency agreement will expire in 1998 unless extended or renewed.

     In addition, an affiliate of Warner Bros. from time to time enters into single picture co-financing agreements with Monarchy/Regency pursuant to which Warner Bros. acquires all distribution rights in the U.S. and Canada and substantially all international theatrical and home video rights. Warner Bros. and Monarchy/Regency are each responsible for approximately 50% of production costs. Warner Bros. advances marketing and distribution costs and receives a distribution fee in connection with the exploitation of the films. Co-financed pictures released in 1996 included 'Tin Cup' and 'A Time to Kill;' co-financed pictures to be released in 1997 include 'Murder at 1600' and 'Free Willy III.'

     During 1996, Warner Bros. released 29 motion pictures for theatrical exhibition, of which 16 were produced by others. The following motion pictures released in 1996 produced substantial domestic gross theatrical receipts:
'Twister,' 'A Time to Kill,' 'Eraser' and 'Space Jam.' During 1996, 60% of film rentals from Warner Bros. theatrical distribution were generated in the United States and Canada and 40% in international territories.

     During 1997, Warner Bros. expects to release domestically approximately 30 motion pictures, of which 12 are expected to be produced by others, including two Turner Pictures productions. In addition to those previously mentioned, motion pictures to be released in 1997 include: 'Batman and Robin,' starring George Clooney, Arnold Schwarzenegger and Uma Thurman; 'Contact,' starring Jodie Foster, Matthew McConaughey and James Woods; 'Conspiracy Theory,' starring Mel Gibson and Julia Roberts; and 'Father's Day,' starring Robin Williams and Billy Crystal.

TELEVISION

     Warner Bros., through its various divisions, is the leading supplier of television programming in the world. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, animation programs and reality-based entertainment shows, and also distributes television programming for exhibition on all national networks, syndicated domestic television, cable syndication and in a growing array of international television distribution outlets. Including the product owned by TBS, the distribution library managed by Warner Bros. has grown to more than 6,000 feature films, 28,500 television titles, 10,000 animated titles plus 1,500 classic animated shorts. The TBS Transaction reunites for distribution the entire Warner Bros. film and animation library, adding classic MGM and RKO titles and animation from Hanna-Barbera, Ruby-Spears and MGM. Warner Bros. acts as distributor of the material owned by subsidiaries of TBS.

     Warner Bros.' television programming is produced by Warner Bros. Television, which produces dramatic and comedy programming, and Telepictures Productions, which specializes in reality-based and talk/variety series, and also by Witt-Thomas-Harris Productions, an independent company which has an exclusive, long-term feature film and television production and distribution agreement with Warner Bros.

     During the 1996 season, Warner Bros. Television successfully launched several new network primetime series, including 'The Jamie Foxx Show' and 'Suddenly Susan,' starring Brooke Shields. Returning network primetime series include, among others, the top-rated series 'ER' and 'Friends' (both in their third season); 'Murphy Brown' (in its ninth season); 'Family Matters' (in its eighth season); 'Step by Step' (in its sixth season); 'Living Single' and 'Lois & Clark: The New Adventures of Superman' (each in its fourth season); 'The Parent 'Hood' and 'The Wayans Bros.' (each in its third season) and 'The Drew Carey Show' (in its second season).

     In addition, Telepictures Productions launched in 1996 the new syndicated daytime television hit, 'The Rosie O'Donnell Show.' Telepictures also produces for syndicated television such popular series as 'Jenny Jones' (in its sixth season) and 'EXTRA' (in its third season).

     Warner Bros. Television Animation ('WBTA') is responsible for the creation, development and production of contemporary animation, as well as for the creative use and production of classic animated characters from Warner Bros.' extensive libraries, including 'Looney Tunes.' Following the completion of the TBS Transaction, the Hanna-Barbera, MGM and Ruby-Spears animation libraries became managed by WBTA. Animation programming is important to the Company as a foundation for various product merchandising and marketing revenue streams as well as being a cost-effective source of initial and on-going programming for various distribution outlets, including those owned by the Company's subsidiaries and divisions (including Kids' WB! and Cartoon Network).

     WBTA continues to be a leading supplier of original children's animation programming with such programs as 'Steven Spielberg Presents Animaniacs,' 'Pinky & The Brain,' 'Tiny Toon Adventures,' 'Taz-Mania,' 'Batman' and 'Superman.'

     The rapid expansion of off-network, pay-per-view, pay and basic cable and satellite broadcasting has increased the distribution opportunities for already-produced feature films and television programming of all varieties from the Warner Bros. and Turner Entertainment libraries. A typical sale of a new program series produced by or for Warner Bros. Television to a major domestic network grants that network an option to carry such program series for four years, after which time Warner Bros. Television can enter into a new license agreement with that or any other network as well as license the already-broadcast episodes into off-network syndication (broadcast and/or cable). New series are also licensed concurrently into the international marketplace and can, after a short period of time, be sold in part or in whole on home video. Warner Bros.' domestic distribution operation handles the launching and supporting of first-run series produced directly for syndication, as well as the sale of movie packages, off-network syndication strips (in which shows originally produced for weekly broadcast on a network are aired five days a week), and reruns of classic television series for cable and satellite broadcasting.

     Television programs currently in off-network syndication include, among others, 'Murphy Brown,' 'Full House,' 'Martin,' 'The Fresh Prince of Bel Air' and 'Family Matters.' During 1996, the top-rated series 'ER' was sold to Turner Network Television for syndication commencing in 1998; 'Friends' was sold for syndication commencing in 1998 to stations covering over 85% of the country, and 'The Dukes of Hazzard,' which ceased original production in 1985, became a hit all over again on The Nashville Network. This renewed popularity has, in turn, spawned a resurgence of popular interest in 'The Dukes of Hazzard' and generated a two-hour network television movie.

     International television distribution opportunities expanded during 1996 as a result of the increased privatization of terrestrial broadcast in European markets and the introduction of new technologies and platforms around the world. Internationally, Warner Bros. licenses more than 35,000 hours of television programming and feature films originally produced for United States distribution. This product is dubbed or subtitled in more than 40 languages and seen in more than 175 countries. In 1996, Warner Bros. completed five-year multi-faceted distribution agreements with Taurus in Germany and Canal Plus in France.

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.5 billion at December 31, 1996, compared to $1.056 billion at December 31, 1995, (including amounts relating to the licensing of product to Time Warner's and TWE's cable television networks of $463 million as of December 31, 1996 (which includes the sale to TBS of syndication rights to 'ER' during 1996), and $175 million as of December 31, 1995, respectively). The backlog excludes advertising barter contracts.

HOME VIDEO

     Warner Home Video ('WHV') distributes for home video use pre-recorded videocassettes and laser optical videodiscs containing film product of Warner Bros., Home Box Office, WarnerVision Entertainment and TBS, including product from New Line Cinema and Turner Pictures and, commencing in 1997, Castle Rock Entertainment. WHV also distributes (or services the distribution of) other companies' product for which it has acquired home video distribution or servicing rights.

     During 1996, WHV released five titles in the North American rental market with sales exceeding 450,000 units each: 'Executive Decision,' 'Eraser,' 'A Time to Kill,' 'Goldeneye' and 'Birdcage.' Internationally, the following titles generated substantial home video revenue in 1996: 'Goldeneye,' 'Under Siege 2:
Dark Territory,' 'Free Willy 2: The Adventure Home,' 'Assassins,' 'Batman Forever' and 'The Bridges of Madison County.' Additionally, the Warner Bros. Family Entertainment label was expanded through affordably-priced North American video releases which generated combined videocassette sales in excess of 8 million units. Also, WHV released for home sale in North America 'Twister,' 'Ace Ventura 2: When Nature Calls' and, under the MGM/UA family entertainment label, 'All Dogs Go to Heaven 2,' which generated combined sales of more than 18 million units.

     WHV sells its product in the United States and in major international territories through its own sales force, with warehousing and fulfillment handled by divisions of Warner Music Group and third parties. In some international markets, WHV's product is distributed through licensees. Videocassette and laser optical videodisc product is generally manufactured under contract with independent duplicators and replicators. During 1996, approximately 63% of WHV's revenues were generated in North America and approximately 37% in other territories.

     In December 1995, a consortium of nine major consumer electronics manufacturers and TWE announced agreement on a standard for a high density digital optical disc technology, named the 'digital versatile disc' or 'DVD,' that is capable of storing large volumes of digitized information -- enough storage capacity for two full-length feature films on a double-sided disc. The DVD technology offers picture quality significantly superior to existing home video technology as well as premium features such as multiple language soundtracks. WHV, along with several other studios will release a limited number of software titles in the DVD format commencing in spring 1997 in the United States. DVD product will be manufactured by Warner Advanced Media Operations, a Warner Music Group company, and third parties.

CONSUMER PRODUCTS AND WARNER BROS. STUDIO STORES

     Warner Bros. Consumer Products licenses rights in both domestic and international markets to the names, photographs, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including the superhero characters owned by DC Comics. During 1996, Warner Bros. Consumer Products incorporated licensing programs for Hanna-Barbera characters and Turner classic films and launched a major program in conjunction with the theatrical release of the motion picture 'Space Jam.'

     In 1996, Warner Bros. Studio Stores continued its expansion with the opening of 16 outlets in the United States and eight in major international cities in Europe and the Asia Pacific region. Of the total of 161 stores as of the end of 1996, 149 are wholly owned and 12 are operated outside the United States by franchisees. Approximately 25 stores are planned to be opened in 1997, of which 18 will be operated by franchisees.

THEATERS

     Warner Bros. International Theatres, through joint ventures, operates 57 multiplex cinema complexes with 464 screens in seven foreign countries, including 17 complexes in the United Kingdom, four in Germany, 22 in Australia, eight in Japan, two in Denmark, three in Portugal and one in Spain. Warner Bros. will expand into two new countries through joint ventures during the remainder of 1997, Taiwan and Italy, and plans to open one new multiplex cinema each in Portugal and Spain, two in Germany, three in Italy, six in Japan and six in Australia.

     Time Warner owns a 50% interest in Cinamerica Theatres, L.P., an unconsolidated joint venture with Viacom Inc. which is not a part of TWE, and which owns and operates two theater circuits: Mann Theatres and Festival Cinemas. The joint venture operates approximately 400 screens in 67 theaters, principally located in California and Colorado.

                          FILMED ENTERTAINMENT -- TBS

     Theatrical films are also produced by Castle Rock Entertainment and New Line Cinema, which are wholly owned subsidiaries of TBS and are not a part of TWE. The Company is exploring alternatives for Castle Rock and New Line, which range from an equity transaction in these studios to a nonrecourse financing transaction. Following the release of 'Michael,' which was distributed by New Line during the 1996 holiday season, Turner Pictures ceased active operations in 1996 and final production of its projects is being managed by Warner Bros.

     Castle Rock Entertainment produced or acquired 10 films which were released during 1996, including 'Lone Star,' 'City Hall,' 'The Spitfire Grill,' 'Some Mother's Son' and 'Hamlet.' In early 1997, Castle Rock's 'Absolute Power,' starring and directed by Clint Eastwood was released along with 'Waiting for Guffman' and 'SubUrbia.' It is expected that Castle Rock theatrical product will become available for distribution by the Company in the domestic home video market in 1997 and the domestic theatrical market in 1998.

     New Line Cinema is a leading independent producer and distributor of theatrical motion pictures. Through its two film divisions, New Line Cinema and Fine Line Features, during 1996 it distributed such films as 'Shine,' 'Island of Dr. Moreau' and 'Long Kiss Goodnight.' Upcoming films include 'One Night,' directed by Mike Figgis and starring Wesley Snipes and Nastassja Kinski; 'Lost in Space,' starring William Hurt and Gary Oldman; and 'Love! Valour! Compassion!,' a film adaptation of the Tony Award-winning Broadway play, starring Jason Alexander.

     Castle Rock Television has produced the critically acclaimed and highly rated Emmy-winning series 'Seinfeld' for the past eight years. The company also produces the hit show 'The Single Guy' and 'Boston

Common.' New Line Television creates original television programming, including the animated series 'The Mask.' A new series for ABC based on the film 'The Player' is under development.

     TBS's filmed entertainment business also includes the Hanna-Barbera, MGM and RKO libraries, which include classic films such as 'Gone With the Wind' and the 'Flintstones,' 'Yogi Bear,' 'Huckleberry Hound,' 'Tom & Jerry' and 'Popeye' cartoons. Distribution of these libraries is managed by Warner Bros.

                           THE WB TELEVISION NETWORK

     The WB Television Network was launched by Warner Bros. in 1995, the year of the repeal of the Financial Interest and Syndication Rules ('fin-syn') which had prohibited networks from owning a financial interest in or participating in the syndication of shows broadcast by that network. As of January 1997, the end of the network's second year, The WB reaches approximately 84% of total U.S. households through its 98 affiliates and its coverage on Tribune Broadcasting's WGN superstation.

     During the 1996/97 broadcast season, The WB's primetime programming schedule was expanded to a third night, broadcasting on Sunday, Monday and Wednesday nights. A fourth night of prime time programming is currently scheduled to be added in the first quarter of 1998, and it is currently planned that an additional night of programming will be added each year thereafter. The network's philosophy is to offer family-oriented programming in family viewing hours (7 p.m.-9 p.m. on Sunday and 8 p.m.-9 p.m. on Monday and Wednesday). Kids' WB! carries eight half-hour animated series on Saturday mornings and two half-hour weekday morning strips. In September 1997 Kids' WB! will expand to a total of 19 hours of programming per week with the addition of a two-hour weekday afternoon programming block.

     In 1996 The WB announced plans to distribute a satellite-delivered program service for smaller markets in partnership with local broadcasters (The WeB), creating WB affiliates on local cable systems.

     Tribune Broadcasting owns an 11.125% interest in The WB, has recently exercised an option to acquire an additional 8.375% interest and has another option exercisable over the next year that could increase Tribune Broadcasting's ownership to 22.25% of the network. Key employees of The WB hold an 11% interest in the network.

                           OTHER ENTERTAINMENT ASSETS

WARNER BROS. THEME PARKS

     Through joint ventures with local partners, Warner Bros. has developed theme parks in select international locations which feature Warner Bros.' movie, cartoon and superhero characters. In the summer of 1996, Warner Bros. Movie World, a new regional theme park and studio complex, was opened in the Rhine/Ruhr area of Germany. The park complex is modeled after Warner Bros. Movie World in Australia which owns and operates a 400-acre movie-related theme park (including a movie studio) and water park complex near Brisbane, Australia, as well as Sea World of Australia.

SIX FLAGS THEME PARKS

     TWE has a 49% indirect ownership interest in Six Flags Theme Parks Inc. ('Six Flags'). Six Flags operates 12 theme parks in eight locations making it the second largest operator of theme parks in the United States and the leading operator of a national system of regional theme parks. Six Flags' theme parks include eight major ride-based theme parks, three separate-gated water parks and one wildlife safari park. Each of the theme parks is located in or near a major metropolitan area. All of the theme parks operated by Six Flags are owned by Six Flags, except for Six Flags Over Texas, which is managed by Six Flags pursuant to a partnership agreement which is scheduled to expire at the end of 1997, Six Flags Over Georgia, which is managed by Six Flags pursuant to a recently renegotiated partnership agreement which extends through 2026, and Six Flags Fiesta Texas which is managed by Six Flags pursuant to a lease arrangement and which Six Flags has the option to purchase.

DC COMICS AND MAD MAGAZINE

     TWE and Warner Communications Inc. ('WCI'), which is wholly owned by Time Warner, each owns a 50% interest in DC Comics. DC Comics publishes more than 60 regularly issued comics magazines, among the most popular of which are 'Superman,' 'Batman,' 'Wonder Woman' and 'The Sandman,' as well as story collections sold as books. DC Comics also derives revenues from motion pictures, television syndication, product licensing, books for juvenile and adult markets and foreign publishing. Trademarks in DC Comics' principal characters have been registered in the United States Patent and Trademark Office and in certain foreign countries.

     Time Warner owns E.C. Publications, Inc., the publisher of MAD, a magazine featuring articles of humorous and satirical interest, which is regularly published nine times a year and also in periodic special editions. E.C. Publications, Inc. is wholly owned and not a part of TWE.

                           REGULATION AND LEGISLATION

     On February 8, 1996, President Clinton signed into law a comprehensive reform of the nation's communications laws, entitled the Telecommunications Competition and Deregulation Act of 1996 (the '1996 Telecommunications Act'), which substantially revises the Communications Act of 1934, as amended. The new law contains certain provisions relating to violent and sexually explicit programming. First, the statute requires manufacturers to build television sets with the capability of blocking certain coded programming (the so-called 'V-chip'). The effective date for any Federal Communications Commission ('FCC') rule regarding the manufacture of such sets may not occur before March 8, 1998 and may occur at a later date if, after consultation with the manufacturing industry, the FCC determines that more time is needed. Second, the 1996 Telecommunications Act gave the cable and broadcasting industries one year to develop voluntary ratings for video programming containing violent, sexually explicit or other indecent content and to agree voluntarily to transmit signals containing such ratings. Principal representatives from both industries have agreed upon a system of parental guidelines, which is now being implemented on a voluntary basis by broadcast stations and networks, program producers, as well as cable systems and networks. The 1996 Telecommunications Act authorizes the FCC to prescribe guidelines of its own, in consultation with an advisory committee, if the industry guidelines are not acceptable to the FCC. The FCC has sought public comment on whether the voluntary industry guidelines comply with the requirements of the 1996 Telecommunications Act.

     The 1996 Telecommunications Act eliminated the restrictions on the number of television stations that one entity may own and increased the national audience reach limitation by one entity from 25% to 35% of U.S. television households. As required by the 1996 Telecommunications Act, the FCC has revised its dual network rule to allow a TV station to affiliate with an entity maintaining two or more networks, unless certain limited circumstances pertain. The FCC has also amended its rules to permit common ownership or control of a broadcast network and cable systems.

     The FCC rules currently prohibit an entity from having an attributable interest in two local TV stations with overlapping specified signal contours. In an ongoing rulemaking proceeding, the FCC has proposed to relax this rule in certain circumstances and sought comment on a possible waiver mechanism. In another rulemaking, the FCC has sought comment on possible changes to its attribution rules, which define the type of interests in television stations that are recognizable for purposes of its ownership rules. Under one such proposal, certain currently nonattributable debt or passive equity interests would become attributable if held in conjunction with certain other interests in or relationships with the TV licensee, such as the provision of programming. Such a proposal, if adopted, could adversely affect the WB's efforts to add new television stations as affiliates.

     Effective on August 30, 1996, the FCC eliminated a regulation limiting the number of hours of network (including off-network) programs which television stations affiliated with the networks and located in the top 50 markets could broadcast during the four-hour primetime period.

     Warner Bros. cannot at this time predict the effect on its television businesses of the passage of the 1996 Telecommunications Act and the changes, or proposed changes, to the FCC rules discussed above.

                                  COMPETITION

     The production and distribution of theatrical motion pictures, television and animation product and videocassettes/videodiscs are highly competitive businesses, as each competes with the other, as well as with other forms of entertainment and leisure time activities (including video games and on-line services, including the Internet). Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks, basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. The increased number of theatrical films released in the U.S. has resulted in increased competition for theater space and audience attention. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. The television network industry is extremely competitive as networks seek to attract audience share and television stations for affiliation and to obtain advertising revenue and distribution rights to television programming. There is strong competition throughout the home video industry, both from home video subsidiaries of several major motion picture studios and from independent companies, as well as from new film viewing opportunities, such as pay-per-view. Warner Bros. competes in its character merchandising and other licensing and retail activities with other licensors and retailers of character, brand and celebrity names. Warner Bros.' operation of theaters is subject to varying degrees of competition with respect to obtaining new theater sites and attracting patrons, including competition from a number of motion picture exhibition delivery systems, such as pay television and home video systems. Competition within the theme park industry exists on a regional rather than a national basis. Principal competitive factors within the theme park industry generally include the uniqueness and perceived quality of the rides and attractions in a particular park, ease of access to the park from major metropolitan areas, the atmosphere and cleanliness of a park, and the quality of its food and entertainment.

                                     MUSIC

     In the United States and around the world, the Company, through its wholly owned Warner Music Group division ('WMG'), is in the business of discovering and signing musical artists and manufacturing, packaging, distributing and marketing their recorded music.

     WMG also operates Warner/Chappell, a music publishing business with offices around the world, is a partner in music video channels in Germany and the Far East, and is a joint venture partner of music and video clubs in North America.

RECORDED MUSIC

     In the United States, WMG's recorded music business is principally conducted through WMG's Warner Bros. Records, Inc., Atlantic Recording Corporation and Elektra Entertainment Group and their affiliated labels, as well as through the WEA Inc. companies. The WEA Inc. companies include WEA Manufacturing Inc., which manufactures compact discs (CDs), audio and videocassettes, CD-ROMs and, commencing in 1997, digital versatile discs (DVDs), both for WMG's record labels as well as for outside companies; Ivy Hill
Corporation, which produces printed material and packaging for WMG's recorded music products as well as for a wide variety of other consumer products; and Warner-Elektra-Atlantic Corporation ('WEA Corp.'), which markets and distributes WMG's recorded music products to retailers and wholesale distributors. WMG also owns a majority interest in Alternative Distribution Alliance ('ADA'), a so-called 'independent' distribution company specializing in alternative rock music with a focus on new artists and smaller retailers.

     These activities are conducted in more than 70 countries outside the United States by Warner Music International and its subsidiaries, affiliates and non-affiliated licensees. In 1996, more than 58% of WMG's recorded music revenues came from outside the United States.

DOMESTIC

     WMG's record labels in the United States -- Warner Bros., Atlantic and Elektra -- each with a distinct identity, discover and sign musical artists. The labels scout and sign talent in many different musical genres, including pop, rock, jazz, country, hip hop, reggae, folk, blues, gospel and Christian music. Artists generally receive royalties based upon a percentage of the suggested retail or wholesale price of their recordings and music videos, and most receive non-returnable advance payments against such royalties.

     WMG is a vertically-integrated music company. After an artist has entered into a contract with a WMG label, a master recording of the artist's music is produced and provided to WMG's manufacturing operation, WEA Manufacturing, which replicates the music primarily on CDs and audio cassettes. Ivy Hill prints material that is included with CDs and audio cassettes and creates packaging for them. WEA Corp. and ADA, WMG's distribution arms, sell product and deliver it, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. At the same time these activities take place, the label's promotion, marketing, advertising and publicity departments place advertisements in print and electronic media, work to get the new album played on the radio, reviewed and mentioned in publications and the artist booked for appearances on radio and television. If a music video featuring an artist has been produced, the video is distributed and promoted to music video television programmers. Label personnel may also help organize a tour that will further promote a new album.

     In addition to newly released records, each of WMG's labels markets and sells albums from their extensive catalogues of prior releases, in which the labels generally continue to own the copyright. Rhino Records, in which WMG owns a 50% equity interest, specializes in compilations and re-issues of previously released music.

     WMG also has entered into joint venture arrangements pursuant to which WMG companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by the joint ventures. Such agreements typically provide a WMG label with an equity interest and a profit participation in the venture, with financing furnished either solely by WMG or by both parties. Included among these arrangements are the labels Maverick, Rhino, Sub Pop and Qwest. WMG labels also enter into agreements with unaffiliated third-party record labels such as Curb and Scotti Brothers to manufacture and distribute recordings that are marketed under the owner's proprietary label. Through a joint venture, WMG and Sony Music Entertainment operate The Columbia House Company, the leading direct marketer of CDs, audio and videocassettes in the United States and Canada.

     Among the artists whose albums resulted in significant sales for WMG record companies during 1996 were Tracy Chapman, Hootie & the Blowfish, Madonna, Metallica, Alanis Morissette, LeAnn Rimes, and Keith Sweat, as well as the Space Jam soundtrack.

INTERNATIONAL

     Operating in more than 70 countries around the world, Warner Music International ('WMI') engages in the same activities as WMG's domestic labels, discovering and signing artists and manufacturing, packaging, distributing and marketing their recorded music. The artists signed to WMI and its affiliates number more than a thousand. In most cases, WMI also markets and distributes the recordings of those artists for whom WMG's domestic record labels have international rights. In certain countries, WMI licenses to unaffiliated third-party record labels the right to distribute its recordings.

     WMI operates a plant in Germany that manufactures CDs, laser discs and vinyl records for its affiliated companies, as well as for outside companies and, as part of a joint venture, operates a plant in Australia that also manufactures CDs. WMI operates a video company that coordinates the international release of music and non-music video titles.

     During 1996, WMI strengthened its operations with the establishment of Warner Music Colombia; PT Warner Music Indonesia, a joint venture with PT Hema Giatama Records; the creation of Continental East West in Brazil, and the buyout of a joint venture partner in the London-based label PWL International.

     Among the artists whose albums resulted in significant sales for WMI in 1996 were Phil Collins, Enya, Madonna, Luis Miguel, Alanis Morissette, Simply Red and R.E.M.

MUSIC PUBLISHING

     WMG's music publishing companies own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs, and motion picture and theatrical compositions. The catalogue includes works from a diverse range of artists and composers, including Phil Collins, Comden & Green, George and Ira Gershwin, Michael Jackson, Leiber & Stoller, Madonna and Cole Porter. Warner/Chappell also administers the music of several television and motion picture companies, including Lucasfilm, Ltd., Samuel Goldwyn Productions, Aaron Spelling Productions and New World.

     Warner/Chappell's printed music division markets publications throughout the world containing the works of such artists as Alabama, The Grateful Dead, Led Zeppelin, Madonna, Bob Seger and many others. Warner/Chappell also owns CPP/Belwin, one of the world's largest publishers of printed music.

     The principal source of revenues to Warner/Chappell are license fees paid for the use of its musical compositions on radio, television, in motion pictures and in other public performances; royalties for the use of its compositions on CDs, audio cassettes, music videos and in television commercials; and sales of published sheet music and song books.

COMPETITION

     The recorded music business is highly competitive. The revenues of a company in the recording industry depend upon public acceptance of the company's recording artists and their music. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. Overexpansion of retail outlets for music over the past several years led to the closing of many such stores during 1996, which has further increased competition among recorded music companies for sales of music-related product. Competition also intensified during 1996 as a result of the start-up of a number of new labels and the continuing growth in the number of albums released by independent record labels. The recorded music business continues to be adversely affected by counterfeiting of both audio cassettes and CDs, piracy, parallel imports and the home taping of music and may in the future be affected by consumers' ability to download quality sound reproductions from the Internet. In addition, the recorded music business also meets with competition from other forms of entertainment, such as television, pre-recorded videocassettes, the Internet and computer and video games. Competition in the music publishing business is intense. Although WMG's music publishing business is the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed.

                                 CABLE NETWORKS

     The Company's Cable Networks business consists of domestic and international basic cable networks and premium pay television programming services and the operation of sports franchises. TBS's networks (collectively, the 'Turner Networks') constitute the principal component of the Company's basic cable networks: Cable News Network ('CNN'); CNN International; Headline News; CNN Financial News Network ('CNNfn'); WTBS (commonly known as 'TBS
Superstation'); Turner Network Television ('TNT'); Turner Classic Movies, Cartoon Network and the recently launched sports news network, CNN/SI, all operated by TBS, which is wholly owned by the Company. Pay television programming consists of the HBO and Cinemax pay television programming services, operated by the Home Box Office division of TWE ('Home Box Office'). The Company also has a partial interest in certain other domestic and international programming networks.

GENERAL

     The Company, through TBS, is the leading supplier of programming for the basic cable industry in the United States. The Turner Networks provide a wide variety of movies and general entertainment, all-news and all-sports news programming. Through Home Box Office, the Company distributes HBO, the leading pay-TV service, as well as Cinemax. HBO and Cinemax offer uncut, commercial-free motion pictures and high-quality documentaries. In addition, HBO offers exclusive sporting and special entertainment events (such as concerts and comedy shows), and feature motion pictures and television series produced specifically by or for HBO.

     All of the cable networks (which does not include TBS Superstation) distribute their programming via cable and other distribution technologies, including satellite distribution. A separate distribution company, Turner Network Sales, handles the sales and marketing of all of TBS's domestic basic cable networks to cable systems in the United States. Both the basic cable networks and the pay television programming services generally enter into separate multi-year agreements, known as affiliation agreements, with operators of cable television systems and direct-to-home satellite ('DTH') distribution companies in the United States that have agreed to carry such networks. In the United States, cable operators elect to carry networks and services on an individual, and not packaged, basis. With the proliferation of new cable networks and services, competition for cable carriage on the limited available channel capacity has intensified.

     The programming produced for the Company's cable networks is generally transmitted via C-band or Ku-band communications satellites from an uplinking terminus and received on receivers located at local operations centers for each affiliated cable company, or on home satellite dish receivers. Individual dish owners wishing to receive programming from one of the satellite distribution companies must purchase a consumer decoder from a local source and arrange for its activation.

     The basic cable networks generate their revenue principally from the sale of advertising time on the networks and from receipt of monthly per subscriber fees for each of the services carried, paid by cable system operators, DTH distribution companies, hotels and other customers (known as affiliates) who have contracted to receive and distribute such networks. The pay-TV networks, being commercial free, generate their revenue principally from the monthly fees paid by affiliates, which are generally charged on a per subscriber basis. Individual subscribers to HBO and Cinemax are then generally billed monthly by their local cable company or DTH packager for each service purchased and are free to cancel a service at any time.

     As a result of acquisitions and mergers in the cable television industry in recent years, the percentage of Turner Networks' and Home Box Office's revenue from affiliates that are large multiple system cable operators has increased. As of December 31, 1996, the largest single multiple system cable operator with which Turner Networks and Home Box Office do business is Tele-Communications, Inc. ('TCI'), which accounted for approximately 28% of TBS's and 20% of HBO's and Cinemax's combined subscribers. (TCI, through subsidiaries, owns 50.6 million shares of LMCN-V Class Common Stock of the Company entitling the holder to 1/100 of a vote per share on certain limited matters, voting together with all other voting shares. These shares, which were issued in connection with the TBS Transaction, represent less than 1% of the voting power of the Company's outstanding common stock.) As of December 31, 1996, Time Warner Cable (see 'Cable') accounted for an additional 18% and 15%, respectively of TBS's and HBO's and Cinemax's combined subscribers. Turner Networks and Home Box Office attempt to assure continuity in their relationships with affiliates and have entered into multi-year contracts with affiliates, whenever possible. Although TBS and Home Box Office believe the prospects of continued carriage and marketing of their programming services by the larger affiliates are good, the loss of one or more of them as distributors of any individual cable network could have a material adverse effect on their respective businesses.

     Advertising revenue on the Company's basic cable networks is a function of the number of advertising spots sold, the 'CPM,' which is the average cost per thousand homes charged for such advertising, and market conditions. The CPM applicable to each network program varies depending upon its ratings (which measure the numbers of viewers delivered), the type of program and its time slot, which latter factors influence the demographics of such viewers, which are important to an advertiser. To evaluate the level of its viewing audience, TBS utilizes the metered method of audience measurement as provided by A.C. Nielsen. Cable networks which have not achieved widespread cable system distribution are not able to achieve significant viewing levels and, as a result, do not command a high CPM for their advertising time.

                                TURNER NETWORKS

DOMESTIC

     TBS Superstation is a 24-hour per day, independent UHF television station headquartered in Atlanta which is transmitted over-the-air to the Atlanta market and then retransmitted by third parties via satellite to cable systems in all 50 states, Puerto Rico and the Virgin Islands. The network is seen in approximately 70 million homes and its programming includes movies, sports, original productions, and classic television comedies.

     TBS Superstation relies principally on advertising revenue and receives no direct compensation for its signal from cable systems, or from Southern Satellite Systems, Inc. ('SSSI'), the common carrier which delivers its signal to cable systems. Unlike other cable networks, TBS does not have contracts with local cable systems which carry TBS Superstation and also does not have a written agreement with SSSI, which is controlled by TCI.

     The Company continues to explore the possibility of converting TBS Superstation from a broadcast television station to a copyright-paid cable network. Such a conversion would permit the Company to charge cable systems a fee for providing the network to customers but involves the successful completion of negotiations with certain third parties for programming rights, among other things. If such conversion occurs, the Company has an option, obtained as part of the TBS Transaction, to require SSSI to be subject to a non-competition agreement and to provide satellite uplink and distribution services for the converted cable network.

     Other entertainment networks produced and distributed by TBS are TNT, which as of December 31, 1996 had over 70 million subscribers in the United States; Cartoon Network, which in early 1997 increased its subscribers in the United States to 40 million, as reported by A.C. Nielsen, and Turner Classic Movies, a 24-hour commercial free classic film network which presents films from TBS's MGM, RKO and pre-1950 Warner Bros. film libraries and which has over 10 million subscribers. Programming for these entertainment networks is derived from the Company's film, made-for-television and animation libraries as to which TBS or other divisions of the Company own the copyrights, licensed programming, including sports, and original productions.

     TBS has acquired programming rights from the National Basketball Association (the 'NBA') to televise a certain number of regular season and playoff games in each of the 1994-1995 through 1997-1998 seasons for which it has agreed to pay fees plus a share of the advertising revenues generated in excess of specified amounts. TBS has also acquired broadcast rights from the National Football League to televise a certain number of preseason and regular season Thursday and Sunday night football games in each of the 1994 through 1997 seasons, for which it has agreed to pay fees.

     TBS also televises on TBS Superstation a certain number of baseball games of the Atlanta Braves, a major league baseball club owned by a subsidiary of TBS, for which rights fee payments are paid to the Major League's central fund for distribution to all Major League Baseball clubs.

     CNN, launched in 1980, is a 24-hour per day cable television news service and, with CNN International, is distributed to more than 170 million homes in more than 210 countries and territories. In addition to Headline News which provides updated half-hour newscasts throughout each day, CNN has expanded its brand franchise to include CNNfn, launched on December 29, 1995, featuring business and consumer news; and CNN/SI, launched on December 12, 1996, featuring sports news and features. The Company has also expanded into a number of special market networks.

     CNN owns and operates 30 permanent news bureaus, of which nine are in the United States and 21 are located around the world. In addition, a network of satellite newsgathering trucks, portable satellite uplinks and a network of approximately 400 domestic and 200 international broadcast television affiliates on five continents permit CNN to report live from virtually anywhere in the world. These affiliate arrangements, from which CNN obtains substantial news coverage, are generally represented by contracts having terms of one or more years.

     CNN also operates CNN Interactive (at http://www.CNN.com), one of the most popular sites on the World Wide Web, receiving more than 16 million page views each week.

INTERNATIONAL

     CNN International ('CNNI') is a television news service consisting of programming produced by CNN and Headline News, as well as original programming, which is distributed to cable systems, broadcasters, hotels, direct-to-home satellite viewers and businesses around the world on a network of 16 regional satellites. TBS has announced that in March 1997 it will launch CNN en Espanol, a new Spanish language all-news network in Latin America, which TBS expects will achieve greater penetration into the region.

     CNNI derives its revenues primarily from fees charged to cable operators, fees paid by other recipients of the CNNI signal, including hotels and international over-the-air television stations, and the sale of advertising time.

     Internationally, TBS also distributes TNT Latin America, Cartoon Network Latin America, TNT & Cartoon Network Europe and TNT & Cartoon Network Asia, each of which features a portion of its schedule in more than one language through dubbing or subtitling. In Europe and Asia, the channels are dual programming services, featuring animated programming during the day and film product at night. These networks are now seen in 33 countries in Europe and North Africa, more than 30 countries in Latin America and the Caribbean, and 20 countries in the Asia Pacific region. In Latin America, revenues from these services are derived primarily from subscription fees based on contracts with cable operators. In Europe and Asia, these services generate advertising revenues in addition to subscriber fees.

     n-tv, a German language news network currently reaching 40 million homes in Germany and contiguous countries in Europe, primarily via cable systems and satellite, is 25.52%-owned by TBS and 24.27%-owned by the Home Box Office division of TWE. Like TBS Superstation, n-tv relies principally on advertising revenues and receives no compensation for its signal from cable systems.

                                HOME BOX OFFICE

     HBO, operated by the Home Box Office division of TWE, is the nation's most widely distributed pay television service, which together with its sister service, Cinemax, had approximately 32.4 million subscribers as of December 31, 1996.

PROGRAMMING

     A majority of HBO's programming and a large portion of that on Cinemax consists of recently released, uncut and uncensored feature motion pictures. Home Box Office's practice has been to negotiate licensing agreements of varying duration for such programming with major motion picture studios and independent producers and distributors. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee, which may be a function of, among other things, HBO and Cinemax subscriber levels and the films' box office performances.

     Home Box Office attempts to ensure access to future movies in a number of ways. In addition to its exhibition of movies distributed by Warner Bros. and its regular licensing agreements with numerous distributors, it has entered into agreements with DreamWorks SKG, Sony Pictures Entertainment, Inc. ('Sony Pictures'), Paramount Pictures Corporation ('Paramount') and Twentieth Century Fox Film Corporation ('Fox') pursuant to which Home Box Office has acquired exclusive and non-exclusive rights to exhibit on its pay television services all or a substantial portion of the films produced, acquired and/or released by these entities during the term of each agreement. Home Box Office has also entered into non-exclusive license agreements with Fox, Paramount, Sony Pictures and Walt Disney Pictures for older, library films. Home Box Office's exclusive distribution agreement with Paramount, the parent company of which also owns the Showtime Network, expires as to new theatrical releases on December 31, 1997 and is not expected to be renewed.

     HBO has also increasingly defined itself by the exhibition of sporting events, such as boxing matches and Wimbledon, contemporary and sometimes controversial, pay television premiere movies, dramatic and comedy specials, television series, and documentaries that are produced by HBO or for initial exhibition on HBO. Examples of such shows include 'The Larry Sanders Show,' now in its fifth season, 'Dennis Miller Live,' in its fourth season and 'Real Sports with Bryant Gumbel,' in its third season.

OTHER INTERESTS

     Time Warner Sports, a division of Home Box Office, operates TVKO and TVKO Entertainment, entities that distribute pay-per-view prize fights and other pay-per-view programming.

     In 1996, Home Box Office's own production company, HBO Independent Productions, produced the series 'Martin,' now in its fifth season on the Fox network, and 'Everybody Loves Raymond' under a 'first look' production agreement with CBS. Divisions of Home Box Office also produce comedy programming for HBO, Comedy Central, broadcast networks and syndication. Home Box Office owns a 50% interest in Citadel Entertainment, L.P., which produces motion pictures and other programs for broadcast, basic cable and pay television networks, including HBO. Home Box Office is also co-owner of a U.K. television production company and a separate joint venture for the foreign distribution of programming produced by that production company.

     When it controls the rights, Home Box Office also distributes theatrical films and made-for-pay television programming to other cable television or pay-per-view services, and distributes original programming into domestic syndication and foreign television.

INTERNATIONAL

     HBO Ole, a 37.6%-owned partnership comprised of TWE (acting through its Home Box Office and Warner Bros. divisions), a Venezuelan company and two other motion picture companies, operates two Spanish-language pay television motion picture services, HBO Ole and Cinemax, which are currently distributed in Central and South America, Mexico and the Caribbean. HBO Brasil, another partnership in which TWE has an interest, distributes Portuguese-language pay television movie services in Brazil. TWE also has a 40% interest in HBO Asia, an English-language, movie-based pay television service which, together with Cinemax, is currently distributed to various countries in Southeast Asia.

     In addition to the Latin American and Asian ventures, Home Box Office has interests in pay television services in Hungary, the Czech Republic and Poland. TWE also has a 6.6% interest in TV-1000, a pay television service operating in Scandinavia, a 20.5% interest in PulsTV, a general interest regional television broadcaster serving the Berlin and Brandenberg areas of Germany, as well as a 26.5% interest in Hamburg 1, also a regional broadcaster in Germany.

                      OTHER BASIC CABLE NETWORK INTERESTS

     The Company, through TWE, holds a 50% interest in Comedy Central, an advertiser-supported basic cable television service, which provides comedy programming. Comedy Central was available in 42 million homes at year-end 1996.

     The Company, through TWE and the TWE-A/N Partnership, as of December 31, 1996 held an interest of approximately 58% in E! Entertainment Television, a Los Angeles-based basic cable channel specializing in promoting the entertainment industry and serving approximately 43 million subscribers as of year-end 1996. In December 1996, the other owners of E! triggered contractual buy-sell provisions, pursuant to which the Company expects to sell its interest in E! in March 1997.

     The Company, through TWE, holds a 33 1/3% interest in Court TV. Court TV, launched in 1991, is a 24-hour cable network covering actual courtroom trials from around the United States and abroad with approximately 28 million subscribers at year-end 1996. During prime time, Court TV features live analyses of the day's coverage and other programming exploring aspects of the legal system.

                           REGULATION AND LEGISLATION

     In April 1993, the FCC released regulations designed to implement provisions of the 1992 Cable Act, which generally prohibits vertically integrated programmers, which currently include the program services owned by TBS and Home Box Office, from offering different prices, terms, or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators. Although the Turner Networks, HBO and Cinemax services are currently provided to subscribers by means of a number of different technologies including cable, MMDS and DTH, the 1992 Cable Act and the FCC's implementing regulations could have a material adverse effect on their businesses. See 'Cable Systems Regulation and Legislation.'

     As a result of the TBS Transaction, the Company is subject to a Consent Decree (the 'FTC Consent Decree') entered into with the Federal Trade Commission ('FTC'), certain provisions of which impose limitations on the Company's business conduct with respect to the sale of TBS's cable programming services. Such provisions of the FTC Consent Decree are designed to ensure that the Company does not disadvantage rival multi-channel programming distributors by increasing the proportional relationship which existed prior to the consummation of the TBS Transaction between the carriage terms offered to large distributors and those offered to smaller distributors in geographic areas also served by Time Warner Cable. Compliance with the FTC Consent Decree is not expected to cause an undue financial burden on the Company.

     The 1996 Telecommunications Act contains provisions concerning manufacturer insertion of a 'V-chip' into television sets and industry implementation of a ratings system for violent, sexually explicit and indecent programming. (See 'Filmed Entertainment -- Regulation and Legislation.') The Company cannot predict at this time the effect of this legislation on its cable network business.

                                  COMPETITION

     The Turner Networks and Home Box Office's businesses face strong competition. Each of the cable networks and programming services compete with other cable television programming services for distribution on the limited number of channels available on cable operating systems. All of the networks compete for viewers' attention with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view services and on-line activities. In addition, the cable networks face competition for programming product with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors.

     The Turner Networks and Home Box Office's production divisions compete with other producers and distributors of programs for air time on broadcast networks, independent commercial television stations, and pay and basic cable television networks.

                           OTHER CABLE NETWORK ASSETS

THE ATLANTA BRAVES

     Through a wholly owned subsidiary, TBS owns the Atlanta Braves (the 'Braves'), a major league baseball club and 1996 National League champions. As a member of the National League, the Braves are subject to assessments and dues and to compliance with the constitution and by-laws of the National League and rules of the Commissioner of Baseball. Player employment matters are governed primarily by the terms of a five-year collective bargaining agreement which was reached in 1996 between Major League Baseball and the Major League Baseball Players Association.

     The Braves derive income from gate receipts, concessions and related sales, suite sales, local sponsorships, and local media. The Braves share pro rata in proceeds from national media contracts, expansion fees, and the national licensing activities of Major League Baseball.

     Commencing with the 1997 Season, the Braves will play their home games at Turner Field in Atlanta. The stadium was originally constructed for the 1996 Summer Olympic Games and is currently being converted for use as a Major League Baseball stadium pursuant to an agreement between the Braves and the Atlanta Committee for the Olympic Games under which the Braves have committed to contribute $23.4 million towards the cost of such conversion.

THE ATLANTA HAWKS

     Through wholly owned subsidiaries, TBS owns the Atlanta Hawks basketball team (the 'Hawks'), a member of the NBA. The NBA, through its constitution and by-laws, has established rules governing club operations, including player relations. The Hawks derive income from gate receipts, concessions and related sales, suite sales, local sponsorships, and local media. The Hawks share pro rata in proceeds from national media contracts, expansion fees, and the national licensing activities of the NBA. The Hawks currently play their home games in the Omni Coliseum in Atlanta which is operated by another wholly owned subsidiary of TBS.

     TBS has reached a preliminary agreement with the City of Atlanta-Fulton County Recreation Authority to build a new multi-purpose arena adjacent to CNN Center to replace the Omni Coliseum. The cost of the arena will be funded primarily by the proceeds from bonds issued by the Authority. Pursuant to the preliminary agreement, TBS will contribute $20 million towards the cost of certain infrastructure improvements on the site and become a partner in a joint venture that will operate the new arena.

WRESTLING AND HOCKEY

     Through World Championship Wrestling, TBS produces wrestling programming for TBS Superstation and TNT, the domestic syndication markets and pay-per-view television.

     TBS filed an application for a National Hockey League (the 'NHL') franchise in Atlanta on October 31, 1996. The NHL is expected to make a decision regarding expansion teams for the league by the end of 1997.

                                   PUBLISHING

     The Company's Publishing business is conducted primarily by Time Inc., a wholly owned subsidiary of the Company. Time Inc. is one of the world's leading magazine and book publishers and is one of the largest direct-mail marketers in the world.

                                   MAGAZINES

GENERAL

     Time Inc. publishes some of the world's best-known magazines, including TIME, LIFE, PEOPLE, SPORTS ILLUSTRATED, FORTUNE, MONEY and ENTERTAINMENT WEEKLY. These magazines are generally aimed at a broad consumer market. They cover a broad range of topics of interest to potential readers, including current events, prominent personalities, sports, entertainment, business and personal finance, and lifestyle. Several of the magazines have developed affiliated publications that provide editorial content directed to particular demographic groups, such as children, that are outside their core readership.

     Each magazine published by Time Inc. has an editorial staff under the general supervision of a managing editor and a business staff under the management of a president or publisher. Many of the magazines have numerous regional and demographic editions which contain the same basic editorial material but permit advertisers to direct their advertising to specific markets. Through the use of selective binding and ink-jet technology, magazines can create special custom editions targeted towards specific groups or readers.

     Magazine manufacturing and distribution activities are generally managed by centralized staffs of Time Inc. Fulfillment activities for Time Inc.'s magazines are generally administered from a centralized facility in Tampa,

Florida. Some of the development properties and overseas operations employ independent fulfillment services and undertake their own manufacturing and distribution.

     Time Inc. has expanded its core magazine businesses through the development of product extensions. These are generally managed by the individual magazines and involve specialized editions of the respective magazine aimed at particular readership groups, publication of editorial content developed by the magazine staffs through different media, such as hardcover books, television, and new media, particularly the Internet, and use of the brand name and reach of the core publications to expand into related products, such as merchandise.

DESCRIPTION OF MAGAZINES

     The Company's magazines and their areas of interest are summarized below:

     TIME summarizes the news and brings original interpretation and insight to the week's events, both national and international, and across the spectrum of politics, business, entertainment, sports, societal trends, health, and other areas of general consumer interest. TIME has also developed additional publications aimed at particular reader segments. TIME FOR KIDS is a weekly news magazine aimed at elementary school students from fourth through sixth grade. TIME DIGITAL is a quarterly supplement to TIME, which discusses issues regarding the impact of new electronic technology on society and culture. TIME also has five weekly English-language editions which circulate outside the United States:
TIME  Asia,  TIME Atlantic,  TIME  Canada, TIME  Latin  America, and  TIME South
Pacific.

     SPORTS ILLUSTRATED is a weekly magazine which covers the activities of, and is designed to appeal to, spectators and participants in virtually all forms of recreational and competitive sports. In addition, SPORTS ILLUSTRATED has created special custom editions, including GOLF PLUS and NFL PLUS, to deliver advertisers more highly targeted audiences and has also developed new venues for its editorial content, including television production through SITV, which produces original programming for sale to the television broadcast networks, and CNN/SI, a new sports news cable television network that is operated as a joint venture between SPORTS ILLUSTRATED and CNN.

     SPORTS ILLUSTRATED FOR KIDS is a monthly sports-oriented magazine geared to children ages eight through fourteen. SPORTS ILLUSTRATED FOR KIDS also publishes INSIDE STUFF, a magazine produced under license from the National Basketball Association which is aimed at teen-age basketball fans and published during the basketball season.

     PEOPLE is a weekly magazine which reports on celebrities and other notable personalities in the fields of politics, sports and entertainment, or who otherwise come to prominent public attention due to acts of heroism, tragedy or other aspects of general human interest. PEOPLE is currently testing PEOPLE en Espanol, a Spanish-language edition aimed primarily at Hispanic readers in the United States. WHO WEEKLY is an Australian version of PEOPLE.

     Time Inc. has other magazines directed at readers' interests in entertainment and celebrities. ENTERTAINMENT WEEKLY is a weekly magazine which includes reviews and reports on television, movies, video, music, books, and multimedia and also offers entertainment-related merchandise directly to consumers. IN STYLE is a monthly magazine which focuses on celebrity lifestyles and includes reports and advice on beauty and fashion.

     FORTUNE is a biweekly magazine which reports on worldwide economic and business developments. FORTUNE also provides extensive coverage of the activities of major or noteworthy corporations and business personalities, and compiles the annual FORTUNE 500 list of the largest U.S. corporations. MONEY is a monthly magazine which reports on personal finance and provides information on topics such as investing, planning for retirement, financing children's college educations, and other areas of interest to consumers regarding their financial concerns. The magazine will be celebrating its 25th anniversary in 1997. MONEY publishes related products, such as the RETIRE WITH MONEY newsletter, which provides consumer advice on retirement investments.

     LIFE is a monthly magazine which features photographic essays of important news events, prominent personalities and meaningful vignettes of the lives of ordinary people. LIFE also publishes hardcover books that include contemporary and historical photographs of note from its extensive collection.

     Time Inc. also publishes several regional magazines including SOUTHERN LIVING, a monthly regional home, garden, food and travel magazine focused on the South, published by Southern Progress Corporation ('Southern Progress'), and SUNSET, The Magazine of Western Living, a monthly focused on lifestyles in the West, published by Sunset Publishing Corp. COOKING LIGHT is published nine times a year and promotes health and fitness through active lifestyles and good nutrition. Southern Progress also publishes SOUTHERN ACCENTS, a bi-monthly magazine that features architecture, fine homes and gardens, and arts and travel, and PROGRESSIVE FARMER, a monthly regional farming magazine. In 1996, Southern Progress acquired the rights to publish WEIGHT WATCHERS magazine, under license from H.J. Heinz.

     Time Publishing Ventures ('TPV') manages Time Inc.'s specialty publishing titles. Parents and families are addressed by PARENTING, which is published ten times a year and aimed at parents of children under the age of ten and BABY TALK, which is published ten times a year and is targeted at expectant and new mothers. HEALTH is a women's consumer health magazine and HIPPOCRATES is a trade magazine targeted at primary care physicians. TPV also publishes THIS OLD HOUSE six times a year, pursuant to a licensing arrangement with public television station WGBH in Boston based on the popular home renovation television series. MARTHA STEWART LIVING was sold in February 1997, with the Company retaining a minor equity interest and certain distribution rights.

     Time Inc.'s international operations include both regional versions of some of its core magazines, including TIME, PEOPLE and FORTUNE, as well as publications whose editorial content and focus are outside the United States. Such magazines include PRESIDENT, DANCYU, and ASIAWEEK.

     Time Inc. also has management responsibility for most of the American Express Publishing Corporation's operations, including its core lifestyle magazines TRAVEL & LEISURE and FOOD & WINE, as well as DEPARTURES magazine, which is a controlled circulation magazine distributed to holders of the American Express Platinum Card. Time Inc. receives a fee for managing these properties.

CIRCULATION

     Time Inc.'s magazines are sold primarily by subscription and delivered to subscribers through the mail. Subscriptions are sold by direct-mail solicitation, subscription sales agencies, television and telephone solicitation and insert cards in Time Inc. magazines and other publications. Single copies of magazines are sold through retail news dealers and other consumer magazine retailers, such as supermarkets, drug stores, and discount stores, which are supplied in turn by regional wholesalers.

     Circulation efforts form the basis of the advertising rate base, which is the guaranteed minimum paid circulation level on which advertising rates are based. The Time Inc. titles with the 10 highest rate bases on January 1, 1997 were:

TITLE                                                                               RATE BASE
---------------------------------------------------------------------------------   ---------

TIME.............................................................................   4,000,000
PEOPLE...........................................................................   3,150,000
SPORTS ILLUSTRATED...............................................................   3,150,000
SOUTHERN LIVING..................................................................   2,400,000
MONEY............................................................................   2,000,000
LIFE.............................................................................   1,500,000
SUNSET...........................................................................   1,425,000
COOKING LIGHT....................................................................   1,300,000
ENTERTAINMENT WEEKLY.............................................................   1,275,000
PARENTING........................................................................   1,150,000

     Time Distribution Services ('TDS') is a national distribution company responsible for the retail sales, distribution, marketing and merchandising of single copies of periodicals for Time Inc. and other publishers. TDS distributes periodicals through a magazine wholesaler network which services retail outlets such as newsstands, supermarkets, convenience and drug stores.

     Warner Publisher Services ('WPS') is a major distributor of magazines and paperback books sold through wholesalers in the United States and Canada, and internationally. WPS is the sole national distributor for MAD magazine, the publications of DC Comics, and certain publications and paperback books published by other publishers, including TEEN, VOGUE, WOMEN'S DAY, and the Dell Puzzle Books.

ADVERTISING

     Advertising carried in Time Inc. magazines is predominantly consumer advertising. In 1996, Time Inc. magazines accounted for 21% of the total advertising revenue in consumer magazines, as measured by the Publishers Information Bureau ('PIB'), which measures consumer advertising placed in magazines. As a result, Time Inc. had the three leading magazines in terms of advertising dollars and seven of the top 25:

TITLE                                                 PIB RANK
---------------------------------------------------   --------

PEOPLE.............................................       1
SPORTS ILLUSTRATED.................................       2
TIME...............................................       3
FORTUNE............................................      13
ENTERTAINMENT WEEKLY...............................      19
MONEY..............................................      20
SOUTHERN LIVING....................................      22

     The five leading categories of advertising carried in Time Inc. magazines in 1996, according to PIB were, in descending order, domestic automobile manufacturers, computers, toiletries and cosmetics, food, and publishing, media and movies.

PAPER AND PRINTING

     Lightweight coated paper constitutes a significant component of physical costs in the production of magazines. Time Inc. has contractual commitments to ensure an adequate supply of paper, but periodic shortages may occur in the event of strikes or other unexpected disruptions in the paper industry. During 1996, Time Inc. purchased paper principally from six independent manufacturers, in each case under contracts that, for the most part, are either fixed-term or open-ended at prices determined on a market price or formula price basis. Paper prices in 1996 declined significantly for all major grades of paper for which Time Inc. has substantial demand. Based upon the current marketplace, however, Time Inc. does not anticipate that this trend will continue.

     Printing and binding for Time Inc. magazines are accomplished primarily by major domestic and international independent printing concerns in 20 locations. Magazine printing contracts are either fixed-term or open-ended at fixed prices with, in some cases, adjustments based on certain criteria.

                                     BOOKS

TRADE PUBLISHING

     Time Inc.'s trade publishing operations are conducted primarily by Time Warner Trade Publishing, through its two major publishing houses, Warner Books and Little, Brown. In 1996, Time Warner Trade Publishing placed 28 books on The New York Times best-seller lists.

WARNER BOOKS

     Warner Books primarily publishes hardcover, mass market and trade paperback books. Among its best selling hardcover books in 1996 were: The Search for Justice, by Robert L. Shapiro with L. Warren, The Tenth Insight, by James Redfield, Simple Abundance, by Sarah Ban Breathnach, The Notebook, by Nicholas Spark, and My Sergei, by Ekaterina Gordeeva with E.M. Swift. Best selling mass market paperbacks in 1996 included The Rules, by Ellen Fein and Sherrie Schneider, Morning, Noon & Night, by Sidney Sheldon, and Absolute Power, by David Baldacci, which was released as a full-length motion picture in early 1997 produced by the Castle Rock division of the Company.

     Time Warner Audiobooks develops and markets audio versions of books and other materials published by both Warner Books and Little, Brown. In addition, through a joint venture with Little, Brown, Warner Books operates Time Warner Electronic Publishing, which is engaged in on-line and multimedia publishing.

LITTLE, BROWN

     Little, Brown publishes general and children's trade books. Through its subsidiary, Little, Brown and Company (U.K.) Ltd., it also publishes general hardcover and mass market paperback books in the United Kingdom. Among the trade hardcover best-sellers published by Little, Brown in 1996 were: Jack and Jill, by James Patterson, How Good Do We Have To Be, by Rabbi Harold Kushner, and A Good Walk Spoiled, by John Feinstein, which was a best-selling mass market paperback for Little, Brown as well.

     Little, Brown handles book distribution for itself, Warner Books and Sunset Books, as well as other publishers. The marketing of trade books is primarily to retail stores and wholesalers throughout the United States, Canada and the United Kingdom. Through their combined United States and United Kingdom operations, Little, Brown and Warner Books have the ability to acquire English-language publishing rights for the distribution of hard and soft-cover books throughout the world.

     In 1996, Little, Brown sold its professional publishing division, which published legal and medical reference books and textbooks and journals sold primarily to university retail stores and to practitioners.

OXMOOR HOUSE AND SUNSET BOOKS

     Oxmoor House, a division of Southern Progress, markets how-to books on a wide variety of topics including food and crafts, as well as Leisure Arts, a well-established publisher and distributor of instructional leaflets, continuity books series and magazines for the needlework and crafts markets. Sunset Books, the book publishing division of Sunset Publishing Corp., markets books on topics such as building and decorating, cooking, gardening and landscaping, and travel. Sunset Books' unique marketing formula includes an extensive distribution network of home repair and garden centers.

                                DIRECT MARKETING

TIME LIFE

     Time Life is one of the nation's largest direct marketers of continuity series of books, music and videos. Its products are sold by direct response, including mail order, television and telephone, through retail, institutional and learning channels, and by door-to-door independent distributors in some foreign markets. Time Life products are currently sold in over 25 languages worldwide and approximately 40% of its revenues are generated outside the United States. Two major titles recently published by Time Life are the Williams-Sonoma Kitchen Library Series, and the Medical Advisor: The Complete Guide To Alternative and Conventional Treatments. In 1996, Time Life acquired Heartland Music, a direct marketer of music that offers single-shot packages to consumers in genres not currently addressed by Time Life, such as country and gospel.

     Editorial material is created by in-house staffs as well as through outside book publishers. Time Life Books products are manufactured by several independent companies. Manufacturing contracts are entered into on a series rather than a single title basis and are fixed-price with provisions for cost of labor, material and specification adjustments. These contracts, subject to certain limitations, may be terminated by Time Life or the manufacturer. Time Life's fulfillment activities, excluding international operations, are conducted from a centralized facility in Richmond, Virginia.

BOOK-OF-THE-MONTH CLUB

     Book-of-the-Month Club currently operates eight book clubs and two continuity businesses with a combined membership of more than four million. Two of the clubs, Book-of-the-Month Club and Quality Paperback Book Club, are general interest clubs, and the remaining clubs specialize in history, cooking and crafts, business, children's books, women's lifestyle, spiritual, self-help and health topics, and the books of a particular author. In addition, multimedia, audio and video products are offered through the clubs. Book-of-the-Month Club's international businesses operate in over 50 countries worldwide.

     Book-of-the-Month Club acquires the rights from publishers to manufacture and distribute books and then has them printed by independent printing concerns. Book-of-the-Month Club operates its own fulfillment and warehousing operations in Mechanicsburg, Pennsylvania.

AMERICAN FAMILY ENTERPRISES

     In 1996, Time Inc. restructured its 50%-owned joint venture, American Family Publishers ('AFP'). As a result of its contributions of Time Inc. Home Entertainment and Music Sound Exchange into the restructured partnership, Time Inc. now holds a 50% equity interest in the newly-formed American Family Enterprises ('AFE'), which is a direct mail magazine subscription, book and music marketer.

                                  POSTAL RATES

     Postal costs represent a significant operating expense for the Company's publishing activities. During 1996, Time Inc. benefitted from a reduction in its postal rates as a result of changes in the Postal Rate Commission's system of classification of mail.

     Publishing operations strive to minimize postal expense through the use of certain cost-saving measures, including the utilization of contract carriers to transport books and magazines to central postal centers. It has been the Company's practice in selling books and other products by mail to include a charge for postage and handling, which is adjusted from time to time to partially offset any increased postage or handling costs.

                                  COMPETITION

     Time Inc.'s magazine operations compete for sales with numerous other publishers and retailers, as well as other media. The general circulation magazine industry is highly competitive both within itself and with other advertising media which compete with the Company's magazines for audience and advertising revenue.

     Time Inc.'s book publishing operations compete for sales with numerous other publishers and retailers as well as other media. In addition, the acquisition of publication rights to important book titles is highly competitive, and Warner Books and Little, Brown compete with numerous other book publishers. TDS and WPS meet with direct competition from other distributors operating throughout the United States and Canada in the distribution of magazines and paperback books.

                                     CABLE

     The Company's Cable business consists principally of interests in cable television systems that are managed by Time Warner Cable, a division of TWE. Of the approximately 12.3 million subscribers, approximately 2.3 million are in systems owned by TWI Cable Inc., a wholly owned subsidiary of Time Warner which is not a part of TWE, and approximately 10 million are in systems owned by TWE, including approximately 4.5 million subscribers in a joint venture between TWE and Advance/Newhouse known as the

TWE-A/N Partnership. Time Warner Cable generally manages all such systems and receives a fee from Time Warner for management of the systems owned by TWI Cable.

                            CABLE TELEVISION SYSTEMS

GENERAL

     Time Warner Cable is the second-largest multiple system cable operator in the United States. As of January 1, 1997, Time Warner Cable's 12.3 million cable subscribers were geographically concentrated in 34 groupings of more than 100,000 subscribers each. This includes the approximately 2.3 million subscribers in the cable television systems formerly owned by Summit
Communications Group, Inc., KBLCOM Incorporated and Cablevision Industries Corporation, which were acquired by Time Warner in 1995 and early 1996 (the 'TWI Cable Systems'), and the approximately 4.5 million subscribers in the TWE-A/N Partnership, in which TWE owns a 66 2/3% interest and is paid a fee to manage. More than 55% of Time Warner Cable's aggregate subscribers are located in five states: Florida, New York, North Carolina, Ohio and Texas.

     Through a network of coaxial and fiber-optic cable, the Company's cable television system subscribers generally receive more than 50 channels of video programming, including local broadcast television signals, locally produced or originated video programming, distant broadcast television signals (such as WTBS or WGN), advertiser-supported video programming (such as ESPN and CNN) and premium programming services (such as HBO, Cinemax, Showtime and The Movie Channel). In most systems, Time Warner Cable also offers movies and other events on a pay-per-view basis, as well as audio and other entertainment services.

     Pursuant to the Admission Agreement under which US West became a limited partner of TWE, TWE has agreed to use its best efforts to complete upgrades to a substantial portion of its cable systems to Full Service Network capability by the end of 1998. Time Warner Cable expects that by the end of 1997, more than half of its systems will be upgraded. Such upgrades include the broad deployment of fiber and electronics. As systems are designated for such upgrade and after any required approvals are obtained, US West and TWE share joint control over the direction of those systems through a 50-50 management committee.

     Time Warner Cable has also agreed with the FCC under the Social Contract described below to invest a total of $4 billion in capital costs over a five-year period ending December 31, 2000. The agreement with the FCC covers all Time Warner Cable systems, including those owned by TWI Cable and the TWE-A/N Partnership.

     Time Warner Cable intends to use a portion of the band-width in its upgraded systems to support its on-line service for home personal computers, called Road Runner. Road Runner, developed in partnership with Time Inc., delivers Internet access and proprietary local, national and international content through the cable network to customers' home computers. During 1996, the service was launched commercially in Time Warner Cable's Akron/Canton, Ohio and TWE-A/N's Binghamton, NY systems. In early 1997 it was launched in the TWE-A/N San Diego system. A number of other launches are planned for 1997.

     The number of cable subscribers managed by Time Warner Cable has grown primarily as a result of the acquisition of the TWI Cable Systems, the formation of the TWE-A/N Partnership, increases in the number of subscribers to its cable television systems and the development of geographically-clustered systems through the exchange or purchase of cable television systems. Any future growth in subscribers is expected to come from the exchange of certain of Time Warner Cable's unclustered cable television systems for geographically strategic systems, increased penetration of existing homes passed (through rebuilds and the introduction of new services), population growth and extensions of existing systems. (See also, 'Business -- TWE.')

     Most of the Company's cable television revenue is derived from monthly fees paid by subscribers for cable video programming services. Additional revenue is generated by selling time on cable television systems for commercial advertisements to local, regional and, in some cases, national advertisers. Advertising time is sold as inserts into certain non-broadcast cable programming and local origination programming shown on the Company's cable television systems. In addition, pay-per-view service is offered in most cable television systems, which allows subscribers to choose to view specific movies and events, such as concerts and sporting events, and to pay on a per-event basis.

     TWE also owns a 31.3% equity interest in Primestar, a satellite distribution company offering packages of programming services to customers owning DTH receiving dishes. Time Warner Satellite Services generally has the non-exclusive right to distribute Primestar to customers in Time Warner Cable's service areas (including TWI Cable and the TWE-A/N Partnership) and also in certain adjacent areas. Time Warner Satellite Services currently has more than 500,000 Primestar customers.

PROGRAMMING

     Time Warner Cable provides video programming to its subscribers pursuant to multi-year contracts with program suppliers who generally are paid a monthly fee per subscriber. Many of these contracts contain price escalation provisions; however, in most cases the cable operator has a right to cancel the contract if the supplier raises its price beyond agreed limits. The loss of any one supplier would not have a material adverse effect on Time Warner Cable's operations.

SERVICE AND PROGRAMMING CHARGES

     Subscribers to the Company's cable systems generally are charged monthly fees based on the level of service selected. The monthly prices for various levels of cable television services (excluding services offered on a per-channel or per-program basis) range generally from $5 to $25 for residential customers. Other services offered include equipment rentals, usually for an additional monthly fee. Systems offering pay-per-view movies generally charge between $4 and $6 per movie, and systems offering pay-per-view events generally charge between $6 and $50, depending on the event. A one-time installation fee is generally charged for connecting subscribers to the Company's cable television system.

     Subscribers may purchase premium programming services and, in certain systems, other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service.

     Commercial subscribers are charged rates for cable programming services that vary depending on the nature of the contract.

INTERNATIONAL

     TWE has a 53.75% interest in a joint venture established to invest in, and further develop, cable television systems and programming in Hungary. TWE also owns a 13% indirect interest in Sky Network Television, an over-the-air subscription service in New Zealand. In France, TWE owns 100% of Cite Reseau and 49.88% of Rhone Vision Cable both established to acquire new franchises, build and operate cable systems in France. In China, TWE owns 75% of the Beijing-Time Warner Cable Television Engineering Company and, in Japan has acquired a 15.44% interest in two cable television companies, Titus Communications and Chofu Cable Television.

                           REGULATION AND LEGISLATION

     The cable television industry is regulated by the FCC, some states and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies may in the future materially affect the cable television industry. The following discussion summarizes certain federal, state and local laws and regulations affecting cable television.

     Federal Laws. The Cable Communications Policy Act of 1984 ('1984 Cable Act'), the 1992 Cable Act and the 1996 Telecommunications Act are the principal federal statutes governing the cable industry. These statutes regulate the cable industry, among other things, with respect to: (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) consumer protection and customer service requirements;
(vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; and (x) privacy of customer information.

     Federal Regulations. The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations implementing the federal statutes.

     Rate Regulation. Under the 1992 Cable Act, nearly all cable television systems are subject to local rate regulation of basic service pursuant to a formula established by the FCC and enforced by local franchising authorities. Additionally, the legislation required the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium service if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service and rental of cable equipment; and allowed the FCC to impose restrictions on the retiering and rearrangement of basic and non-basic services under certain limited circumstances.

     Under the 1996 Telecommunications Act, regulation of nonbasic tier rates is scheduled to terminate on March 31, 1999. Regulation of both basic and nonbasic tier cable rates also ceases for any cable system subject to 'effective competition.' The 1996 Telecommunications Act expands the definition of 'effective competition' to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DTH.

     The FCC's rate regulations employ a benchmark system for measuring the reasonableness of existing basic and nonbasic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or significantly upgrades its system. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met, e.g., services may not be moved from existing tiers to the new product tier. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit.

     Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required.

     On November 30, 1995, the FCC adopted a Social Contract with Time Warner Cable which resolved all of the cable television rate complaints pending against Time Warner Cable and requires Time Warner Cable to upgrade its domestic cable television systems. The Social Contract was negotiated in accordance with the FCC's authority to consider and adopt 'social contracts' as alternatives to other regulatory approaches applicable to cable television rates. Specifically, the Social Contract provides for an estimated $4.7 million plus interest in refunds in the form of bill credits to subscribers of certain designated Time Warner Cable systems, a commitment by Time Warner Cable to establish a lifeline basic service priced at 10% below Time Warner Cable's benchmark regulated rates with an adjustment to the nonbasic tier to recoup the reduced basic service tier revenue; and a commitment by Time Warner Cable to upgrade its domestic systems by December 31, 2000. Court appeals filed by the city of Austin, Texas and the Intercommunity Cable Regulatory Commission (which represents 28 Cincinnati suburbs served by Time Warner Cable) seeking review of the FCC decision adopting the Social Contract as well as certain FCC staff decisions implementing the Social Contract are pending. The appeals contend, among other things, that the terms of the Social Contract and the process by which it was negotiated and implemented are contrary to the 1992 Cable Act, and are inconsistent with the FCC's own rules. These parties also filed a petition with the FCC for reconsideration of the Social Contract, which is currently pending.

     A purported nationwide class action has been brought in a federal court in New York alleging that any charges imposed by Time Warner Cable for additional outlet connections violate the 1992 Cable Act and the FCC's rate regulation rules to the extent those charges exceed Time Warner Cable's costs. Time Warner Cable has opposed this claim.

     Carriage of Broadcast Television Signals. The 1992 Cable Act allows commercial television broadcast stations which are 'local' to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for 'retransmission consent' to carry the station. Broadcast stations typically seek monetary compensation or the carriage of additional programming in return for granting retransmission consent. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions. Unlike commercial stations, noncommercial stations are not given the option to require negotiation of retransmission consent. In addition, cable systems must obtain retransmission consent for the carriage of all 'distant' commercial broadcast stations, except for certain 'superstations,' i.e., commercial satellite-delivered independent stations such as WTBS and WGN. Time Warner Cable has obtained any necessary retransmission consents from all stations carried, which consents have varying expiration dates. The next three-year election between mandatory carriage and retransmission consent for local commercial television stations will occur on October 1, 1999. The mandatory carriage rule is presently under review by the United States Supreme Court.

     Deletion of Certain Programming. Cable television systems that serve 1,000 or more customers must delete the simultaneous or nonsimultaneous network programming of a distant station upon the appropriate request of a local television station holding local exclusive rights to such programming. FCC regulations also enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or 'black out' such programming from other television stations which are carried by the cable system.

     Public and Leased Access Channels. The 1984 Cable Act permits local franchising authorities to require operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

     Ownership. The 1996 Telecommunications Act repealed the 1984 Cable Act's restrictions on local exchange telephone companies ('LECs') from providing video programming directly to customers within their local exchange telephone service areas. With certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecommunications Act also authorized LECs and others to operate 'open video systems' without obtaining a local cable franchise, although LECs operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. A number of separate entities have been certified to operate open video systems in New York City and in other areas where the Company operates cable systems.

     The 1996 Telecommunications Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network, and the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rule against cable/television station cross-ownership remains in place, subject to review by the FCC within two years. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and multichannel MDS ('MMDS') facilities or satellite master antenna television ('SMATV') systems having overlapping service areas, except in limited circumstances. The 1996 Telecommunications Act exempts cable systems facing 'effective competition' from the MMDS and SMATV cross-ownership restrictions.

     Pursuant to the 1992 Cable Act, the FCC has adopted rules which, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. The FCC also has set a limit of 30% of total nationwide cable homes that can be served by any multiple cable system operator.

     Other FCC Regulations and FTC Consent Decree. Additional FCC regulations relate to a cable system's carriage of local sports programming; privacy of customer information; equipment compatibility, franchise transfers; franchise fees; equal employment opportunity; pole attachments; restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service; technical standards, home wiring and limitations on advertising contained in nonbroadcast children's programming. The 1996 Telecommunications Act changes the formula for pole attachment fees which could result in substantial increases in payments by cable operators to utilities for pole attachment rights when services other than cable services are delivered by cable systems.

     Under the terms of the FTC Consent Decree entered into in connection with the consummation of the TBS Transaction, Time Warner Cable is required to carry on a significant number of its cable systems a 24-hour per day news and information channel that is not owned, controlled by or affiliated with the Company.

     Copyright. Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations.

     State and Local Regulation. Because a cable television system uses local streets and rights-of-way, cable television systems are subject to local regulation, typically imposed through the franchising process, and certain states have also adopted cable television legislation and regulations. Cable franchises are nonexclusive, granted for fixed terms and usually terminable if the cable operator fails to comply with material provisions. No Time Warner Cable franchise has been terminated due to breach. Franchises usually call for the payment of fees (which are limited under the 1984 Cable Act to 5% of the system's gross revenues from cable service) to the granting authority. The terms and conditions of cable franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome.

     The 1992 Cable Act prohibits exclusive franchises and allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

     The 1996 Telecommunications Act provides that local franchising authorities may not condition the grant or renewal of a cable franchise on the provision of telecommunications service or facilities (other than institutional networks) and clarifies that the calculation of franchise fees is to be based solely on revenues derived from the provision of cable services, not revenues derived from telecommunications services.

     Renewal of Franchises. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. The 1992 Cable Act makes several changes to the renewal process which could make it easier in some cases for a franchising authority to deny renewal.

     In the renewal process, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although the municipality must take into account the cost of meeting such requirements. Time Warner Cable may be required to make significant additional investments in its cable television systems as part of the franchise renewal process. Of Time Warner Cable's franchises, as of January 1, 1997, 800 franchises serving approximately 3,600,000 subscribers expire during the period ending December 31, 1999. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the renewal of franchises in the future.

     In October 1996, the New York City Franchise Concession and Review Committee (the 'Committee') met to consider whether the consummation of the TBS Transaction constituted a 'change in control' within the meaning of Time Warner Cable's New York City franchise agreements. The Committee took no action on this matter at the meeting and has not considered the matter since then. The TBS Transaction was consummated on October 10, 1996. Effecting a change in control within the meaning of such franchise agreements without the City's consent could give the City various rights, which could include the right to terminate the franchise agreements. The Company does not believe there has been such a change in control. For further information regarding this matter and a related legal proceeding, see Item 3 -- 'Legal Proceedings.'

     The foregoing does not describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or Time Warner Cable can be predicted at this time.

                                  COMPETITION

     Cable television systems face strong competition for viewer attention from a wide variety of established providers and new entrants, including broadcast television, DTH, MMDS, SMATV systems and telephone companies. Cable television systems also compete with these and other media for advertising dollars.

     DTH. The FCC has awarded conditional permits to several companies for orbital slots from which high-power Ku-Band DTH service can be provided. DTH services offer pre-packaged programming that can be received by relatively small and inexpensive receiving dishes. As of the end of 1996, satellite-delivered DTH services including Echostar, DirecTV, USSB and Primestar, a medium-powered DTH service partially owned by TWE, were reported to be serving approximately five million subscribers. In addition, News Corp. is scheduled to launch a DTH service later in 1997, and recently announced a plan to merge that service with Echostar's. If consummated, the combined venture would have greater satellite transponder, and hence channel, capacity than other DTH services. News Corp. has also announced that unlike other DTH services, the new venture will deliver some local broadcast stations in some areas. In addition to DTH, most cable programming is available to owners of larger, more expensive C-Band satellite dishes ('TVROs'), either directly from the programmers or through third-party packagers.

     MMDS/Wireless Cable. Wireless cable operators use microwave technology to distribute video programming. Wireless cable has grown rapidly, reportedly servicing over one million subscribers nationwide as of September 1996. In recent years, the FCC has adopted rules to facilitate the use of greater numbers of channels by wireless cable operators.

     SMATV. Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as SMATV systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. Under the 1996 Telecommunications Act a SMATV system is not a cable system as long as it uses no public right-of-way. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered program services as offered by franchised cable television systems.

     Overbuilds. Under the 1992 Cable Act, franchising authorities are prohibited from unreasonably refusing to award additional franchises. There are an increasing number of overlapping cable systems operating in Time Warner Cable franchise areas. Municipalities themselves are authorized to operate cable systems without a franchise. No such municipally-owned systems are presently in operation in Time Warner Cable franchise areas, although several municipalities have indicated an interest in doing so.

     Telephone Companies. The 1996 Telecommunications Act eliminated the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DTH, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecommunications Act authorizes local telephone companies to operate 'open video systems' without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds available channel capacity, up to two-thirds of the channels on an 'open video system' must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules.

     Other Competition. Cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videocassette recorders. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems.

                                   TELEPHONY

     Time Warner Cable's wireline telephony operations are conducted through the Time Warner Communications division of TWE, which has wholly or partially owned competitive local exchange carrier ('LEC') businesses targeting business customers in 18 cities. Time Warner Communications has an advanced network management center in Denver to monitor and manage operations of its networks.
These operations generally provide fiber optic connections between large businesses and their long distance telephone providers, between multiple business locations of a large business, and between long distance telephone company locations. In addition, switched services are being introduced. Revenues to date have been insignificant.

     Residential telephone service is being provided over Time Warner Cable's system in the Rochester, NY area. Time Warner Cable has announced that it has suspended any further roll out of the residential telephone business until the various rulemakings required to be made by the FCC under the 1996 Telecommunications Act are final and the Company is able to assess whether the resulting economic framework will allow a profitable entry into this business.

                                  OTHER ASSETS

AMERICAN LAWYER MEDIA

     The Company owns a 90% interest in American Lawyer Media, L.P. ('ALM'). The Company has announced its intention to sell substantially all of the assets of ALM. ALM operates a chain of metropolitan and regional legal and business newspapers and also publishes THE AMERICAN LAWYER, a national monthly magazine with a subscription-only readership among lawyers across the United States and owns and operates COUNSEL CONNECT ('CC'), an on-line service connecting lawyers in law firms and corporate legal departments worldwide. ALM also provides certain services to Courtroom Television Network ('Court TV'). See 'Cable Networks -- Other Basic Cable Interests.'

HASBRO

     TWI owns approximately 14% of the outstanding common stock of Hasbro, Inc., one of the world's largest toy companies. The Company has issued zero coupon exchangeable notes due 2012 that are exchangeable for the shares of Hasbro common stock owned by the Company (the 'Hasbro Stock') and mandatorily redeemable preferred securities of a subsidiary of the Company redeemable in 1997 for cash or Hasbro Stock, which together have effectively monetized the Company's investment in Hasbro. See Note 4 'Other Investments' to the Company's consolidated financial statements at pages F-39 and F-40 herein.

            DESCRIPTION OF AGREEMENT WITH LIBERTY MEDIA CORPORATION

     The following description summarizes certain provisions of the Company's agreement with Liberty Media Corporation (a subsidiary of TCI) and certain of its subsidiaries (collectively, 'LMC') that was entered into in connection with the TBS Transaction and the FTC Consent Decree. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Second Amended and Restated LMC Agreement dated as of September 22, 1995 among the Company, Time Warner Companies, Inc. and LMC (the 'LMC Agreement').

OWNERSHIP OF TIME WARNER COMMON STOCK

     Pursuant to the LMC Agreement, immediately following consummation of the TBS Transaction, LMC exchanged the 50.6 million shares of Time Warner common stock, par value $.01 per share ('Time Warner Common Stock'), received by LMC in the TBS Transaction on a one-for-one basis for 50.6 million shares of LMCN-V Class Common Stock. Shares of LMCN-V Class Common Stock receive the same dividends and otherwise have the same rights as shares of Time Warner Common Stock except that (a) holders of LMCN-V Class Common Stock are entitled to 1/100th of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the LMCN-V Class Common Stock adverse to such holders, and (b) unlike shares of Time Warner Common Stock, shares of LMCN-V Class Common Stock are not subject to redemption by the Company if necessary to prevent the loss by the Company of any governmental license or franchise. The LMCN-V Class Common Stock is not transferable, except in limited circumstances, and is not listed on any securities exchange.

     The LMC Agreement requires LMC to exchange its shares of Time Warner Common Stock for LMCN-V Class Common Stock in order to comply with the FTC Consent Decree, which effectively prohibits LMC and its affiliates (including TCI) from owning voting securities of the Company other than securities that have limited voting rights. Shares of LMCN-V Class Common Stock are convertible on a one-for-one basis for shares of Time Warner Common Stock at any time when such conversion would no longer violate the FTC Consent Decree or have a Prohibited Effect (as defined below), including following a transfer to a third party. For a discussion of the agreement under which the Company may issue additional shares of LMCN-V Class Common Stock to LMC, see Note 2, 'Mergers and Acquisitions,' to the Company's consolidated financial statements at pages F-32 through F-34 herein.

OTHER AGREEMENTS

     Under the LMC Agreement, if the Company takes certain actions that have the effect of (a) making the continued ownership by LMC of the Company's equity securities illegal under any federal or state law, (b) imposing damages or penalties on LMC under any federal or state law as a result of such continued ownership, (c) requiring LMC to divest any such Company equity securities, or
(d) requiring LMC to discontinue or divest any business or assets or lose or significantly modify any license under any federal communications law (each a 'Prohibited Effect'), then the Company will be required to compensate LMC for income taxes incurred by it in disposing of all the Company's equity securities received by LMC in connection with the TBS Transaction and related agreements (whether or not the disposition of all such equity securities is necessary to avoid such Prohibited Effect). In the event LMC consummates a distribution or 'spin-off' of its subsidiaries that hold substantially all of the LMCN-V Class Common Stock, the foregoing obligations of the Company will continue to apply to such spin-off subsidiaries.

     The agreements described in the preceding paragraph may have the effect of requiring the Company to pay amounts to LMC in order to engage in (or requiring the Company to refrain from engaging in) activities that LMC would be prohibited under the Federal communications laws from engaging in. Based on the current businesses of the Company and LMC and based upon the Company's understanding of applicable law, the Company does not expect these requirements to have a material effect on its business.

       DESCRIPTION OF CERTAIN PROVISIONS OF THE TWE PARTNERSHIP AGREEMENT

     The following description summarizes certain provisions of the TWE Partnership Agreement relating to the ongoing operations of TWE. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the TWE Partnership Agreement.

MANAGEMENT AND OPERATIONS OF TWE

     Partners. Upon the capitalization of TWE in June 1992, certain subsidiaries of the Company became the general partners (the 'Class B Partners' or the 'Time Warner General Partners') of TWE and subsidiaries of Itochu Corporation ('Itochu') and Toshiba Corporation ('Toshiba') became limited partners of TWE (the 'Class A Partners'). U S West was admitted as a Class A Partner in September 1993. In 1995, Time Warner acquired the limited partnership interests of Itochu and Toshiba. Consequently, the limited partnership interests in TWE are held by the Class A Partners consisting of U S West and wholly owned subsidiaries of the Company and the general partnership interests in TWE are held by the Class B Partners consisting of wholly owned subsidiaries of the Company.

     Board of Representatives. Subject to certain authority of the Management Committee (as described below) with respect to the Cable division, the business and affairs of TWE are managed under the direction of a board of representatives (the 'Board of Representatives' or the 'Board') that is comprised of representatives appointed by subsidiaries of Time Warner (the 'Time Warner Representatives') and representatives appointed by US West (the 'US West Representatives').

     The Time Warner Representatives control all Board decisions except for certain matters including (i) the merger or consolidation of TWE; (ii) the sale or other disposition of assets of TWE generating in excess of 10% of the consolidated revenues of TWE during the previous fiscal year or representing in excess of 10% of the fair market value of the total assets of TWE (in each case, other than in connection with certain joint ventures and 'cable asset swaps' as to which the thresholds are greater); (iii) any acquisition by TWE, other than in the ordinary course of business, if the consideration paid by TWE in connection with such acquisition would exceed the greater of (1) $750 million and (2) 10% of the consolidated revenues of TWE for the most recently ended fiscal year of TWE; (iv) the engagement by TWE in any business other than the businesses then being conducted by TWE, as they may evolve from time to time and any business related to such businesses (provided that TWE may not engage in the manufacturing, sale or servicing of hardware, other than as may be incidental to TWE's businesses); (v) the incurrence by TWE of indebtedness for money borrowed if, after giving effect to such incurrence, the ratio of total indebtedness for money borrowed to cash flow would exceed the greater of (x) 5.00 to 1.00 and (y)
 .5 over the analogous ratio in the TWE credit agreement as in effect from time to time; (vi) cash distributions other than as provided in the TWE Partnership Agreement; (vii) the dissolution or voluntary bankruptcy of TWE; and (viii) any amendment to the TWE Partnership Agreement, which matters also require the approval of the US West Representatives.

     The managing general partners, both of which are wholly owned subsidiaries of Time Warner, may take any action without the approval or consent of the Board if such action may be authorized by the Time Warner Representatives without the approval of the US West Representatives. However, see 'Full Service Network Management Committee,' below.

     Full Service Network Management Committee. In connection with the admission of U S West as a limited partner of TWE, the Board established the Full Service Network business, which, subject to obtaining necessary franchise and other approvals, is comprised of the businesses and operations of the cable television systems of TWE and TWE-A/N that have been from time to time designated to become a part thereof. Subject to obtaining such approvals relating to the designated systems, the business and affairs of the Full Service Network business will be governed by a Full Service Network Management Committee (the 'Management Committee'). The Management Committee is comprised of six voting members, three designated by U S West and three designated by TWE. If U S West at any time owns less than 50% of the partnership interest which it owned, directly or indirectly, as of September 15, 1993 or if a 'change in control' of U S West occurs, U S West's right to designate any members of the Management Committee will terminate. The Full Service Network business is managed on a day-to-day basis by the officers of Time Warner Cable. The approval of a majority of the members of the Management Committee is required for certain significant transactions relating to the Full Service Network business, including, among other things, the sale, pledge or encumbrance of assets of the Full Service Network business, the acquisition of cable assets, the making of commitments or expenditures relating to the Full Service Network business, in each case subject to agreed upon thresholds, certain decisions with respect to design, architecture and designation of cable systems for upgrade and the adoption of the annual business plan.

     Non-Voting Representatives and Committee Members. Each of ITOCHU and Toshiba has the right to designate non-voting members to the Board of Representatives and the Management Committee. In addition, Advance/Newhouse has the right to designate a non-voting member to the Management Committee.

     Day-to-Day Operations. TWE is managed on a day-to-day basis by the officers of TWE, and each of TWE's three principal partnership divisions is managed on a day-to-day basis by the officers of such division. Upon the TWE Capitalization, the officers of Time Warner also became officers of TWE and the officers of the Time Warner General Partners became the officers of the corresponding partnership divisions and the subdivisions thereof.

CERTAIN COVENANTS

     Covenant Not to Compete. For so long as any partner (or affiliate of any partner) owns in excess of 5% of TWE and in the case of any Time Warner General Partner, for one year thereafter, such partner (including its affiliates) is generally prohibited from competing or owning an interest in the three principal lines of business of TWE -- cable, cable programming and filmed entertainment (including the ownership and operation of theme parks) -- as such businesses may evolve, subject to certain agreed upon exceptions (including TBS), limited passive investments and inadvertent violations. The covenant not to compete does not prohibit (i) U S West from conducting cable and certain regional programming businesses in the 14-state region in which it provides telephone service, (ii) any party from engaging in the cable business in a region in which TWE is not then engaging in the cable business, subject to TWE's right of first refusal with respect to such cable business, or (iii) any party from engaging in the telephone or information services business. ITOCHU and Toshiba continue to be bound by and benefit from the non-compete provisions but only as they relate to Japan.

     Transactions with Affiliates. Subject to agreed upon exceptions for existing arrangements, TWE will not enter into any transaction with any partner or any of its affiliates other than on an arm's-length basis.

REGISTRATION RIGHTS

     Beginning on June 30, 2002 (or as early as June 30, 1999 if certain threshold cash distributions are not made to the Class A Partners), the Class A Partners holding, individually or in the aggregate, at least 10% of the residual equity of TWE will have the right to request that TWE reconstitute itself as a corporation and register for sale in a public offering an amount of partnership interests held by such Class A Partners determined by an investment banking firm so as to maximize trading liquidity and minimize the initial public offering discount, if any. Upon any such request, the parties will cause an investment banker to determine the price at which the interests sought to be registered could be sold in a public offering (the 'Appraised Value'). Upon determination of the Appraised Value, TWE may elect either to register such interests or purchase such interests at the Appraised Value, subject to certain adjustments. If TWE elects to register the interests and the proposed public offering price (as determined immediately prior to the time the public offering is to be declared effective) is less than 92.5% of the Appraised Value, TWE will have a second option to purchase such interests immediately prior to the time such public offering would otherwise have been declared effective by the Securities and Exchange Commission at the proposed public offering price less underwriting fees and discounts. If TWE exercises its purchase option, it will be required to pay the fees and expenses of the underwriters. Upon exercise of either purchase option, TWE may also elect to purchase the entire partnership interests of the Class A Partners requesting registration at the relevant price, subject to certain adjustments.

     In addition to the foregoing, U S West will have the right to exercise an additional demand registration right (in which the other Class A Partners would be entitled to participate) beginning 18 months following the date on which TWE reconstitutes itself as a corporation and registers the sale of securities pursuant to a previously exercised demand registration right.

     At the request of any Time Warner General Partner, TWE will effect a public offering of the partnership interests of the Time Warner General Partners or reconstitute TWE as a corporation and register the shares held by the Time Warner General Partners. In any such case, the Class A Partners will have standard 'piggy-back' registration rights.

     Upon any reconstitution of TWE into a corporation, each partner will acquire preferred and common equity in the corporation corresponding in both relative value, rate of return and priority to the partnership interests it held prior to such reconstitution, subject to certain adjustments to compensate the partners for the effects of converting their partnership interests into capital stock.

CERTAIN PUT RIGHTS OF THE CLASS A PARTNERS

     Change in Control Put. Upon the occurrence of a change in control of Time Warner, at the request of any Class A Partner, TWE will be required to elect either to liquidate TWE within a two-year period or to purchase the interest of such partner at fair market value (without any minority discount) as determined by investment bankers. A 'change in control' of Time Warner shall be deemed to have occurred:

     (x) whenever, in any three-year period, a majority of the members of the Board of Directors of the Company elected during such three-year period shall have been so elected against the recommendation of the management of the Company or the Board of Directors shall be deemed to have been elected against the recommendation of such Board of Directors of the Company in office immediately prior to such election; provided, however, that for purposes of this clause (x) a member of such Board of Directors shall be deemed to have been elected against the recommendation of such Board of Directors if his or her initial election occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than such Board of Directors; or

     (y) whenever any person shall acquire (whether by merger, consolidation, sale, assignment, lease, transfer or otherwise, in one transaction or any related series of transactions), or otherwise beneficially owns voting securities of the Company that represent in excess of 50% of the voting power of all outstanding voting securities of the Company generally entitled to vote for the election of directors, if such person acquires or publicly announces its intention to initially acquire ten percent or more of such voting securities in a transaction that has not been approved by the management of the Company within 30 days after the date of such acquisition or public announcement.

     Assignment of Put Rights, etc. TWE, with the consent of such assignee, may assign to the Company, any general partner or any third party, the obligation to pay the applicable put price in connection with the exercise of a change in control put right by a Class A Partner and the right to receive the partnership interests in payment therefor.

     With respect to any of the put rights of the Class A Partners, TWE may pay the applicable put price in cash or Marketable Securities (defined as any debt or equity securities that are listed on a national securities exchange or quoted on NASDAQ) issued by TWE (or if TWE assigns its obligation to pay the put price to the Company, by the Company). The amount of any Marketable Securities comprising the applicable put price shall be determined based on the market price of such securities during the seven months following the closing of such put transaction.

RESTRICTIONS ON TRANSFER BY TIME WARNER GENERAL PARTNERS

     Time Warner General Partners. Any Time Warner General Partner is permitted to dispose of any partnership interest (and any Time Warner General Partner and any parent of any Time Warner General Partner may issue or sell equity) at any time so long as, immediately after giving effect thereto, (i) the Company would not own, directly or indirectly, less than (a) 43.75% of the residual equity of TWE, if such disposition occurs prior to the later of December 31, 1997 and the date on which the Class A Partners have received cash distributions of $500 million per $1 billion of investment, and (b) 35% of the residual equity of TWE if such disposition occurs after such date, (ii) no person or entity would own, directly or indirectly, a partnership interest greater than that owned, directly or indirectly, by the Company, and (iii) a subsidiary of the Company would be a managing general partner of TWE.

     No other dispositions are permitted, except that the Company may sell its entire partnership interest subject to the Class A Partners' rights of first refusal and 'tag-along' rights pursuant to which the Company must provide for the concurrent sale of the partnership interests of the Class A Partners so requesting.

                         CURRENCY RATES AND REGULATIONS

     The Company's foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. The Company cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 1 'Organization and Summary of Significant Accounting Policies -- Foreign Currency' and Note 14 'Financial Instruments -- Foreign Exchange Risk Management' to the consolidated financial statements set forth at pages F-28 and F-55, respectively, herein. For the revenues, operating income from and identifiable assets of foreign operations, see Note 15 'Segment Information' to the consolidated financial statements set forth at pages F-56 through F-60 herein.

                                   EMPLOYEES

     At December 31, 1996, the Company employed a total of approximately 73,400 persons. This number includes approximately 30,300 persons employed by TWE.

ITEM 2. PROPERTIES

TBS, PUBLISHING, MUSIC AND CORPORATE

     The following table sets forth certain information as of December 31, 1996 with respect to the Company's principal properties (over 250,000 square feet in area) that are used primarily by TBS and the Company's publishing and music divisions or occupied for corporate offices, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

                                                                  APPROXIMATE
                                                                  SQUARE FEET           TYPE OF OWNERSHIP
          LOCATION                       PRINCIPAL USE            FLOOR SPACE       EXPIRATION DATE OF LEASE
-----------------------------  ---------------------------------- -----------   ---------------------------------

New York, New York             Executive and administrative           560,000   Leased by the Company. Lease
  75 Rockefeller Plaza         offices (Corporate and Music)                    expires in 2014. Approximately
  Rockefeller Center                                                            109,000 sq. ft. are sublet to
                                                                                outside tenants.
New York, New York             Business and editorial offices       1,520,000   Leased by the Company. Most
  Time & Life Bldg.            (Publishing and Corporate)                       leases expire in 2007.
  Rockefeller Center                                                            Approximately 36,000 sq. ft. are
                                                                                sublet to outside tenants.
Atlanta, Georgia               Executive and administrative         1,570,000   Owned by the Company.
  One CNN Center               offices, studio (TBS)                            Approximately 146,000 sq. ft. are
                               Retail, Hotel and Theatres                       sublet to outside tenants.
Atlanta, Georgia               Offices and studios (TBS)              311,000   Owned and occupied by the
  1050 Techwood Dr.                                                             Company.
Mechanicsburg,                 Office and warehouse space             358,000   Owned and occupied by the
  Pennsylvania                 (Publishing)                                     Company.
  1225 S. Market St.
Olyphant,                      Manufacturing, warehouses,           1,058,000   Owned and occupied by the
  Pennsylvania                 distribution and office space                    Company.
  1400 and 1444 East           (Music)
  Lackawanna Avenue
Indianapolis, Indiana          Warehouse space (Publishing)           252,000   Owned and occupied by the
  4200 N. Industrial                                                            Company.
  Street
Nortorf,                       Manufacturing, distribution and        334,000   Owned and occupied by the
  Germany                      office space (Music)                             Company.
  Niedernstrasse 3-7
Alsdorf,                       Manufacturing, distribution and        269,000   Owned and occupied by the
  Germany                      office space (Music)                             Company.
  Max-Planck Strasse 1-9
Terre Haute,                   Manufacturing and office space         269,000   Leased by the Company. Lease
  Indiana                      (Music)                                          expires in 2001.
  Bldg. 102, Fort Harrison
  Industrial Park

FILMED ENTERTAINMENT, CABLE NETWORKS -- HBO AND CABLE

     The following table sets forth certain information as of December 31, 1996 with respect to principal properties (over 250,000 square feet in area) owned or leased by the Company's Filmed Entertainment, Cable Networks -- HBO and cable television businesses, all of which the Company considers adequate for its present needs, and all of which were substantially used by TWE.

                                                         APPROXIMATE
                                                         SQUARE FEET
                                                         FLOOR                     TYPE OF OWNERSHIP;
        LOCATION          PRINCIPAL USE                  SPACE/ACRES            EXPIRATION DATE OF LEASE
------------------------  -----------------------------  ------------------   -----------------------------
New York, New York        Business offices               335,000 sq. ft.      Leased by TWE.
  1100 and 1114           (HBO)                          and 237,000 sq.      Leases expire in 2004 and
  Avenue of the                                          ft.                  2006.
  Americas
Baltimore, Maryland       Warehouse (Filmed              387,000 sq. ft.      Owned by TWE.
  White Marsh             Entertainment)
Burbank, California       Sound stages,                  3,303,000            Owned by TWE.
  The Warner Bros.        administrative, technical and  sq. ft. of
  Studio                  dressing room structures,      improved
                          screening theaters, machinery  space on 158
                          and equipment facilities,      acres(a)
                          back lot and parking lot and
                          other Burbank properties
                          (Filmed Entertainment)
West Hollywood,           Sound stages,                  350,000              Owned by TWE.
  California              administrative,                sq. ft. of
  The Warner              technical and dressing         improved
  Hollywood Studio        room structures, screening     space on 11
                          theaters, machinery and        acres
                          equipment facilities (Filmed
                          Entertainment)
Valencia, California      Location filming (Filmed       232 acres            Owned by TWE.
  Undeveloped Land        Entertainment)
                                                         ------------------

------------

(a) Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are parties, in the ordinary course of business, to litigations involving property, personal injury and contract claims. The amounts that the Company believes may be recoverable in these matters are either covered by insurance or are not material.

     In November 1992, TBS and TWE filed federal lawsuits in the U.S. District Court for the District of Columbia against the FCC and the United States of America seeking to overturn the must carry provisions of the 1992 Cable Act on First Amendment grounds. The TWE complaint also challenges the provisions of the 1992 Cable Act relating to rate regulation, retransmission consent, terms of dealing by vertically integrated programmers, uniform pricing and operation of cable systems by municipal authorities, the number of subscribers that a cable operator could serve nationwide, free previews of certain premium channels and educational channel set-aside requirements for direct broadcast satellite service. In addition, the TWE complaint seeks to overturn several parts of the 1984 Cable Act relating to public, educational and government access requirements and commercial leased channels. The plaintiffs seek injunctions against the enforcement or implementation of these provisions. Several other parties have also filed similar lawsuits and these actions have been at least partially consolidated with the actions filed by TBS and TWE. On April 8, 1993, in a 2-1 decision, the District Court upheld the constitutionality of the must carry provisions of the 1992 Cable Act. On May 3, 1993, plaintiffs filed an appeal from this decision directly to the U.S. Supreme Court. The U.S. Supreme Court on June 27, 1994 vacated the judgment of the District Court regarding the must-carry provisions and remanded the case to that court for further factual findings after ruling that cable systems were entitled to significant First Amendment protection. In December 1995, that panel upheld the 'must-carry' requirements by 2-1 vote. The Supreme Court decided to review that decision. Argument was held in the Supreme Court on October 7, 1996. On September 16, 1993, a one-judge District Court upheld the constitutionality on First Amendment grounds of all the other challenged provisions except restrictions on the number of subscribers that a cable operator could serve nationwide, free pay TV previews and direct broadcast channel usage. TWE appealed this decision to the U.S. Court of Appeals for the D.C. Circuit on November 12, 1993. Briefing on the appeal and argument took place on November 20, 1995. On August 30, 1996, the D.C. Circuit Court of Appeals rejected TWE's challenges to certain provisions of the 1984 and 1992 Cable Acts, held unripe the challenge to the program creation provision of
Section 11(c) of the 1992 Cable Act, and consolidated the remaining challenges to Section 11(c) with Time Warner Entertainment Company, L.P. v. FCC. On October 29, 1996, TWE and the other plaintiffs filed a Petition for Rehearing and Suggestion for Rehearing En Banc with the Court. On February 7, 1997, the Court denied the petition for rehearing. For a description of the 1984 Cable Act and the 1992 Cable Act, see Item 1 'Business -- Cable Division -- Regulation and Legislation.'

     In October, 1993, 15 music performers or representatives of deceased performers, on behalf of an alleged similarly-situated class, filed suit in the United States District Court for the Northern District of Georgia against approximately 50 record companies, including four WMG record labels. (Samuel D. Moore, et al. v. American Federation of Television and Radio Artists, et al., No. 93-Civ-2358). Plaintiffs claimed that the recording companies, the American Federation of Television and Radio Artists ('AFTRA') (their union), and the AFTRA Health and Retirement Fund ('Fund') under-reported and under-contributed to the Fund, in violation of ERISA, in breach of contract and fiduciary duty, through fraud and embezzlement, and in violation of RICO. Plaintiffs sought substantial, but unquantified, monetary damages, treble damages, attorneys' fees and costs and the imposition of a constructive trust over their master recordings. Following a series of motions, on August 2, 1994, the court dismissed the claims against the Fund and the Fund's trustees, and dismissed all claims against the defendant recording companies except the RICO claim. The record company defendants then answered the RICO claim, denying its material allegations and alleging defenses. After certain discovery, the defendants, on January 29, 1997, moved for summary judgment, and that motion is pending. Plaintiffs' motion to certify various classes of plaintiffs is pending. A second, similar lawsuit, commenced by the same plaintiffs in the United States District Court for the Southern District of New York, alleging a class action and derivative claims on behalf of the Fund against essentially the same defendants has, after various motions by defendants, been combined with the first action in the Northern District of Georgia. Defendants' December 18, 1996 motion to dismiss the newly-added counts is pending. If defendants' dispositive motions are not granted, discovery is likely to continue, in a class or individual actions, with a trial following.

     On July 14, 1994, the Company received a civil investigative demand from the United States Department of Justice in furtherance of an investigation into certain worldwide activities of WMG and other companies in the recorded music industry principally related to cable, wire and satellite-delivered music and music video programmers. The Company has complied with the civil investigative demand to the extent that it sought information and documents with respect to domestic activities of WMG and has objected to responding with respect to foreign activities on the ground that the Department of Justice lacks jurisdiction to inquire into such activities. On November 3, 1994, the Department of Justice filed a petition in the United States District Court for the District of Columbia seeking to compel the Company and the other companies to provide documents from their files in the United States that deal with overseas activities. On January 22, 1997, the court granted the petition.

     On May 30, 1995, a purported class action was filed with the United States District Court for the Central District of California, entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution,
Inc., No. 95-3536 (JSL). The plaintiff, representing a class of direct purchasers of recorded music compact discs ('CDs'), alleged that Warner Elektra

Atlantic Corporation ('WEA'), along with five other distributors of CDs, violated the federal antitrust laws by engaging in a conspiracy to fix the prices of CDs, and sought an injunction and treble damages. On January 9, 1996, the defendants' motion to dismiss the amended complaint was granted and the action was dismissed, with prejudice. Plaintiff appealed the dismissal to the United States Court of Appeals for the Ninth Circuit, No. 96-55264. The appeal has been fully briefed and no date for oral argument has yet been set.

     Litigation relating to the 1990 merger of Time Inc. and WCI has either been dismissed, or has been dormant for years. The litigation is described in previous reports on Form 10-K filed by the Company.

     On October 30, 1995, two complaints were filed in the Court of Chancery of the State of Delaware in and for New Castle County ('Delaware Chancery Court') against the Company, certain officers and directors of the Company, and other defendants, by stockholders of the Company, purportedly derivatively on behalf of the Company. The two complaints allege, among other things, that in connection with the then proposed TBS Transaction, some or all of the defendants have violated fiduciary duties owed to the Company and its stockholders by, among other things, (i) seeking to entrench themselves in board and management positions and to eliminate the threat of a hostile takeover, (ii) securing economic benefits for themselves or conferring special benefits on Tele-Communications, Inc. ('TCI') and others at the expense of the Company's public stockholders, and (iii) structuring the TBS Transaction so as to place the Company's chief executive officer in a position which allegedly will involve a conflict between the interests of TCI and the Company. Among other relief demanded, both complaints seek an injunction against consummation of the TBS Transaction and an order directing the individual defendants to account to the Company for their alleged profits and plaintiffs' alleged damages. On November 22, 1995, the Company and the other defendants moved to dismiss the complaint in one of these actions on the ground that the plaintiff had failed to comply with Delaware Chancery Court Rule 23.1. There has been no further activity in these actions.

     On March 12, 1996, a complaint was filed in the Delaware Chancery Court against the directors and certain officers of the Company by a stockholder of the Company, purportedly derivatively on behalf of the Company. The complaint alleges, among other things, that some or all of the defendants have breached fiduciary duties owed to the Company and its stockholders in furtherance of an entrenchment scheme by, among other things, (i) forcing the resignations of or firing certain directors and officers of the Company, (ii) conferring special benefits upon TCI, R.E. Turner and Michael Milken in connection with the TBS Transaction, and (iii) taking certain actions relating to a dispute with U S West that has since been successfully litigated by the Company. The complaint seeks, among other things, (i) an injunction against consummation of the TBS Transaction and certain related arrangements, (ii) an injunction against any settlement of a litigation between the Company and U S West (in which U S West sought to enjoin the transaction with TBS and other relief), (iii) a declaratory judgment that defendants breached their fiduciary duties to the Company and its stockholders, and (iv) unspecified damages. On April 8, 1996, the defendants moved to dismiss the complaint in this action. There has been no further activity in this action.

     Fifteen actions against TBS, the Company, certain officers and directors of TBS or TWE, and other defendants, purportedly on behalf of a class of TBS shareholders, filed in Superior Court, Fulton County, Georgia in connection with the TBS Transaction have been consolidated. On February 29, 1996, plaintiffs filed their third amended consolidated supplemental and derivative class action complaint (the 'Third Amended Complaint'). The Third Amended Complaint, which included a derivative claim, alleged, among other things, that the terms of the TBS Transaction were unfair to TBS shareholders and that the defendants had breached or aided and abetted the breach of fiduciary common law and statutory duties owned to TBS shareholders by (i) conferring benefits on controlling shareholders at the expense of other shareholders, (ii) committing corporate waste and (iii) taking actions to entrench TBS Board members. The Third Amended Complaint further alleged that the defendants acted fraudulently in negotiating and approving the TBS Transaction, that the approval of the TBS Transaction by the TBS Board had been fraudulently obtained, and that the vote of the TBS Board approving the TBS Transaction did not comply with the TBS Articles of Incorporation and By-laws or with Georgia law. Among other relief demanded, the Third Amended Complaint sought damages, an injunction against the consummation of the TBS Transaction and related transactions, and an auction of TBS. On April 1, 1996, defendants filed motions for judgment on the pleadings on all claims asserted in the Third

Amended Complaint. On June 17, 1996, the court transformed the defendants' motion for judgment on the pleadings into a motion for summary judgment with respect to two of the plaintiffs' claims and denied the plaintiffs' request for discovery on those claims. On September 13, 1996, plaintiffs filed a motion for a preliminary injunction (and related relief) seeking, among other things, an order enjoining consummation of the TBS Transaction. Their motion was denied on October 3, 1996. On September 19, 1996, plaintiffs sought leave to file a fourth amended complaint. On December 20, 1996, the Court granted defendants' motion for judgment on the pleadings with respect to certain of the claims in the Third Amended Complaint and also granted plaintiffs' motion for leave to file a fourth amended complaint. On January 16, 1997, plaintiffs filed a fourth amended class action complaint containing allegations and requesting relief substantially similar in substance to the Third Amended Complaint.

     On July 8, 1996, a purported class action was filed in the Circuit Court of Blount County, Tennessee at Maryville, entitled Robinson and Silvey v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. L-10462. The action is brought on behalf of persons who, from June 26, 1992 to the present, purchased CDs indirectly from defendants in Alabama, California, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Dakota, South Dakota, Tennessee, West Virginia, Wisconsin and District of Columbia, and alleges that the defendants are engaged in a conspiracy to fix the prices of CDs, in violation of the antitrust, unfair trade practices and consumer protection statutes of each of those jurisdictions. Also on July 8, the Circuit Court issued an order conditionally granting class certification, subject to defendants' right to move to decertify the class. On February 25, 1997, defendants filed a motion to dismiss the complaint. On
February 26, 1997, the Circuit Court stayed all proceedings pending consideration of the motion to dismiss.

     On July 25, 1996, WEA was served with an antitrust civil investigative demand from the Office of the Attorney General of the State of Florida that calls for the production of documents in connection with an investigation to determine whether there is, has been or may be a conspiracy to fix the prices of CDs or conduct consisting of unfair methods of competition or unfair trade practices in the sale and marketing of CDs. WEA produced documents in compliance with the investigative demand.

     On October 8, 1996, the New York State Attorney General began an investigation by serving a subpoena duces tecum on Time Warner. In re New York State Attorney General's Investigation. The subpoena seeks information regarding whether Time Warner and Time Warner Cable may have violated Section 340 of the General Business Law of New York and/or Sections 1 and/or 2 of the Sherman Antitrust Act in making certain decisions regarding the carriage of video programming services on Time Warner's cable systems, including its decision to carry the MSNBC news service and not the Fox News Channel ('FNC'). On November 22, 1996, the subpoena was modified by agreement between Time Warner and the Attorney General and on December 12, 1996, Time Warner produced documents pursuant to the subpoena, as modified. On January 10, 1997, Time Warner responded to the interrogatory requests of the subpoena, as modified.

     On October 9, 1996, an action was commenced in the United States District Court for the Eastern District of New York entitled Fox News Network, L.L.C. v. Time Warner Inc., Time Warner Entertainment Company, L.P., Turner Broadcasting System, Inc., and R.E. 'Ted ' Turner III. The plaintiff seeks to have Time Warner divest the TBS assets acquired alleging that the TBS Transaction is violative of Section 7 of the Clayton Act. The plaintiff also seeks damages flowing from alleged violations of Section 1 of the Sherman Act, the Donnelly Act, New York State's antitrust statute, as well as alleged breach of contract and fraudulent misrepresentations regarding carriage of the FNC on defendants' cable television systems. In total, the plaintiff seeks $1.75 billion in damages. On October 30, 1996, plaintiff filed an amended complaint. On November 15, 1996 defendants filed a motion to dismiss the amended complaint. On December 11, 1996, the court orally denied defendants' motion. On December 31, 1996, defendants filed their answer to plaintiff's amended complaint and their counterclaims, naming both Fox News and News Corp. as counterclaim-defendants. The answer denies all substantive allegations of the amended complaint and the counterclaims allege that Fox News and News Corp. conspired with various unnamed officials of the City of New York to deprive Time Warner of its First and Fourteenth Amendment rights, as well as its rights under Federal cable legislation, and that counterclaim-defendants tortiously interfered with Time Warner's rights under its franchise agreements with the City of New York. Fox News and News Corp. filed a motion to dismiss Time Warner's counterclaims. Argument on the motion to dismiss the counterclaims was held on February 27, 1997, and the parties have submitted additional briefs on the issues presented by the motion. On March 14, 1997, FNC conceded its inability to sustain its breach of contract claim and withdrew it.

     On October 10, 1996, the holders of Time Warner's New York City cable franchises filed a complaint against the City of New York in the United States District Court for the Southern District of New York alleging that the City's announced plan to carry two commercial cable programs, Bloomberg Information Television ('BIT') and the FNC, over the City's municipal access channels is a violation of the Franchise Agreements, the 1984 Cable Act, the First Amendment, New York Public Service Law and certain other legal rights of such holders. In addition to seeking to enjoin the City's activity, the complaint seeks a declaratory judgment that the TBS Transaction does not effect a change in control for the purposes of the Franchise Agreements. On October 11, 1996, the judge in this action issued a temporary restraining order preventing the City from carrying either BIT or the FNC over its municipal access channels. After a hearing on October 28, 1996, the judge on November 6, 1996 granted the Time Warner plaintiffs a preliminary injunction that will continue to prevent the City from carrying these services on its municipal access channels until a trial on the matter is completed. The City and BIT, which had intervened as a defendant in the action, appealed the judge's decision to the United States Court of Appeals for the Second Circuit. Argument on the appeal took place on February 19, 1997. Thus far, all activity in this action has related to Time Warner's request for an injunction, and proceedings with respect to the declaratory judgment that the TBS Transaction does not effect a change in control for the purposes of the Franchise Agreements have not as yet commenced.

     The Company and its subsidiaries are also subject to industry investigations by certain government agencies and/or proceedings under the antitrust laws that have been filed by private parties in which, in some cases, other companies in the same or related industries are also defendants. The Company and its subsidiaries have denied or will deny liability in all of these actions. In all but a few similar past actions, the damages, if any, recovered from the Company or the amounts, if any, for which the actions were settled were small or nominal in relation to the damages sought; and it is the opinion of the management of the Company that any settlements or adverse judgments in the similar actions currently pending will not involve the payment of amounts or have other results that would have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     For information regarding the special meeting of stockholders of the Company and Turner Broadcasting System, Inc. held on October 10, 1996 to approve the merger agreement related to the TBS Transaction, see Item 4 to the Quarterly Report on Form 10-Q for the period ended September 30, 1996 filed by Time Warner Companies, Inc. (File No. 1-8637).

                       EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G (3), the information regarding the Company's executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

     The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 14, 1997, of such officer:

                    NAME                        AGE                              OFFICE
---------------------------------------------   ---   ------------------------------------------------------------

Gerald M. Levin..............................   57    Chairman of the Board and Chief Executive Officer
R.E. Turner..................................   58    Vice Chairman of the Board
Richard D. Parsons...........................   48    President
Peter R. Haje................................   62    Executive Vice President, General Counsel and Secretary
Timothy A. Boggs.............................   46    Senior Vice President
Richard J. Bressler..........................   39    Senior Vice President and Chief Financial Officer
Philip R. Lochner, Jr. ......................   54    Senior Vice President

     Set forth below are the principal positions held by each of the executive officers named above since March 1, 1992:

Mr. Levin..............................  Chairman  of the  Board of Directors  and Chief  Executive Officer since
                                           January 21, 1993. Prior to that,  he served as President and  Co-Chief
                                           Executive Officer from February 20, 1992.

Mr. Turner.............................  Vice  Chairman since the consummation of  the TBS Transaction on October
                                           10, 1996.  Prior to  that, he  served  as Chairman  of the  Board  and
                                           President of TBS from 1970.

Mr. Parsons............................  President  since February 1, 1995. Prior  to that, he served as Chairman and Chief Executive Officer of The Dime Savings Bank of New York,  FSB
                                           from January 1991.

Mr. Haje...............................  Executive  Vice President and General Counsel  since October 1, 1990 and
                                           Secretary since May 20, 1993.

Mr. Boggs..............................  Senior Vice President since November 19,  1992. Prior to that he  served as Vice President of Public Affairs.

Mr. Bressler...........................  Senior  Vice President and Chief Financial Officer since March 16, 1995.
                                           Prior to that he served as Senior Vice President, Finance from January
                                           2, 1995; and as a Vice President prior to that.

Mr. Lochner............................  Senior Vice President since July 18, 1991.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for the Company's Common Stock is the New York Stock Exchange. For quarterly price information with respect to the Company's Common Stock for the two years ended December 31, 1996, see 'Quarterly Financial Information' at page F-66 herein, which information is incorporated herein by reference.

     The approximate number of holders of record of the Company's Common Stock as of January 31, 1997 was 26,000.

     For information on the frequency and amount of dividends paid with respect to the Company's Common Stock during the two years ended December 31, 1996, see 'Quarterly Financial Information' at page F-66 herein, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information of the Company for the five years ended December 31, 1996 is set forth at pages F-64 and F-65 herein and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption 'Management's Discussion and Analysis' at pages F-2 through F-22 herein is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth at pages F-23 through F-61, F-67 and F-68, and F-63 herein are incorporated herein by reference.

     Quarterly  Financial  Information  set  forth   at  page  F-66  herein   is
incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

Items 10, 11, 12 and 13.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION;
                                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN
                                   RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its 1997 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company's executive officers called for by Item 401(b) of Regulation S-K has been included in PART I of this report and the information called for by Items 402(k) and 402(l) of Regulation S-K is not incorporated by reference.

                                     III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1)-(2) Financial Statements and Schedules:

          (i) The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information at page F-1 herein is incorporated herein by reference. Such consolidated financial statements and schedules are filed as part of this report.

          (ii) The unaudited financial statements of the Time Warner Service Partnerships for the quarterly period ended September 30, 1995 included in the Current Report on Form 8-K of Time Warner Entertainment Company, L.P. (Reg. No. 33-53742) dated November 28, 1995 ('TWE's 1995 Form 8-K') are incorporated herein by reference and are filed as an exhibit to this report.

          (iii) The financial statements of the Time Warner Service Partnerships and the report of independent auditors thereon, set forth at pages F-64 through F-73 in the 1994 Annual Report on Form 10-K of Time Warner Entertainment Company, L.P. ('TWE's 1994 Form 10-K') are incorporated herein by reference and are filed as an exhibit to this report.

          (iv) The unaudited financial statements of Paragon Communications for the quarterly period ended June 30, 1995 included in TWE's 1995 Form 8-K are incorporated herein by reference and are filed as an exhibit to this report.

          (v) The financial statements and financial statement schedule of Paragon Communications and the report of independent accountants thereon, set forth at pages F-74 through F-83 in TWE's 1994 Form 10-K, are incorporated herein by reference and are filed as an exhibit to this report.

     All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

     (3) Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.18 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

     (b) Reports on Form 8-K.

          (i) The Company filed a Current Report on Form 8-K dated October 10, 1996 in which it reported (x) in Item 2 that on October 10, 1996 the TBS Transaction was consummated, and (y) in Item 5 certain events relating to the Company's decision not to carry the Financial News Channel on its New York City cable system and certain matters related to the TBS Transaction.

          (ii) The Company filed a Current Report on Form 8-K dated November 14, 1996 setting forth in Item 7 certain pro forma financial statements of the Company and the Time Warner Entertainment Group at September 30, 1996, reflecting the TBS Transaction and certain other transactions entered into by the Company and TWE during 1995 and 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                 TIME WARNER INC.

                                            By         /s/ PETER R. HAJE
                                              ..................................
                                                        PETER R. HAJE
                                                  EXECUTIVE VICE PRESIDENT,
                                                GENERAL COUNSEL AND SECRETARY

Date: March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                       TITLE                              DATE
------------------------------------------  ---------------------------------------------   -------------------
           /S/ GERALD M. LEVIN              Director, Chairman of the Board and Chief         March 25, 1997
 .........................................    Executive Officer (principal executive
            (GERALD M. LEVIN)                 officer)

         /S/ RICHARD J. BRESSLER            Senior Vice President and Chief Financial         March 25, 1997
 .........................................    Officer (principal financial officer)
          (RICHARD J. BRESSLER)

           /S/ JOHN A. LABARCA              Vice President and Controller (principal          March 25, 1997
 .........................................    accounting officer)
            (JOHN A. LABARCA)

             /S/ MERV ADELSON               Director                                          March 25, 1997
 .........................................
              (MERV ADELSON)

           /S/ J. CARTER BACOT              Director                                          March 25, 1997
 .........................................
            (J. CARTER BACOT)

       /S/ LAWRENCE B. BUTTENWIESER         Director                                          March 25, 1997
 .........................................
        (LAWRENCE B. BUTTENWIESER)

       /S/ BEVERLY SILLS GREENOUGH          Director                                          March 25, 1997
 .........................................
        (BEVERLY SILLS GREENOUGH)

            /S/ CARLA A. HILLS              Director                                          March 25, 1997
 .........................................
             (CARLA A. HILLS)

           /S/ DAVID T. KEARNS              Director                                          March 25, 1997
 .........................................
            (DAVID T. KEARNS)

                SIGNATURE                                       TITLE                              DATE
------------------------------------------  ---------------------------------------------   -------------------
             /S/ REUBEN MARK                                  Director                        March 25, 1997
 .........................................
              (REUBEN MARK)

           /S/ MICHAEL A. MILES                               Director                        March 25, 1997
 .........................................
            (MICHAEL A. MILES)

           /S/ J. RICHARD MUNRO                               Director                        March 25, 1997
 .........................................
            (J. RICHARD MUNRO)

          /S/ RICHARD D. PARSONS                              Director                        March 25, 1997
 .........................................
           (RICHARD D. PARSONS)

          /S/ DONALD S. PERKINS                               Director                        March 25, 1997
 .........................................
           (DONALD S. PERKINS)

          /S/ RAYMOND S. TROUBH                               Director                        March 25, 1997
 .........................................
           (RAYMOND S. TROUBH)

             /S/ R.E. TURNER                                  Director                        March 25, 1997
 .........................................
              (R. E. TURNER)

       /S/ FRANCIS T. VINCENT, JR.                            Director                        March 25, 1997
 .........................................
        (FRANCIS T. VINCENT, JR.)

          TIME WARNER INC. AND TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND OTHER FINANCIAL INFORMATION

                                                                                                        PAGE
                                                                                                   ---------------
                                                                                                    TIME
                                                                                                   WARNER     TWE
                                                                                                   ------    -----

Management's Discussion and Analysis of Results of Operations and Financial Condition...........     F-2      F-75
Consolidated Financial Statements:
     Balance Sheet..............................................................................    F-23      F-84
     Statement of Operations....................................................................    F-24      F-85
     Statement of Cash Flows....................................................................    F-25      F-86
     Statement of Shareholders' Equity and Partnership Capital..................................    F-26      F-87
     Notes to Consolidated Financial Statements.................................................    F-27      F-88
Report of Management............................................................................    F-62
Report of Independent Auditors..................................................................    F-63     F-108
Selected Financial Information..................................................................    F-64     F-109
Quarterly Financial Information.................................................................    F-66     F-110
Supplementary Information.......................................................................    F-67
Financial Statement Schedules:
     Schedule I -- Condensed Financial Information of Registrant................................    F-69
     Schedule II -- Valuation and Qualifying Accounts...........................................    F-74     F-111

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     On October 10, 1996, Time Warner Inc. ('Time Warner' or the 'Company'), acquired the remaining 80% interest in Turner Broadcasting System, Inc. ('TBS') that it did not already own. As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name ('Old Time Warner', now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company ('New Time Warner'). References herein to 'Time Warner' or the 'Company' refer to Old Time Warner prior to October 10, 1996 and New Time Warner thereafter.

     Time Warner classifies its business interests into four fundamental  areas:
Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming and sports franchises; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and theme parks, a portion of its interests in cable television programming and a majority of its cable television systems are held through Time Warner Entertainment Company, L.P. ('TWE'). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital'), and 100% of the senior priority capital ('Senior Capital') and junior priority capital ('Series B Capital'). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ('U S WEST'). Time Warner does not consolidate TWE and certain related companies (the 'Entertainment Group') for financial reporting purposes because of certain limited partnership approval rights related to TWE's interest in certain cable television systems. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

STRATEGIC INITIATIVES

SIGNIFICANT TRANSACTIONS

     During the past two years, Time Warner has pursued significant, strategic initiatives that have resulted in the acquisition of TBS and the expansion of Time Warner's interests in the cable television business. These initiatives were part of an ongoing strategy to strengthen Time Warner's interests in entertainment and cable television programming, and to expand the operation of large geographic clusters of cable television systems in an effort to achieve economies of scale in the development and distribution of new and expanded services. Over the same period, management also engaged in a program to improve the combined financial condition of Time Warner and the Entertainment Group, as well as to increase their overall financial flexibility, through the initiation of a debt reduction program and significant debt refinancings.

     Management believes its expansion strategy has largely achieved its objectives and intends to sharpen its focus on improving the combined financial condition of Time Warner and the Entertainment Group and increasing their overall financial flexibility through additional initiatives, such as continued debt reduction and implementation of various cost-savings and revenue-enhancing measures designed to augment fundamental business growth.

     Consistent with management's strategic direction, Time Warner completed the following transactions in 1996 that have had and are expected to continue to have a significant effect on its results of operations and financial condition:

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

      The acquisition in October 1996 of the remaining 80% interest in TBS that was not already owned (the 'TBS Transaction'). In connection with this transaction, New Time Warner issued or agreed to issue approximately 178.4 million shares of common stock, approximately 14 million stock options and $67 million of consideration payable, at its election, in either cash or common stock. New Time Warner also assumed approximately $2.8 billion of indebtedness. The addition of TBS's news and entertainment programming networks, film and animation libraries, film production companies and sports franchises is expected to complement virtually all of Time Warner's business interests.

      The implementation in April 1996 of a program to repurchase, from time to time, up to 15 million shares of Time Warner common stock. This program is supported, in part, by a five-year, $750 million revolving credit facility which is expected to be repaid principally from the cash proceeds from the future exercise of employee stock options. As of December 31, 1996, Time Warner had acquired approximately 11.4 million shares of its common stock for an aggregate cost of $456 million.

      The issuance in April 1996 of 1.6 million shares of a new series of exchangeable preferred stock, which currently pays cumulative, noncash dividends at the rate of 10 1/4% per annum. The approximate $1.55 billion of net proceeds raised from this transaction were used to reduce debt (the 'Preferred Stock Refinancing'). Along with other actions since the initiation of a $2-$3 billion debt reduction program in February 1995, including the expected 1997 sale of TWE's interest in E! Entertainment Television, Inc., Time Warner and the Entertainment Group have exceeded their initial goals under this program.

      The redemption in 1996 and early 1997 of approximately $1.5 billion of convertible debt using proceeds from other financings, which lowered interest rates, staggered debt maturities and eliminated the potential dilution from the conversion of such securities into 31.3 million shares of common stock.

      The   acquisition  of  Cablevision   Industries  Corporation  and  related
      companies ('CVI') on January 4, 1996 (the 'CVI Acquisition'), which strengthened Time Warner Cable's geographic clusters of cable television systems and substantially increased the number of cable subscribers managed by Time Warner Cable. Time Warner issued 2.9 million shares of common stock and 6.3 million shares of new convertible preferred stock and assumed or incurred approximately $2 billion of indebtedness. As of December 31, 1996, Time Warner Cable, which includes the cable operations of both Time Warner and TWE, served approximately 12.3 million subscribers, passing nearly 20% of the television homes in the U.S.

The nature of these transactions and their impact on the results of operations and financial condition of Time Warner and the Entertainment Group are further discussed below.

TBS TRANSACTION

     In the TBS Transaction, each of Old Time Warner and TBS became separate, wholly owned subsidiaries of New Time Warner, which combines, for financial reporting purposes, the consolidated net assets and operating results of Old Time Warner and TBS. Each issued and outstanding share of each class of capital stock of Old Time Warner was converted into one share of a substantially identical class of capital stock of New Time Warner.

     In connection with the TBS Transaction, New Time Warner issued (i) approximately 173.4 million shares of common stock (including 50.6 million shares of LMCN-V Class Common Stock to affiliates of Liberty Media Corporation ('LMC'), a subsidiary of Tele-Communications, Inc.), in exchange for shares of TBS capital stock and (ii) approximately 14 million stock options to replace all outstanding TBS stock options. In addition, New Time Warner agreed to issue to LMC and its affiliates at a later date an additional five million shares of

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

LMCN-V Class Common Stock and $67 million of consideration payable, at the election of New Time Warner, in cash or additional shares of LMCN-V Class Common Stock. This additional consideration will be issued pursuant to a separate option and non-competition agreement that will provide, if New Time Warner exercises its option, for a subsidiary of LMC to provide certain satellite uplink and distribution services for WTBS, a broadcast television station owned by TBS, if it is converted to a copyright-paid, cable television programming service. The cost to acquire TBS was approximately $6.2 billion. New Time Warner has also fully and unconditionally guaranteed all of TBS's and Old Time Warner's outstanding publicly traded indebtedness, which amounted to approximately $1.030 billion and $7.754 billion, respectively, at December 31, 1996.

     As part of the integration of TBS's businesses into Time Warner's operating structure, management is pursuing various cost-saving and revenue-enhancing initiatives. Such initiatives, some of which have already been implemented, include the consolidation of certain duplicative administrative and operational functions (such as transferring the management of TBS's television syndication and home video operations to Warner Bros.), the restructuring of TBS's film production companies, the planned conversion of WTBS from a broadcast superstation into a copyright-paid, cable television programming service, the creation of new basic cable television networks (such as CNN/SI, Time Warner's sports news network) and other revenue-enhancing activities, including the cross-promotion of animation assets, film libraries and children's programming.

     In restructuring TBS's film production activities, Time Warner has already phased out all production activities of Turner Pictures and is evaluating alternatives for Castle Rock Entertainment ('Castle Rock') and New Line Cinema ('New Line'). These alternatives range from an equity transaction in these studios to a nonrecourse financing transaction.

CABLE STRATEGY

     Over the past two years, Time Warner has combined with or acquired cable television systems serving approximately 3.7 million subscribers (the 'Cable Transactions'), which, along with internal growth, has increased the total number of subscribers under the management of Time Warner Cable to 12.3 million from 7.5 million subscribers at the end of 1994. This expansion strategy has also extended Time Warner Cable's reach of cable television systems to neighborhoods passing 19 million homes or close to 20% of television homes in the U.S. In addition, there are now 34 geographic clusters of cable television systems serving over 100,000 subscribers each, including key markets such as New York City, northern New York State, central Florida and North Carolina. Management believes that the improved concentration of its subscriber base will provide for sustained revenue growth from new and expanded services, and provide certain economies of scale relating to the upgrade of the technological capabilities of Time Warner Cable's cable television systems.

     Time Warner's current strategy is to restructure its cable television systems, so far as practicable and on a tax-efficient basis, to enable such interests to be self-financed. As part of this strategy, Time Warner is seeking to reduce its economic interest in the cable television business in order to reduce existing debt and its share of future funding requirements related to such cable operations. The primary alternative being pursued is a restructuring of TWE that would decrease Time Warner's cable interests in TWE and increase Time Warner's interests in TWE's entertainment and cable networks. Any TWE restructuring depends, among other things, upon successful negotiations with U S WEST and other third parties, a renegotiation of certain credit arrangements, including the 1995 Credit Agreement, and consents or approvals from cable television franchise and other regulatory authorities. In addition to, or in lieu of, a TWE restructuring, other alternatives remain available to Time Warner to advance these goals, some of which would not require U S WEST consent but would still require other third party, franchise and regulatory approvals. There is no assurance that any of these efforts will succeed.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

USE OF EBITDA

     The following comparative discussion of the results of operations and financial condition of Time Warner and the Entertainment Group includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ('EBITDA') in order to eliminate the effect on the operating performance of the music, filmed entertainment, cable network and cable businesses of significant amounts of amortization of intangible assets recognized in the $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992, the $2.3 billion of Cable Acquisitions in 1995 and 1996, the $6.2 billion acquisition of TBS in 1996 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of Time Warner and the Entertainment Group, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In connection with management's strategic initiatives, Time Warner and the Entertainment Group have completed a number of transactions over the past two years which have affected the comparability of each entity's results of operations and financial condition. For Time Warner, these transactions include the TBS Transaction, the Cable Acquisitions, the ITOCHU/Toshiba Transaction, the Preferred Stock Refinancing and certain other debt refinancings (the 'TW Transactions'). For the Entertainment Group, these transactions include the formation of the TWE-Advance/Newhouse Partnership, the refinancing of TWE's bank debt and certain asset sales, including the sale of 51% of TWE's interest in Six Flags (the 'Entertainment Group Transactions' and, when taken together with the TW Transactions, the 'Time Warner Transactions'). Each of these transactions is more fully discussed elsewhere herein.

     In order to enhance comparability, the following discussion of results of operations for Time Warner and the Entertainment Group is supplemented, where appropriate, by pro forma financial information that gives effect to the Time Warner Transactions and the Entertainment Group Transactions, respectively, as if such transactions had occurred at the beginning of the respective periods presented. The pro forma results are presented for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of those periods, nor are they necessarily indicative of future operating results.

RESULTS OF OPERATIONS

     As a result of the TBS Transaction, Time Warner now has two new business segments which parallel its previously existing interests in filmed entertainment and cable television programming held through TWE. Time Warner's Cable Networks segment principally consists of TBS's cable television networks and sports operations. These operations include entertainment networks such as TNT, the TBS Superstation, the Cartoon Network and Turner Classic Movies; news networks such as CNN, CNN International and CNN Headline News; and sports franchises consisting of the Atlanta Braves and the Atlanta Hawks. Time Warner's Filmed Entertainment segment principally consists of TBS's film and television production and distribution operations, including New Line, Castle Rock,
Hanna-Barbera,   Inc.  and   the  former   film  and   television  libraries  of
Metro-Goldwyn-Mayer, Inc. and RKO Pictures, Inc. Because the results of operations of these businesses and Time Warner's cable

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

businesses are not comparable to the prior period, the following discussion of business segment operating results is presented on both a historical and pro forma basis.

1996 VS. 1995

     EBITDA and operating income for Time Warner and the Entertainment Group in 1996 and 1995 are as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                             EBITDA                       OPERATING INCOME
                                                 ------------------------------    ------------------------------
                                                   PRO FORMA       HISTORICAL        PRO FORMA       HISTORICAL
                                                 --------------  --------------    --------------  --------------
                                                  1996    1995    1996    1995      1996    1995    1996    1995
                                                 ------  ------  ------  ------    ------  ------  ------  ------
                                                                            (MILLIONS)

Time Warner:
Publishing...................................... $  535  $  476  $  535  $  476    $  418   $381   $  418   $381
Music(1)........................................    744     690     744     690       361    321      361    321
Cable Networks-TBS..............................    547     502     162      --       297    267       99     --
Filmed Entertainment-TBS........................   (108)     48      32      --      (202)   (62)       8     --
Cable...........................................    476     425     476      90        75     29       75     (5)
Intersegment elimination........................    (10)      6       5      --       (10)     6        5     --
                                                 ------  ------  ------  ------    ------  ------  ------  ------
Total........................................... $2,184  $2,147  $1,954  $1,256    $  939   $942   $  966   $697
                                                 ------  ------  ------  ------    ------  ------  ------  ------
                                                 ------  ------  ------  ------    ------  ------  ------  ------
Entertainment Group:
Filmed Entertainment-Warner Bros................ $  546  $  490  $  546  $  490    $  254   $253   $  254   $253
Six Flags Theme Parks(2)........................     --      --      --      60        --     --       --     29
Broadcasting-The WB Network.....................    (98)    (66)    (98)    (66)      (98)   (66)     (98)   (66)
Cable Networks-HBO..............................    350     293     350     293       328    274      328    274
Cable...........................................  1,536   1,355   1,536   1,275       606    533      606    502
                                                 ------  ------  ------  ------    ------  ------  ------  ------
Total........................................... $2,334  $2,072  $2,334  $2,052    $1,090   $994   $1,090   $992
                                                 ------  ------  ------  ------    ------  ------  ------  ------
                                                 ------  ------  ------  ------    ------  ------  ------  ------

------------

(1) Includes pretax losses of $85 million recorded in 1995 related to certain businesses and joint ventures owned by the Music division which were restructured or closed.

(2) Deconsolidated as a result of the sale of a 51% interest in Six Flags effective as of June 23, 1995.

     Time Warner had revenues of $10.064 billion, a loss of $156 million ($.95 per common share) before an extraordinary loss on the retirement of debt and a net loss of $191 million ($1.04 per common share) in 1996, compared to revenues of $8.067 billion, a loss of $124 million ($.46 per common share) before an extraordinary loss on the retirement of debt and a net loss of $166 million ($.57 per common share) in 1995. Time Warner's equity in the pretax income of the Entertainment Group was $290 million in 1996, compared to $256 million in 1995.

     As discussed more fully below, the increase in Time Warner's historical net loss in 1996 principally resulted from an increase in interest expense relating to approximately $6.1 billion of debt assumed or incurred in the TBS Transaction and the Cable Acquisitions and a decrease in investment-related income primarily relating to lower gains on certain asset sales, which more than offset an overall increase in the operating income of Time Warner's business segments and increased income from its equity in the pretax income of the Entertainment Group. The increase in Time Warner's 1996 historical net loss per common share was further affected by a $205 million increase in preferred dividend requirements relating to the preferred stock issued in

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

connection with the Preferred Stock Refinancing, the Cable Acquisitions and the ITOCHU/Toshiba Transaction, offset in part by the dilutive effect from issuing
173.4 million shares of common stock in connection with the TBS Transaction.

     Time Warner's historical results of operations include the operating results of each acquired business from the respective closing date of each transaction. On a pro forma basis, giving effect to the Time Warner Transactions as if each of such transactions had occurred at the beginning of 1995, Time Warner would have reported for the years ended December 31, 1996 and 1995, respectively, revenues of $12.799 billion and $12.154 billion, EBITDA of $2.184 billion and $2.147 billion, operating income of $939 million and $942 million, equity in the pretax income of the Entertainment Group of $290 million and $286 million, a loss before extraordinary item of $284 million and $233 million ($1.05 and $.97 per common share) and a net loss of $319 million and $275 million ($1.11 and $1.04 per common share).

     The 1996 and 1995 comparison of pro forma results are similarly affected by any underlying historical trends that are unrelated to the transactions given pro forma effect to therein, such as lower gains on certain asset sales discussed above. The increased pro forma over historical net loss for each period is principally the result of higher amortization and interest expense associated with the TBS Transaction and the Cable Acquisitions. The 1996 pro forma results are further affected by the significant pre-merger operating losses incurred by TBS's filmed entertainment companies as a consequence of disappointing results from worldwide theatrical releases.

     The Entertainment Group had revenues of $10.861 billion and net income of $220 million in 1996, compared to revenues of $9.629 billion, income of $170 million before an extraordinary loss on the retirement of debt and net income of $146 million in 1995. On a pro forma basis, giving effect to the Entertainment Group Transactions as if each of such transactions had occurred at the beginning of 1995, the Entertainment Group would have reported for the year ended December 31, 1995, revenues of $9.686 billion, EBITDA of $2.072 billion, operating income of $994 million, income before extraordinary item of $203 million and net income of $179 million. No pro forma financial information has been presented for the Entertainment Group for the year ended December 31, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of the Entertainment Group.

     As discussed more fully below, the Entertainment Group's historical net income was higher in 1996 as compared to pro forma results in 1995 due to an overall increase in operating income generated by its business segments, interest savings due to lower floating interest rates and the absence of a $24 million extraordinary loss on the retirement of debt recognized in 1995, offset in part by a decrease in investment-related income and an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership. On a historical basis, such underlying operating trends were enhanced by favorable comparisons as 1996 more fully benefited from the interest savings on lower average debt levels related to management's ongoing debt reduction program.

     The relationship between income before income taxes and income tax expense of Time Warner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. Income tax expense of Time Warner includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of the Entertainment Group.

TIME WARNER

     Publishing.   Revenues  increased to  $4.117  billion, compared  to  $3.722
billion   in  1995.  EBITDA  increased  to   $535  million  from  $476  million.
Depreciation  and  amortization  amounted  to  $117  million  in  1996  and  $95

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

million in 1995. Operating income increased to $418 million from $381 million. Revenues benefited from across-the-board increases in magazine circulation, advertising and book revenues. All major magazine brands achieved revenue gains, including People, Entertainment Weekly, and Sports Illustrated, the latter of which benefited in part from Olympics-related coverage. The increase in book revenues was led by the direct marketing businesses. EBITDA and operating income increased principally as a result of the revenue gains.

     Music. Revenues decreased to $3.949 billion, compared to $4.196 billion in 1995. EBITDA increased to $744 million from $690 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $383 million in 1996 and $369 million in 1995. Operating income increased to $361 million from $321 million. Operating results for 1995 included an $85 million charge relating to certain start-up businesses and joint ventures owned by the Music division which were restructured or closed. With regard to 1996, despite maintaining its leading domestic market share (over 22%), the Music division's domestic recorded music operating results were negatively affected by the industry-wide softness in the overexpanded U.S. retail marketplace, which has resulted in a number of music retail store closings and higher returns of music product. The decline in revenues principally related to (i) the effects from the current U.S. retail environment, including an increase in the Music division's provision for returns, (ii) a decline in international recorded music sales and (iii) the absence of revenues from certain start-up businesses which are no longer being operated by the Music division. The increase in EBITDA and operating income principally resulted from the absence of losses from certain start-up businesses and joint ventures, the absence of the $85 million charge recognized in 1995 and the inclusion of certain one-time gains, including gains on the sale of investments, offset in part by the decline in the worldwide recorded music business, a related increase in the Music division's provision for bad debts and lower results from direct marketing activities. Management expects that the current state of the U.S. retail environment will continue to affect 1997 operating results.

     Cable Networks-TBS. Cable Networks results reflect the acquisition of TBS effective in October 1996 and include revenues of $680 million, EBITDA of $162 million, depreciation and amortization of $63 million and operating income of $99 million. Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

     On a pro forma basis, revenues increased to $2.477 billion, compared to $2.106 billion in 1995. EBITDA increased to $547 million from $502 million. Depreciation and amortization, including amortization related to the purchase of TBS, amounted to $250 million in 1996 and $235 million in 1995. Operating income increased to $297 million from $267 million. Revenues benefited from increases in advertising and subscriptions. Advertising revenues increased due to a strong overall advertising market for TNT and the TBS Superstation, the continued expansion of CNN International, and increased viewership for the news networks during the 1996 U.S. political conventions and presidential campaign. Subscription revenues increased as a result of higher rates, as well as an increase in both cable and home satellite viewers, primarily at TNT, the Cartoon Network, CNN and CNN International. EBITDA and operating income increased principally as a result of the revenue gains, offset in part by higher sports and entertainment programming costs and start-up costs for three new networks, including CNN/SI.

     Filmed Entertainment-TBS. Filmed Entertainment results reflect the acquisition of TBS effective in October 1996, and include revenues of $455 million, EBITDA of $32 million, depreciation and amortization of $24 million and operating income of $8 million. Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

     On a pro forma basis, revenues increased to $1.458 billion, compared to $1.352 billion in 1995. EBITDA decreased from $48 million in 1995 to a loss of $108 million in 1996. Depreciation and amortization, including amortization related to the purchase of TBS, amounted to $94 million in 1996 and $110 million in 1995.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

Operating losses increased to $202 million from $62 million. Revenues benefited from increases in worldwide theatrical and home video revenues. Worldwide theatrical revenues benefited from an increase in the number of theatrical releases. Home video revenues increased primarily due to an increase in sales of theatrical and existing library product. Despite such revenue increases, EBITDA and operating income decreased principally as a result of disappointing results for theatrical releases, which resulted in approximately $200 million of write-offs at New Line and Castle Rock during the nine-month, pre-merger period.

     Cable. The 1996 Cable operating results increased as a result of the CVI Acquisition effective as of January 4, 1996, and the full year effect from the acquisitions of KBLCOM effective as of July 6, 1995 and Summit effective as of May 2, 1995. Revenues increased to $909 million, compared to $172 million in 1995. EBITDA increased to $476 million from $90 million. Depreciation and amortization amounted to $401 million in 1996 and $95 million in 1995. Operating income increased to $75 million from a loss of $5 million.

     On a pro forma basis, Time Warner's Cable division had 1995 revenues of $847 million, EBITDA of $425 million, depreciation and amortization of $396 million and operating income of $29 million. In comparison to 1995 pro forma results, 1996 revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's 'social contract' with the Federal Communications Commission (the 'FCC') and an increase in pay-per-view and advertising revenues. EBITDA and operating income increased principally as a result of revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

     Interest and Other, Net. Interest and other, net, increased to $1.174 billion in 1996, compared to $877 million in 1995. Interest expense increased to $968 million, compared to $877 million. The increase in interest expense was principally due to the assumption or incurrence of approximately $6.1 billion of debt in the Cable Acquisitions and the TBS Transaction, offset in part by the favorable effect from Time Warner's redemption of the 8.75% Convertible Debentures and the reduction in debt associated with the Preferred Stock
Refinancing. Other expense, net, increased to $206 million in 1996 from an immaterial amount in 1995, principally because of a decrease in investment-related income resulting from lower gains on certain asset sales, increased losses from reductions in the carrying value of certain investments and an increase in dividend requirements on preferred securities of subsidiaries issued in 1995 in connection with the redemption of the 8.75% Convertible Debentures.

ENTERTAINMENT GROUP

     Filmed Entertainment-Warner Bros. Revenues increased to $5.648 billion, compared to $5.078 billion in 1995. EBITDA increased to $546 million from $490 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $292 million in 1996 and $237 million in 1995. Operating income increased to $254 million from $253 million. Revenues benefited from increases in worldwide home video, television distribution and consumer products operations, offset in part by lower international theatrical revenues. EBITDA and operating income benefited principally from the revenue gains, offset in large part, with respect to operating income only, by higher depreciation and amortization principally related to the 1996 summer opening of an international theme park in Germany.

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

     Broadcasting-The WB Network. The WB Network recorded an operating loss of $98 million on $87 million of revenues in 1996, compared to an operating loss of $66 million on $33 million of revenues in 1995.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

The increase in revenues and operating losses primarily resulted from the expansion of the WB Network's primetime programming schedule (now at three nights) and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. In addition, operating losses for 1995 were mitigated by a favorable legal settlement. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $1.763 billion, compared to $1.607 billion in 1995. EBITDA increased to $350 million from $293 million. Depreciation and amortization amounted to $22 million in 1996 and $19 million in 1995. Operating income increased to $328 million from $274 million. Revenues benefited primarily from a significant increase in subscriptions to 32.4 million from 29.7 million at the end of 1995. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $3.851 billion, compared to $3.094 billion in 1995. EBITDA increased to $1.536 billion from $1.275 billion. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $930 million in 1996 and $773 million in 1995. Operating income increased to $606 million from $502 million. The 1996 Cable operating results increased as a result of the full year effect from the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, and the consolidation of Paragon Communications effective as of July 6, 1995.

     On a pro forma basis, the Entertainment Group's Cable division had 1995 revenues of $3.378 billion, EBITDA of $1.355 billion, depreciation and amortization of $822 million and operating income of $533 million. In comparison to 1995 pro forma results, 1996 revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's
'social contract' with the FCC and increases in pay-per-view and advertising revenues. EBITDA and operating income increased principally as a result of revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

     Interest and Other, Net. Interest and other, net, decreased to $524 million in 1996, compared to $539 million in 1995. Interest expense decreased to $478 million, compared to $579 million in 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $46 million in 1996, compared to other income, net, of $40 million in 1995, principally due to an overall decrease in investment-related income. The decrease in investment-related income resulted from a reduction in interest income and lower aggregate gains on the sale of certain unclustered cable systems and other investments. The reduction in interest income related to lower average cash balances and lower average principal amounts due under the note receivable from U S WEST that was fully collected during 1996.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

1995 VS. 1994

     EBITDA and operating income for Time Warner and the Entertainment Group in 1995 and 1994 are as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                   EBITDA         OPERATING INCOME
                                                                              ----------------    ----------------
                                                                               1995      1994      1995      1994
                                                                              ------    ------    ------    ------
                                                                                           (MILLIONS)

Time Warner:
Publishing.................................................................   $  476    $  430     $381      $347
Music(1)...................................................................      690       720      321       366
Cable......................................................................       90        --       (5)       --
                                                                              ------    ------    ------    ------
Total......................................................................   $1,256    $1,150     $697      $713
                                                                              ------    ------    ------    ------
                                                                              ------    ------    ------    ------
Entertainment Group:
Filmed Entertainment-Warner Bros...........................................   $  490    $  430     $253      $219
Six Flags Theme Parks(2)...................................................       60       135       29        56
Broadcasting-The WB Network................................................      (66)       --      (66)       --
Cable Networks-HBO.........................................................      293       257      274       237
Cable......................................................................    1,275       989      502       340
                                                                              ------    ------    ------    ------
Total......................................................................   $2,052    $1,811     $992      $852
                                                                              ------    ------    ------    ------
                                                                              ------    ------    ------    ------

------------

(1) Includes pretax losses of $85 million recorded in 1995 related to certain businesses and joint ventures owned by the Music division which were restructured or closed.

(2) Deconsolidated as a result of the sale of a 51% interest in Six Flags effective as of June 23, 1995.

     Time Warner had revenues of $8.067 billion, a loss of $124 million ($.46 per common share) before an extraordinary loss on the retirement of debt and a net loss of $166 million ($.57 per common share) in 1995, compared to revenues of $7.396 billion and a net loss of $91 million ($.27 per common share) in 1994. Time Warner's equity in the pretax income of the Entertainment Group was $256 million in 1995, compared to $176 million in 1994.

     The increase in Time Warner's net loss in 1995 was principally related to a $42 million extraordinary loss on the retirement of debt ($.11 per common share) and $85 million in pretax losses ($52 million after taxes and $.13 per common share) related to certain businesses and joint ventures owned by the Music division which were restructured or closed. As discussed more fully below, the increase in Time Warner's net loss in 1995 from such losses was principally mitigated by an overall increase in the fundamental operating income of Time Warner's business segments and increased income from its equity in the pretax income of the Entertainment Group, offset in part by a decrease in investment-related income and higher interest expense on approximately $1.3 billion of debt assumed in the acquisitions of Summit and KBLCOM. The increase in Time Warner's net loss per common share in 1995 also related to a $39 million increase in preferred dividend requirements as a result of the preferred stock issued in connection with the acquisitions of Summit and KBLCOM and the ITOCHU/Toshiba Transaction.

     The Entertainment Group had revenues of $9.629 billion, income of $170 million before an extraordinary loss on the retirement of debt and net income of $146 million in 1995, compared to revenues of $8.509 billion and net income of $136 million in 1994. As discussed more fully below, the Entertainment Group's operating results in 1995 reflect an overall increase in operating income generated by its business segments (including the

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

contribution  by  the  TWE-Advance/Newhouse  Partnership)  and  an  increase  in
investment-related  income  resulting  from  gains   on  the  sale  of   certain
unclustered cable systems and other investments, offset in part by minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

TIME WARNER

     Publishing.    Revenues increased  to  $3.722 billion,  compared  to $3.433 billion in 1994. EBITDA increased to $476 million from $430 million. Depreciation and amortization amounted to $95 million in 1995 and $83 million in 1994. Operating income increased to $381 million from $347 million. Revenues benefited from increases in magazine circulation, advertising and book revenues. Contributing to the revenue gain were increases achieved by People, Sports Illustrated, Fortune and book publisher Oxmoor House. EBITDA and operating income increased as a result of the revenue gains, offset in part by significantly higher postal and paper costs as a result of price increases.

     Music. Revenues increased to $4.196 billion, compared to $3.986 billion in 1994. EBITDA decreased to $690 million from $720 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $369 million in 1995 and $354 million in 1994. Operating income decreased to $321 million from $366 million. Operating results were adversely affected by $85 million in losses recorded in 1995 that related to certain businesses and joint ventures owned by the Music division which were restructured or closed. Revenues for 1995 were negatively affected by certain reclassifications relating to third party, pressing and distribution arrangements and changes in the Music division's ownership interests in certain investments and subsidiaries that resulted in changes from the consolidation to the equity method of accounting. Excluding the effects from such reclassifications and changes, revenues from the fundamental business increased by approximately 6%, principally as a result of increases in both domestic and international recorded music revenues and increased music publishing revenues. Domestic and international recorded music revenues benefited from a number of popular releases and an increase in the percentage of compact disc to total unit sales. Excluding the $85 million in losses, EBITDA increased, and operating income benefited, principally from the revenue gains and interest income on the resolution of a recorded music tax matter, offset in part by expenses incurred in connection with the settlement of certain employment contracts and lower results from direct marketing activities attributable to higher amortization of member acquisition costs.

     The losses in 1995 relating to certain businesses and joint ventures that were restructured or closed are primarily related to Warner Music Enterprises, one of the Company's direct marketing efforts, and the write off of its related direct mail order assets that were not recoverable due to the closure of this business. The activities that were not continued were not material to previous historical operating results.

     Cable. The 1995 Cable operating results reflect the acquisition of KBLCOM effective as of July 6, 1995 and Summit effective as of May 2, 1995 and include revenues of $172 million, EBITDA of $90 million, depreciation and amortization of $95 million and operating losses of $5 million. Such operating results are not comparable to the prior year.

     Interest and Other, Net. Interest and other, net, increased to $877 million in 1995, compared to $724 million in 1994. Interest expense increased to $877 million, compared to $769 million, principally as a result of approximately $1.3 billion of debt assumed in the cable acquisitions and higher short-term, floating-rates of interest paid on $2.6 billion notional amount of interest rate swap contracts. Other income, net, was immaterial in 1995, compared to $45 million in 1994, principally because of a decrease in investment-related income. Investment-related income in both periods consisted of gains on the sale of certain assets, including the sale of

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

an interest in QVC, Inc. in 1995, which were offset by losses from reductions in the carrying value of certain investments taken in each period.

ENTERTAINMENT GROUP

     Filmed Entertainment-Warner Bros. Revenues increased to $5.078 billion, compared to $4.484 billion in 1994. EBITDA increased to $490 million from $430 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $237 million in 1995 and $211 million in 1994. Operating income increased to $253 million from $219 million. Revenues benefited from increases in worldwide theatrical, home video, consumer products and television distribution operations. Worldwide theatrical and domestic home video revenues in 1995 were led by the success of Batman Forever. EBITDA and operating income benefited from the revenue gains and increased income from licensing operations.

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting. Accordingly, revenues decreased to $227 million, compared to $557 million in 1994. EBITDA decreased to $60 million from $135 million. Depreciation and amortization amounted to $31 million in 1995 and $79 million in 1994. Operating income decreased to $29 million from $56 million.

     Broadcasting-The WB Network. The WB Network was launched in January 1995, and generated $66 million of operating losses on $33 million of revenues. The operating loss was mitigated by a favorable legal settlement, as well as by funding from a limited partner admitted as of August 1995. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $1.607 billion, compared to $1.513 billion in 1994. EBITDA increased to $293 million from $257 million. Depreciation and amortization amounted to $19 million in 1995 and $20 million in 1994. Operating income increased to $274 million from $237 million. Revenues benefited primarily from an increase in subscriptions to 29.7 million from 27 million at the end of 1994, as well as from higher pay-TV rates. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. The 1995 Cable operating results reflect the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995 and the consolidation of Paragon effective as of July 6, 1995. Revenues increased to $3.094 billion, compared to $2.242 billion in 1994. EBITDA increased to $1.275 billion from $989 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $773 million in 1995 and $649 million in 1994. Operating income increased to $502 million from $340 million. Revenues and operating results benefited from the formation of the TWE-Advance/Newhouse Partnership and the consolidation of Paragon. Excluding such effects, revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers and increases in nonregulated revenues, including pay-TV, pay-per-view and advertising. Excluding the positive contributions from the TWE-Advance/Newhouse Partnership and the consolidation of Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part by the full year impact of the second round of cable rate regulations that went into effect in July 1994, higher start-up costs for telephony operations and, with respect to operating income only, higher depreciation and amortization related to increased capital spending.

     Interest and Other, Net. Interest and other, net, decreased to $539 million in 1995, compared to $616 million in 1994. Interest expense increased to $579 million, compared to $567 million in 1994, principally as a

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

result of higher short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements, offset in part by interest savings in the last quarter of 1995 on lower debt levels related to management's asset sales program. There was other income, net, of $40 million in 1995, compared to other expense, net, of $49 million in 1994, principally because of an increase in investment-related income related to gains on the sale of certain unclustered cable systems and other investments.

FINANCIAL CONDITION AND LIQUIDITY
DECEMBER 31, 1996
TIME WARNER
1996 FINANCIAL CONDITION

     At December 31, 1996, Time Warner had $12.7 billion of debt, $452 million of available cash and equivalents (net debt of $12.2 billion), $488 million of borrowings against future stock option proceeds, $949 million of mandatorily redeemable preferred securities of subsidiaries, $1.7 billion of Series M Preferred Stock and $9.5 billion of shareholders' equity, compared to $9.9 billion of debt, $1.2 billion of available cash and equivalents (net debt of $8.7 billion), $949 million of mandatorily redeemable preferred securities of subsidiaries and $3.7 billion of shareholders' equity at December 31, 1995. At December 31, 1996, Time Warner also had $62 million of noncurrent cash and equivalents held in escrow for purposes of funding certain preferred dividend requirements. The increase in net debt principally reflects the assumption or incurrence of approximately $4.8 billion of debt related to the TBS Transaction and the CVI Acquisition, offset in part by the use of approximately $1.55 billion of net proceeds from the issuance of the Series M Preferred Stock for debt reduction. The increase in shareholders' equity principally reflects the issuance in 1996 of approximately 173.4 million shares of common stock in connection with the TBS Transaction and approximately 2.9 million shares of common stock and 6.3 million shares of preferred stock in connection with the CVI Acquisition. The effect from such issuances was offset in part by an increase in dividend requirements and the repurchase of approximately 11.4 million shares of Time Warner common stock at an aggregate cost of $456 million.

INVESTMENT IN TWE

     Time Warner's investment in TWE at December 31, 1996 consisted of interests in 74.49% of the Series A Capital and Residual Capital of TWE, and 100% of the Senior Capital and Series B Capital of TWE. The priority capital interests provide Time Warner (and with respect to the Series A Capital only, U S WEST) with certain priority claims to the net partnership income of TWE and distributions of TWE partnership capital, including certain priority distributions of partnership capital in the event of liquidation or dissolution of TWE. Each level of priority capital interest provides for an annual rate of return equal to or exceeding 8%, including an above-market 13.25% annual rate of return (11.25% to the extent concurrently distributed) related to Time Warner's Series B Capital interest, which, when taken together with Time Warner's contributed capital, represented a cumulative priority Series B Capital interest of $5.2 billion at December 31, 1996. While the TWE partnership agreement contemplates the reinvestment of significant partnership cash flows in the form of capital expenditures and otherwise provides for certain other restrictions that are expected to limit cash distributions on partnership interests for the foreseeable future, Time Warner's $1.5 billion Senior Capital interest and, to the extent not previously distributed, partnership income allocated thereto (based on an 8% annual rate of return) is required to be distributed to Time Warner in three annual installments beginning on July 1, 1997. Time Warner expects that the initial distribution of Senior Capital will be approximately $535 million.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

SERIES M EXCHANGEABLE PREFERRED STOCK

     In April 1996, Time Warner raised approximately $1.55 billion of net proceeds for debt reduction in a private placement of 1.6 million shares of exchangeable preferred stock, which pay cumulative dividends at the rate of 10 1/4% per annum. This issuance allowed the Company to realize cash proceeds through a security whose payment terms are principally linked (until a reorganization of TWE occurs, if any) to a portion of Time Warner's currently noncash-generating interest in the Series B Capital of TWE, as more fully described herein. Time Warner used these proceeds to redeem $250 million principal amount of 8.75% Debentures due April 1, 2017 for approximately $265 million (including redemption premiums and accrued interest thereon), and to reduce bank debt of TWI Cable Inc. ('TWI Cable'), its wholly owned subsidiary, by approximately $1.3 billion. As part of the TBS Transaction, these preferred shares were converted into registered shares of Series M exchangeable preferred stock with substantially identical terms ('Series M Preferred Stock').

     Generally, the terms of the Series M Preferred Stock only require Time Warner to pay cash dividends or to redeem, prior to its mandatory redemption date, any portion of the security for cash upon the receipt of certain cash distributions from TWE with respect to Time Warner's interests in the Series B Capital and Residual Capital of TWE (excluding stock option related distributions and certain tax related distributions). However, because such cash distributions are subject to restrictions under the TWE partnership agreement, Time Warner does not expect to pay cash dividends or to redeem any portion of the Series M Preferred Stock for cash in the foreseeable future. Instead, Time Warner expects to satisfy its dividend requirements through the issuance of additional shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. In addition, upon a reorganization of TWE, Time Warner must elect either to redeem each outstanding share of Series M Preferred Stock for cash, subject to certain conditions, or to exchange the Series M Preferred Stock for new Series L Preferred Stock, which also pays cumulative dividends at the rate of 10 1/4% per annum but is not linked to Time Warner's interest in the Series B Capital of TWE. The terms of the Series L Preferred Stock do not require Time Warner to pay cash dividends until July 2006 and provide Time Warner with an option to exchange the Series L Preferred Stock, subject to certain conditions, into 10 1/4% Senior Subordinated Debentures which do not require the payment of cash interest until July 2006. See Note 10 to the accompanying consolidated financial statements for a summary of the principal terms of the Series M Preferred Stock.

COMMON STOCK REPURCHASE PROGRAM

     In April 1996, Time Warner's Board of Directors authorized a program to repurchase, from time to time, up to 15 million shares of Time Warner common stock. In connection therewith, Time Warner entered into a five-year, $750 million revolving credit facility (the 'Stock Option Proceeds Credit Facility') in May 1996. Borrowings under the Stock Option Proceeds Credit Facility are principally used to fund stock repurchases and approximately $200 million of preferred dividend requirements on Time Warner's Series G, H, I and J Preferred Stock. The common stock repurchased under the program is expected to be used to satisfy future share issuances related to the exercise of existing employee stock options. Actual repurchases in any period will be subject to market conditions. As of December 31, 1996, Time Warner had acquired approximately 11.4 million shares of its common stock for an aggregate cost of $456 million. Such repurchases were principally funded with borrowings under the Stock Option Proceeds Credit Facility.

     The Stock Option Proceeds Credit Facility initially provided for borrowings of up to $750 million, of which up to $100 million is reserved solely for the payment of interest and fees thereunder. At December 31, 1996, $488 million had been borrowed under the Stock Option Proceeds Credit Facility. Borrowings under the Stock Option Proceeds Credit Facility generally bear interest at LIBOR plus a margin equal to 75 basis points

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

and are principally expected to be repaid from the cash proceeds received from the exercise of designated employee stock options. The receipt of such stock option proceeds permanently reduces the borrowing availability under the facility, which has been reduced to approximately $715 million as of December 31, 1996. At December 31, 1996, based on a closing market price of Time Warner common stock of $37.50, the aggregate value of potential proceeds to Time Warner from the exercise of outstanding vested, 'in the money' stock options covered under the facility was approximately $1.5 billion, representing a 2.1 to 1 coverage ratio over the related borrowing availability.

     To the extent that stock option proceeds are not sufficient to satisfy Time Warner's obligations under the Stock Option Proceeds Credit Facility, Time Warner is generally required to repay such borrowings using proceeds from the sale of shares of its common stock held in escrow under the Stock Option Proceeds Credit Facility or, at Time Warner's election, using available cash on hand. In addition, as a result of Time Warner's commitment to use the Stock Option Proceeds Credit Facility to fund approximately $200 million of preferred dividend requirements on its Series G, H, I and J Preferred Stock, Time Warner has also supplementally agreed to place in escrow an amount of cash equal to the excess of the unpaid preferred dividend requirements on such series of convertible preferred stock over the borrowing availability under the facility at any time. At December 31, 1996, Time Warner had placed $62 million of cash and 36 million shares in escrow under these arrangements, which shares are not considered to be issued and outstanding capital stock of the Company. Time
Warner may be required, from time to time, to have up to 52.5 million shares held in escrow.

     Because borrowings under the Stock Option Proceeds Credit Facility are expected to be principally repaid by Time Warner from the cash proceeds related to the exercise of employee stock options, Time Warner's principal credit rating agencies have concluded that such borrowings and related financing costs are credit neutral and are excludable from debt and interest expense, respectively, for their purposes in evaluating Time Warner's leverage and coverage ratios. In addition, because Time Warner has committed to use the Stock Option Proceeds Credit Facility to fund approximately $200 million of preferred dividend requirements on its Series G, H, I and J Preferred Stock, and has entered into the escrow arrangements described above, such preferred dividend requirements are similarly excluded from preferred dividends for purposes of evaluating Time Warner's coverage ratio.

DEBT REFINANCINGS

     In 1996 and early 1997, Time Warner continued to capitalize on favorable market conditions through certain debt refinancings, which lowered interest rates, staggered debt maturities and, with respect to the redemption of the 8.75% Convertible Debentures in February 1996 and the TBS Convertible Notes in February 1997, eliminated the potential dilution from the conversion of such securities into 31.3 million shares of common stock.

     In January 1996, in connection with the CVI Acquisition, subsidiaries of Time Warner assumed $500 million of public notes and debentures of CVI and borrowed $1.5 billion under the 1995 Credit Agreement to refinance a like-amount of other indebtedness assumed or incurred in such acquisition.

     In February 1996, Time Warner redeemed the remaining $1.2 billion principal amount of 8.75% Convertible Debentures for $1.28 billion, including redemption premiums and accrued interest thereon. The redemption was financed with (1) proceeds raised from a $575 million issuance in December 1995 of Company-obligated mandatorily redeemable preferred securities of a subsidiary and (2) $750 million of proceeds raised from the issuance in January 1996 of (i) $400 million principal amount of 6.85% debentures due 2026, which are redeemable at the option of the holders thereof in 2003, (ii) $200 million principal amount of 8.3% discount

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

debentures due 2036, which do not pay cash interest until 2016, (iii) $166 million principal amount of 7.48% debentures due 2008 and (iv) $150 million principal amount of 8.05% debentures due 2016.

     During the first quarter of 1997, Time Warner entered into a number of financing transactions, which resulted in the refinancing of approximately $600 million of debt. Time Warner redeemed $300 million principal amount of 10.75% Senior Notes due January 30, 2002 of TWI Cable and approximately $283 million accreted amount of TBS Convertible Notes at an aggregate redemption price of approximately $600 million, including redemption premiums and accrued interest thereon. Time Warner also issued $600 million principal amount of Floating Rate Reset Notes due December 30, 2031 (the 'Floating Rate Reset Notes'). The Floating Rate Reset Notes bear interest at a floating rate equal to LIBOR less 25 basis points until December 30, 2001, at which time the interest rate will be reset at a fixed rate equal to 6.59% plus a margin based upon Time Warner's credit risk at such time. The Floating Rate Reset Notes are redeemable at the election of the holders, in whole but not in part, on December 30, 2001.

DEBT REDUCTION PROGRAM

     As part of a continuing strategy to enhance the financial position and credit statistics of Time Warner and the Entertainment Group, a $2-$3 billion debt reduction program was initiated in 1995. Including the sale of 51% of TWE's interest in Six Flags in June 1995, the sale of an interest in QVC, Inc. in February 1995, the sale of certain unclustered cable systems, the proceeds raised from the monetization of Time Warner's investment in Hasbro in August 1995 (through the issuance of mandatorily redeemable preferred securities of a subsidiary) and a portion of its interest in TWE in April 1996 (through the issuance of Series M Preferred Stock) and the expected 1997 sale of TWE's interest in E! Entertainment Television, Inc., Time Warner and the Entertainment Group on a combined basis have exceeded their initial goals under this program.

CREDIT STATISTICS

     The combination of asset sales and debt refinancings is intended to strengthen the financial position of Time Warner and the Entertainment Group and, when taken together with EBITDA growth, is expected to continue the improvement of Time Warner's overall credit statistics. These credit statistics consist of commonly-used liquidity measures such as leverage and coverage ratios. The leverage ratio represents the ratio of total debt, less available cash and equivalents ('Net debt') to total business segment EBITDA, less corporate expenses ('Adjusted EBITDA'). The coverage ratio represents the ratio of Adjusted EBITDA to total interest expense and/or preferred dividends. Those ratios, on a pro forma basis for 1996 and 1995, and on a historical basis for 1994, are as set forth below for each of Time Warner and Time Warner and the Entertainment Group combined. Certain rating agencies and other credit analysts place more emphasis on the combined ratios while others place more emphasis on the Time Warner stand-alone ratios. It should be understood, however, that the assets of the Entertainment Group are not freely available to fund the cash needs of Time Warner.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

                                                                                          PRO FORMA(a)
                                                                                        ----------------    HISTORICAL
                                                                                         1996      1995        1994
                                                                                        ------    ------    ----------
Time Warner and Entertainment Group combined:
Net debt/Adjusted EBITDA.............................................................     4.1x      4.3x       5.3x
Adjusted EBITDA/Interest (b).........................................................     2.9x      2.5x       2.1x
Adjusted EBITDA/Interest and preferred dividends (b)(c)..............................     2.3x      2.0x       2.1x

Time Warner:
Net debt/Adjusted EBITDA.............................................................     5.9x      5.7x       8.3x
Adjusted EBITDA/Interest (b).........................................................     2.0x      1.9x       1.4x
Adjusted EBITDA/Interest and preferred dividends (b)(c)..............................     1.5x      1.4x       1.4x

------------

(a) Pro  forma  ratios  for  1996  and  1995  give  effect  to  the  Time Warner
    Transactions as if each of such transactions occurred at the beginning of 1995. Historical ratios for 1996 and 1995 are not meaningful and have not been presented because they reflect the operating results of acquired or disposed entities for only a portion of the year in comparison to year-end Net debt levels.

(b) Excludes interest of $26 million in 1996, $28 million in 1995 and $12 million in 1994 which was paid to TWE in connection with borrowings under Time Warner's $400 million credit agreement with TWE, and, in 1996 only, excludes interest of $13 million on borrowings under the Stock Option Proceeds Credit Facility.

(c) Includes preferred dividends related to Company-obligated mandatorily redeemable preferred securities of subsidiaries. Excludes preferred dividends of $17 million in 1996 related to Time Warner's Series G, H, I and J Preferred Stock, which Time Warner has funded with borrowings under the Stock Option Proceeds Credit Facility.

CASH FLOWS

     During 1996, Time Warner's cash provided by operations amounted to $253 million and reflected $1.954 billion of EBITDA from its Publishing, Music, Cable Networks-TBS, Filmed Entertainment-TBS and Cable businesses, $228 million of distributions from TWE and $147 million from the securitization of receivables, less $839 million of interest payments, $338 million of income taxes, $78 million of corporate expenses and $821 million related to an increase in other working capital requirements, balance sheet accounts and noncash items. Cash provided by operations of $1.051 billion in 1995 reflected $1.256 billion of EBITDA from the Publishing, Music and Cable businesses, $1.063 billion of net distributions from TWE and $35 million from the securitization of receivables, less $659 million of interest payments, $278 million of income taxes, $74 million of corporate expenses and $292 million related to an increase in other working capital requirements, balance sheet accounts and noncash items.

     Cash used by investing activities increased to $424 million in 1996, compared to $271 million in 1995, principally as a result of a decrease in investment proceeds realized in connection with management's debt reduction program and higher capital expenditures, offset in part by lower investment spending. Capital expenditures increased to $481 million in 1996, compared to $266 million in 1995, principally as a result of higher cable capital spending associated with Time Warner's cable acquisitions.

     Cash used by financing activities was $500 million in 1996, compared to cash provided by financing activities of $123 million in 1995. The use of cash in 1996 principally resulted from higher cash dividend requirements and the use of $557 million of noncurrent cash and equivalents raised in the December 1995 issuance of the Preferred Trust Securities to redeem the remaining portion of the 8.75% Convertible Debentures in February 1996, offset in part by borrowings incurred to finance the cash portion of the consideration paid to acquire CVI. Cash dividends paid increased to $287 million in 1996, compared to $171 million in 1995, principally as a result of dividends paid on the preferred stock issued in connection with the Cable Acquisitions and the ITOCHU/Toshiba Transaction. In addition, Time Warner raised approximately $1.55 billion of net proceeds in 1996 from the issuance of 1.6 million shares of Series M Preferred Stock and used the net proceeds therefrom to reduce debt. Time Warner also borrowed $488 million under its Stock Options Proceeds Credit

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

Facility and used the proceeds therefrom to repurchase approximately 11.4 million shares of its common stock at an aggregate cost of $456 million.

     The assets and cash flows of certain consolidated and unconsolidated subsidiaries of Time Warner are restricted by certain borrowing and partnership agreements. The assets and cash flows of TBS, TWE and TWI Cable are restricted by their respective bank credit agreements, although each entity is permitted to incur additional indebtedness to make loans, advances, distributions and other cash payments to Time Warner, subject to its individual compliance with the cash flow coverage and leverage ratio covenants contained therein. Further, under the TWE partnership agreement, the assets and cash flows of TWE are unavailable to Time Warner except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

     Management believes that Time Warner's operating cash flow, cash and marketable securities and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future without distributions and loans from its restricted subsidiaries, including TWE, above those permitted by existing agreements.

ENTERTAINMENT GROUP

1996 FINANCIAL CONDITION

     At December 31, 1996, the Entertainment Group had $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.7 billion of partners' capital, compared to $6.2 billion of debt, $1.4 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital (net of the $169 million uncollected portion of the note receivable from U S WEST) at December 31, 1995. Cash and equivalents were $216 million at December 31, 1996, compared to $209 million at December 31, 1995, reducing the debt-net-of-cash amounts for the Entertainment Group to $5.5 billion and $6 billion, respectively.

CREDIT STATISTICS

     Entertainment Group leverage and coverage ratios for 1996, 1995 and 1994 were as follows:

                                                                                  HISTORICAL    PRO FORMA    HISTORICAL
                                                                                     1996        1995(a)        1994
                                                                                  ----------    ---------    ----------
Net debt/Adjusted EBITDA.......................................................       2.4x         2.9x          3.5x
Adjusted EBITDA/Interest.......................................................       4.8x         3.8x          3.1x

------------

(a) Pro forma ratios for 1995 give effect to the Entertainment Group Transactions, as if each of such transactions had occurred at the beginning of 1995. Historical ratios for 1995 are not meaningful and have not been presented because they reflect the operating results of acquired or disposed entities for only a portion of the year in comparison to year-end Net debt levels.

CASH FLOWS

     In 1996, the Entertainment Group's cash provided by operations amounted to $1.912 billion and reflected $2.334 billion of EBITDA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses and $234 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $513 million of interest payments, $74 million of income taxes and $69 million of corporate expenses. Cash provided by operations of $1.495 billion in 1995 reflected $2.052 billion of business segment EBITDA and $159 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $577 million of interest payments, $75 million of income taxes and $64 million of corporate expenses.

     Cash used by investing activities was $1.253 billion in 1996, compared to $750 million in 1995, principally as a result of a $508 million decrease in investment proceeds realized in 1995 in connection with management's

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

debt reduction program and higher capital expenditures. Capital expenditures increased to $1.719 billion in 1996, compared to $1.653 billion in 1995, principally as a result of higher capital spending by the Cable division.

     Cash used by financing activities was $652 million in 1996, compared to $1.607 billion in 1995, principally as a result of a lower level of debt reduction realized in 1996 in connection with management's debt reduction program and an $835 million decrease in net distributions paid to Time Warner, offset in part by a $433 million decrease in collections on the note receivable from U S WEST.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable, including the cable operations of both Time Warner and TWE, amounted to $1.563 billion in 1996, compared to $1.349 billion in 1995, and was financed in part through collections on the note receivable from U S WEST of $169 million in 1996 and $602 million in 1995. Cable capital spending for 1997 is budgeted to be steady at approximately $1.6 billion and is expected to be funded principally by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and the TWE-Advance/Newhouse Partnership. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission and other services.

OFF-BALANCE SHEET ASSETS

     As discussed below, Time Warner believes that the value of certain off-balance sheet assets should be considered, along with other factors discussed elsewhere herein, in evaluating the Company's financial condition and prospects for future results of operations, including its ability to fund its capital and liquidity needs.

Intangible Assets

     As a creator and distributor of branded information and entertainment copyrights, Time Warner and the Entertainment Group have a significant amount of internally-generated intangible assets whose value is not fully reflected in their respective consolidated balance sheets. Such intangible assets extend across Time Warner's principal business interests, but are best exemplified by Time Warner's collection of copyrighted music product, its libraries of copyrighted film and television product and the creation or extension of brands. Generally accepted accounting principles do not recognize the value of such assets, except at the time they may be acquired in a business combination accounted for by the purchase method of accounting.

     Because Time Warner owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the compact disc and home videocassette in the 1980's and potentially the digital video disc in the future, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in the consolidated balance sheets of Time Warner and the Entertainment Group.

Filmed Entertainment Backlog

     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of Warner Bros. amounted to $1.502 billion and $1.056 billion at December 31, 1996 and 1995, respectively (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks of $463 million and $175 million, respectively). Warner Bros.' backlog increased principally as a result of the licensing of the hit television series Friends and ER for domestic syndication, as well as for exhibition on Time Warner's cable television networks beginning in 1998. Backlog of the recently-acquired film production companies of TBS amounted to approximately $290 million at December 31, 1996 (including amounts relating to the licensing of film product to Time Warner's cable television networks of approximately $90 million).

     Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

INTEREST RATE AND FOREIGN CURRENCY RISK MANAGEMENT

Interest Rate Swap Contracts

     Time Warner uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. At December 31, 1996, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 5.7%) and receive fixed-rates of interest (average rate of 5.5%) on $2.3 billion notional amount of indebtedness, which resulted in approximately 47% of Time Warner's underlying debt, and 43% of the debt of Time Warner and the Entertainment Group combined, being subject to variable interest rates. At December 31, 1995, Time Warner had interest rate swap contracts on $2.6 billion notional amount of indebtedness.

Foreign Exchange Contracts

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its and TWE's combined foreign currency exposures anticipated over the

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

ensuing twelve month period. At December 31, 1996, Time Warner had effectively hedged approximately half of the combined estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1996, Time Warner had contracts for the sale of $447 million and the purchase of $104 million of foreign currencies at fixed rates, compared to contracts for the sale of $504 million and the purchase of $140 million of foreign currencies at December 31, 1995.

     See Note 14 to the accompanying consolidated financial statements for a more comprehensive description of Time Warner's interest rate and foreign currency risk management activities.

                                TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  1996         1995
                                                                                                 -------      -------

ASSETS
CURRENT ASSETS
Cash and equivalents..........................................................................   $   452      $   628
Receivables, less allowances of $976 and $786 million.........................................     2,421        1,755
Inventories...................................................................................       941          443
Prepaid expenses..............................................................................     1,007          894
                                                                                                 -------      -------
Total current assets..........................................................................     4,821        3,720

Noncurrent cash and equivalents...............................................................        62          557
Noncurrent inventories........................................................................     1,698           --
Investments in and amounts due to and from Entertainment Group................................     5,814        5,734
Other investments.............................................................................     1,919        2,389
Property, plant and equipment, net............................................................     1,986        1,119
Music catalogues, contracts and copyrights....................................................     1,035        1,140
Cable television and sports franchises........................................................     4,203        1,696
Goodwill......................................................................................    12,421        5,213
Other assets..................................................................................     1,105          564
                                                                                                 -------      -------
Total assets..................................................................................   $35,064      $22,132
                                                                                                 -------      -------
                                                                                                 -------      -------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable..............................................................................   $   715      $   672
Participations, royalties and programming costs payable.......................................     1,196          755
Debt due within one year......................................................................        11           34
Other current liabilities.....................................................................     2,090        1,566
                                                                                                 -------      -------
Total current liabilities.....................................................................     4,012        3,027

Long-term debt................................................................................    12,713        9,907
Borrowings against future stock option proceeds...............................................       488           --
Deferred income taxes.........................................................................     4,082        3,420
Unearned portion of paid subscriptions........................................................       679          654
Other liabilities.............................................................................       967          508
Company-obligated mandatorily redeemable preferred securities of subsidiaries
  holding solely subordinated notes and debentures of subsidiaries of the Company (a).........       949          949
Series M exchangeable preferred stock, $.10 par value, 15.2 million shares authorized,
  1.72 million shares outstanding and $1.720 billion liquidation preference...................     1,672           --

SHAREHOLDERS' EQUITY
Preferred stock, $.10 and $1 par value, 250 million shares authorized, 35.6 million and 29.7
  million shares outstanding, $3.559 billion and $2.994 billion liquidation preference........         4           30
LMCN-V Class Common Stock, $.01 par value, 60 million shares authorized, 50.6 million shares
  outstanding.................................................................................         1           --
Common stock, $.01 and $1 par value, 2 billion shares authorized, 508.4 million and 387.7
  million shares outstanding..................................................................         5          388
Paid-in capital...............................................................................    12,250        5,422
Accumulated deficit...........................................................................    (2,758)      (2,173)
                                                                                                 -------      -------
Total shareholders' equity....................................................................     9,502        3,667
                                                                                                 -------      -------
Total liabilities and shareholders' equity....................................................   $35,064      $22,132
                                                                                                 -------      -------
                                                                                                 -------      -------

------------
(a) Includes $374 million of preferred securities that are redeemable for cash or, at Time Warner's option, approximately 18.1 million shares of Hasbro, Inc. common stock owned by Time Warner (Note 9).

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                         1996         1995        1994
                                                                                        -------      ------      ------

Revenues (a).........................................................................   $10,064      $8,067      $7,396
                                                                                        -------      ------      ------

Cost of revenues (a)(b)..............................................................     5,922       4,682       4,307
Selling, general and administrative (a)(b)...........................................     3,176       2,688       2,376
                                                                                        -------      ------      ------

Operating expenses...................................................................     9,098       7,370       6,683
                                                                                        -------      ------      ------

Business segment operating income....................................................       966         697         713
Equity in pretax income of Entertainment Group (a)...................................       290         256         176
Interest and other, net (a)..........................................................    (1,174)       (877)       (724)
Corporate expenses (a)...............................................................       (78)        (74)        (76)
                                                                                        -------      ------      ------

Income before income taxes...........................................................         4           2          89
Income taxes.........................................................................      (160)       (126)       (180)
                                                                                        -------      ------      ------
Loss before extraordinary item.......................................................      (156)       (124)        (91)
Extraordinary loss on retirement of debt, net of $22 million and $26 million
  income tax benefit in 1996 and 1995, respectively..................................       (35)        (42)         --
                                                                                        -------      ------      ------
Net loss.............................................................................      (191)       (166)        (91)
Preferred dividend requirements......................................................      (257)        (52)        (13)
                                                                                        -------      ------      ------

Net loss applicable to common shares.................................................   $  (448)     $ (218)     $ (104)
                                                                                        -------      ------      ------
                                                                                        -------      ------      ------
Loss per common share:
Loss before extraordinary item.......................................................   $  (.95)     $ (.46)     $ (.27)
                                                                                        -------      ------      ------
                                                                                        -------      ------      ------

Net loss.............................................................................   $ (1.04)     $ (.57)     $ (.27)
                                                                                        -------      ------      ------
                                                                                        -------      ------      ------

Average common shares................................................................     431.2       383.8       378.9
                                                                                        -------      ------      ------
                                                                                        -------      ------      ------

------------
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the years ended December 31, 1996, 1995 and 1994, respectively: revenues-$224 million, $211 million and $203 million; cost of revenues-$(177) million, $(108) million and $(109) million; selling, general and administrative-$34 million, $46 million and $47 million; equity in pretax income of Entertainment Group-$(29) million, $(95) million and $(120) million; interest and other, net-$(33) million, $(27) million and $13 million; and corporate expenses-$69 million, $64 million and $60 million (Note 17).

(b) Includes depreciation and amortization expense of:................................   $  988      $  559      $  437
                                                                                         ------      ------      ------
                                                                                         ------      ------      ------

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                          1996         1995        1994
                                                                                         -------      -------      -----

OPERATIONS
Net loss..............................................................................   $  (191)     $  (166)     $ (91)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt..............................................        35           42         --
Depreciation and amortization.........................................................       988          559        437
Noncash interest expense..............................................................        96          176        219
Excess (deficiency) of distributions over equity in pretax income of Entertainment
  Group...............................................................................       (62)         807        (56)
Equity in income of other investee companies, net of distributions....................       (53)         (16)       (17)
Changes in operating assets and liabilities:
    Receivables.......................................................................       (39)         (68)       (47)
    Inventories.......................................................................      (180)         (52)       (38)
    Accounts payable and other liabilities............................................      (408)         160        324
    Other balance sheet changes.......................................................        67         (391)      (258)
                                                                                         -------      -------      -----

Cash provided by operations...........................................................       253        1,051        473
                                                                                         -------      -------      -----

INVESTING ACTIVITIES
Investments and acquisitions..........................................................      (261)        (381)      (187)
Capital expenditures..................................................................      (481)        (266)      (164)
Investment proceeds...................................................................       318          376        118
                                                                                         -------      -------      -----

Cash used by investing activities.....................................................      (424)        (271)      (233)
                                                                                         -------      -------      -----

FINANCING ACTIVITIES
Borrowings............................................................................     3,431        2,023        582
Debt repayments.......................................................................    (5,271)      (2,693)      (626)
Borrowings against future stock option proceeds.......................................       488
Repurchases of Time Warner common stock...............................................      (456)          --         --
Issuance of Series M Preferred Stock..................................................     1,550           --         --
Issuance of Company-obligated mandatorily redeemable preferred securities of
  subsidiaries........................................................................        --          949         --
Dividends paid........................................................................      (287)        (171)      (142)
Stock option and dividend reinvestment plans..........................................       105          106         34
Other, principally financing costs....................................................       (60)         (91)        (6)
                                                                                         -------      -------      -----

Cash provided (used) by financing activities..........................................      (500)         123       (158)
                                                                                         -------      -------      -----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS...........................................      (671)         903         82

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD (a).......................................     1,185          282        200
                                                                                         -------      -------      -----

CASH AND EQUIVALENTS AT END OF PERIOD (a).............................................   $   514      $ 1,185      $ 282
                                                                                         -------      -------      -----
                                                                                         -------      -------      -----

------------
(a) Includes current and noncurrent cash and equivalents at December 31, 1996 and 1995.

See accompanying notes.

                                TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                            PREFERRED      COMMON      PAID-IN    ACCUMULATED
                                                              STOCK      STOCK (a)     CAPITAL      DEFICIT      TOTAL
                                                            ---------    ----------    -------    -----------    ------

BALANCE AT DECEMBER 31, 1993.............................     $   1         $378       $ 2,537      $(1,546)     $1,370

Net loss.................................................                                               (91)        (91)
Dividends on common stock-$.35 per share.................                                              (133)       (133)
Dividends on Series B preferred stock-$9.28 per share....                                    4          (13)         (9)
Shares issued pursuant to stock option, dividend
  reinvestment and benefit plans (1 million shares)......                      1            53                       54
Unrealized losses on certain marketable equity
  investments............................................                                               (75)        (75)
Other....................................................                                   (6)          38          32
                                                                ---        -----       -------    -----------    ------

BALANCE AT DECEMBER 31, 1994.............................         1          379         2,588       (1,820)      1,148

Net loss.................................................                                              (166)       (166)
Dividends on common stock-$.36 per share.................                                              (138)       (138)
Dividends on Series B preferred stock-$6.40 per share....                                    3           (8)         (5)
Dividends on Series C, D, G, H and I preferred
  stock-$3.75 per share per year effective from the
  respective dates of issuance...........................                                               (44)        (44)
Issuance of common and preferred stock in the KBLCOM and
  Summit acquisitions (14.3 million preferred shares and
  2.6 million common shares).............................        14            3         1,367                    1,384
Issuance of preferred stock in the ITOCHU/Toshiba
  Transaction (15 million shares)........................        15                      1,335                    1,350
Shares issued pursuant to stock option, dividend
  reinvestment and benefit plans (3.9 million shares)....                      4           122                      126
Unrealized losses on certain marketable equity
  investments............................................                                               (14)        (14)
Other (1.9 million shares issued)........................                      2             7           17          26
                                                                ---        -----       -------    -----------    ------

BALANCE AT DECEMBER 31, 1995.............................        30          388         5,422       (2,173)      3,667

Net loss.................................................                                              (191)       (191)
Dividends on common stock-$.36 per share.................                                              (155)       (155)
Dividends on Series B preferred stock-$3.36 per share....                                                (2)         (2)
Dividends on Series D, E, F, G, H, I and J preferred
  stock-$3.75 per share..................................                                              (133)       (133)
Dividends on Series M exchangeable preferred stock (120
  thousand shares paid in-kind)..........................                                              (122)       (122)
Issuance of common and preferred stock in the CVI
  acquisition (6.3 million preferred shares and 2.9
  million common shares).................................         6            3           671                      680
Reduction in par value of common stock and preferred
  stock in connection with the TBS Transaction...........       (32)        (382)          414                       --
Issuance of common stock in the TBS Transaction (173.4
  million shares)........................................                      2         6,025                    6,027
Repurchases of Time Warner common stock (11.4 million
  shares)................................................                    (11)         (445)                    (456)
Shares issued pursuant to stock option, dividend
  reinvestment and benefit plans (4.6 million shares)....                      4           159           (8)        155
Unrealized gains on certain marketable equity
  investments............................................                                                17          17
Other (1.8 million shares issued)........................                      2             4            9          15
                                                                ---        -----       -------    -----------    ------

BALANCE AT DECEMBER 31, 1996.............................     $   4         $  6       $12,250      $(2,758)     $9,502
                                                                ---        -----       -------    -----------    ------
                                                                ---        -----       -------    -----------    ------

------------
(a) Includes 50.6 million shares of LMCN-V Class Common Stock issued in 1996 in connection with the TBS Transaction (Note 2).

See accompanying notes.

                                TIME WARNER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     On October 10, 1996, Time Warner Inc. ('Time Warner' or the 'Company') acquired the remaining 80% interest in Turner Broadcasting System, Inc. ('TBS') that it did not already own, as more fully described herein (Note 2). As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name ('Old Time Warner', now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company ('New Time Warner'). References herein to 'Time Warner' or the 'Company' refer to Old Time Warner prior to October 10, 1996 and New Time Warner thereafter.

     Time Warner is the world's leading media and entertainment company, whose principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner classifies its business interests into four fundamental areas: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming and sports franchises; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and theme parks, a portion of its interests in cable television programming and a majority of its cable television systems are held through Time Warner Entertainment Company, L.P. ('TWE'). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital'), and 100% of the senior priority capital ('Senior Capital') and junior priority capital ('Series B Capital'). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ('U S WEST'). Time Warner does not consolidate TWE and certain related companies (the 'Entertainment Group') for financial reporting purposes because of certain limited partnership approval rights related to TWE's interest in certain cable television systems.

     Each of the business interests within Entertainment, Cable Networks, Publishing and Cable is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, the Atlantic and Elektra
Entertainment Groups and Warner Music International, (2) the unique and extensive film, television and animation libraries of Warner Bros. and TBS, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (3) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for the Company's collection of children's cartoons and television programming, (4) Six Flags, the largest regional theme park operator in the United States, in which TWE owns a 49% interest, (5) leading cable television networks, such as HBO, Cinemax, CNN, TNT and the TBS Superstation, (6) sports franchises consisting of the Atlanta Braves and Atlanta Hawks, (7) magazine franchises such as Time, People and Sports Illustrated and direct marketing brands such as Time Life Inc. and Book-of-the-Month Club and (8) Time Warner Cable, the second largest operator of cable television systems in the U.S.

     The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 15). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

recorded by Time Warner's business interests, including the unconsolidated business interests of the Entertainment Group, amounted to $1.117 billion in 1996, $822 million in 1995 and $782 million in 1994.

BASIS OF PRESENTATION

     The consolidated financial statements of Time Warner reflect the acquisitions of Summit Communications Group, Inc. ('Summit') effective as of May 2, 1995, KBLCOM Incorporated ('KBLCOM') effective as of July 6, 1995, Cablevision Industries Corporation and related companies ('CVI') effective as of January 4, 1996 (collectively, the 'Cable Acquisitions') and TBS effective as of October 10, 1996. Certain reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

BASIS OF CONSOLIDATION AND
ACCOUNTING FOR INVESTMENTS

     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of Time Warner and all companies in which Time Warner has a controlling voting interest ('subsidiaries'), as if Time Warner and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between Time Warner and the Entertainment Group are disclosed as related party transactions (Note 17).

     The Entertainment Group and investments in certain other companies in which Time Warner has significant influence but less than a controlling voting interest, are accounted for using the equity method. Under the equity method, only Time Warner's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet, only Time Warner's share of the investee's earnings is included in the consolidated operating results, and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated cash flows.

     Investments in companies in which Time Warner does not have the controlling interest or an ownership and voting interest so large as to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions, or at cost, if the sale of a publicly-traded investment is restricted or if the investment is not publicly traded. Unrealized gains and losses on investments accounted for at market value are reported net-of-tax in accumulated deficit until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market value and cost method investments are included in income when declared.

     The effect of any changes in Time Warner's ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in income.

FOREIGN CURRENCY

     The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included in accumulated deficit. Foreign currency transaction gains and losses, which have not been material, are included in operating results.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

     Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues from the sale of future and existing music and publishing-related products, as well as from the distribution of theatrical and television product, in order to evaluate the ultimate recoverability of accounts receivables, film inventory and artist and author advances recorded as assets in the consolidated balance sheet. Accounts receivables and sales in the music and publishing industries, as well as sales of home video product in the filmed entertainment industry, are subject to customers' rights to return unsold items. Management periodically reviews such estimates and it is reasonably possible that management's assessment of recoverability of accounts receivables, individual films and television product and individual artist and author advances may change based on actual results and other factors.

REVENUES AND COSTS

     The unearned portion of paid subscriptions is deferred until magazines are delivered to subscribers. Upon each delivery, a proportionate share of the gross subscription price is included in revenues.

     Inventories of magazines, books, cassettes and compact discs are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out; last-in, first-out; and average cost methods. In accordance with industry practice, certain products (such as magazines, books, home videocassettes, compact discs and cassettes) are sold to customers with the right to return unsold items. Revenues from such sales represent gross sales less a provision for future returns. Returned goods included in inventory are valued at estimated realizable value but not in excess of cost.

     Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is principally completed within eighteen months of initial release and thereafter with respect to distribution to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

     Television films and series are initially produced for the networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or domestic cable and syndicated television markets (the secondary markets). Revenues from the distribution of television product are recognized when the films or series are available to telecast, except for barter agreements where the recognition of revenue is deferred until the related advertisements are exhibited.

     License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter upon which revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. Such contractual rights for which revenue is not yet recognizable is referred to as 'backlog.' Excluding advertising barter contracts, backlog of the recently-acquired film production companies of TBS amounted to approximately $290 million at December 31, 1996 (including amounts relating to the licensing of film product to Time Warner's cable television networks of approximately $90 million).

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Inventories of theatrical and television product are stated at the lower of amortized cost or net realizable value. Cost includes direct production and acquisition costs, production overhead and capitalized interest. A portion of the cost to acquire TBS in 1996 was allocated to its theatrical and television product, including an allocation to purchased program rights (such as the film and animation libraries of Hanna-Barbera Inc. and Turner Entertainment Co., the latter of which includes the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures, Inc.) and product that had been exhibited at least once in all markets ('Library'). The Library is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Current film inventories include the unamortized cost of completed feature films allocated to the primary markets, television films and series in production pursuant to a contract of sale, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films in the primary markets. Noncurrent film inventories include the unamortized cost of completed theatrical and television films allocated to the secondary markets, theatrical films in production and the Library.

     A significant portion of cable system and cable programming revenues are derived from subscriber fees and advertising. Subscriber fees are recorded as revenue in the period the service is provided and advertising revenues are recognized in the period that the advertisements are exhibited. The cost of rights to exhibit feature films and other programming on the cable networks during one or more availability periods ('programming costs') generally is recorded when the programming is initially available for exhibition, and is allocated to the appropriate availability periods and amortized as the programming is exhibited.

ADVERTISING

     In accordance with Financial Accounting Standards Board ('FASB') Statement No. 53, 'Financial Reporting by Producers and Distributors of Motion Picture Films,' advertising costs for theatrical and television product are capitalized and amortized over the related revenue streams in each market for which such costs are intended to benefit, which generally does not exceed three months. Other advertising costs are expensed upon the first exhibition of the advertisement, except for certain direct-response advertising, for which the costs are capitalized and amortized over the expected period of future benefits. Direct-response advertising principally consists of product promotional mailings, broadcast advertising, catalogs and other promotional costs incurred in the Company's direct-marketing businesses. Deferred advertising costs are generally amortized over periods of up to three years subsequent to the promotional event using straight-line or accelerated methods, with a significant portion of such costs amortized in twelve months or less. Deferred advertising costs for Time Warner amounted to $217 million and $195 million at December 31, 1996 and 1995, respectively. Advertising expense, excluding theatrical and television product, amounted to $1.050 billion in 1996, $1.045 billion in 1995 and $931 million in 1994.

CASH AND EQUIVALENTS

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash, and have original maturities of three months or less. Noncurrent cash and equivalents at December 31, 1996 consist of amounts held in escrow for purposes of funding certain preferred dividend requirements (Note 7). Noncurrent cash and equivalents at December 31, 1995 consist of net proceeds received from the issuance of Preferred Trust Securities in December 1995, which were segregated for the redemption of the 8.75% Convertible Debentures in February 1996 (Notes 6 and 9).

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions to cable property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided generally on the straight-line method over useful lives ranging up to thirty years for buildings and improvements and up to fifteen years for furniture, fixtures, cable television equipment and other equipment. Property, plant and equipment consists of:

                                                                                                    DECEMBER 31,
                                                                                                  ----------------
                                                                                                   1996      1995
                                                                                                  ------    ------
                                                                                                     (MILLIONS)

Land and buildings.............................................................................   $  914    $  431
Cable television equipment.....................................................................      777       361
Furniture, fixtures and other equipment........................................................    1,337     1,196
                                                                                                  ------    ------
                                                                                                   3,028     1,988
Less accumulated depreciation..................................................................   (1,042)     (869)
                                                                                                  ------    ------
Total..........................................................................................   $1,986    $1,119
                                                                                                  ------    ------
                                                                                                  ------    ------

     Effective January 1, 1996, Time Warner adopted FASB Statement No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' ('FAS 121'), which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on Time Warner's financial statements.

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, Time Warner has a significant and growing amount of intangible assets, including goodwill, cable television and sports franchises, music catalogues, contracts and copyrights, and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, Time Warner does not recognize the fair value of internally-generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films, television series and compact discs, are generally either expensed as incurred, or capitalized as tangible assets as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as magazine titles and new cable networks, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of Time Warner's internally-generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition.

     Time Warner amortizes goodwill and sports franchises over periods up to forty years using the straight-line method. Cable television franchises, music catalogues, contracts and copyrights, and other intangible assets are amortized over periods up to twenty years using the straight-line method. In 1996, 1995 and 1994, amortization of goodwill amounted to $250 million, $175 million and $158 million, respectively; amortization of music copyrights, artists' contracts and record catalogues amounted to $132 million, $118 million and $115 million, respectively; amortization of cable television and sports franchises amounted to $212 million in 1996 and $42 million in 1995 and amortization of other intangible assets amounted to $87 million, $43 million and $31

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

million, respectively. Accumulated amortization of intangible assets at December 31, 1996 and 1995 amounted to $2.452 billion and $1.845 billion, respectively.

     Time Warner separately reviews the carrying value of acquired intangible assets for each acquired entity on a quarterly basis to determine whether an impairment may exist. Time Warner considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. Upon a determination that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and will be reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in estimated discounted future cash flows of the acquired business to recover the carrying value related to the intangible assets.

INCOME TAXES

     Income taxes are provided using the liability method prescribed by FASB Statement No. 109, 'Accounting for Income Taxes.' Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

     Realization   of  the  net   operating  loss  and   investment  tax  credit
carryforwards, which were acquired in acquisitions, are accounted for as a reduction of goodwill.

     The principal operations of the Entertainment Group are conducted by partnerships. Income tax expense includes all income taxes related to Time Warner's allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of the partnerships.

STOCK OPTIONS

     In accordance with Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB 25'), compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals or exceeds the fair market value of Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by Time Warner.

LOSS PER COMMON SHARE

     Loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average of common shares outstanding during the period. The conversion of securities convertible into common stock and the exercise of stock options were not assumed in the calculations of loss per common share because the effect would have been antidilutive.

2. MERGERS AND ACQUISITIONS

TBS TRANSACTION

     On October 10, 1996, New Time Warner acquired the remaining 80% interest in TBS that was not already owned by Old Time Warner (the 'TBS Transaction'). As part of the transaction, each of Old Time Warner and TBS became separate, wholly owned subsidiaries of New Time Warner which combines, for financial reporting purposes, the consolidated net assets and operating results of Old Time Warner and TBS. Each issued and

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

outstanding share of each class of capital stock of Old Time Warner was converted into one share of a substantially identical class of capital stock of New Time Warner.

     In connection with the TBS Transaction, New Time Warner issued (i) approximately 173.4 million shares of common stock (including 50.6 million shares of a special class of non-redeemable common stock having 1/100th of a vote per share on certain limited matters ('LMCN-V Class Common Stock') to affiliates of Liberty Media Corporation ('LMC'), a subsidiary of Tele-Communications, Inc.), in exchange for shares of TBS capital stock and (ii) approximately 14 million stock options to replace all outstanding TBS stock options. In addition, New Time Warner agreed to issue to LMC and its affiliates at a later date an additional five million shares of LMCN-V Class Common Stock and $67 million of consideration payable, at the election of New Time Warner, in cash or additional shares of LMCN-V Class Common Stock. This additional consideration will be issued pursuant to a separate option and non-competition agreement that will provide, if New Time Warner exercises its option, for a subsidiary of LMC to provide certain satellite uplink and distribution services for WTBS, a broadcast television station owned by TBS, if it is converted to a copyright-paid, cable television programming service. New Time Warner has also fully and unconditionally guaranteed all of TBS's and Old Time Warner's outstanding publicly traded indebtedness, which amounted to $1.030 billion and $7.754 billion, respectively, at December 31, 1996.

     The TBS Transaction was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire TBS of approximately $6.2 billion was preliminarily allocated to the net assets acquired in proportion to estimates of their respective fair values, as follows: goodwill-$6.746 billion; other current and noncurrent assets-$3.806 billion; long-term debt-$2.765 billion; deferred income taxes-$189 million; and other current and noncurrent liabilities-$1.416 billion.

CABLE TRANSACTIONS

     On January 4, 1996, Time Warner acquired CVI which owned cable television systems serving approximately 1.3 million subscribers, in exchange for the issuance of approximately 2.9 million shares of common stock and approximately
6.3 million shares of new convertible preferred stock ('Series E Preferred Stock' and 'Series F Preferred Stock'), as adjusted, and the assumption or incurrence of approximately $2 billion of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire CVI of $904 million was allocated to the net assets acquired in proportion to their respective fair values, as follows: cable television franchises-$2.390 billion; goodwill-$688 million; other current and noncurrent assets-$481 million; long-term debt-$1.766 billion; deferred income taxes-$731 million; and other current and noncurrent liabilities-$158 million.

     On July 6, 1995, Time Warner acquired KBLCOM, which owned cable television systems serving approximately 700,000 subscribers, and a 50% interest in Paragon Communications ('Paragon'), which owned cable television systems serving an additional 972,000 subscribers. The other 50% interest in Paragon was already owned by TWE. To acquire KBLCOM, Time Warner issued 1 million shares of common stock and 11 million shares of a new convertible preferred stock ('Series D Preferred Stock') and assumed or incurred approximately $1.2 billion of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire KBLCOM of approximately $1.033 billion was allocated to the net assets acquired in proportion to their respective fair values, as follows: investments-$950 million; cable television franchises-$1.366 billion; goodwill-$586 million; other current and noncurrent assets-$289 million; long-term debt-$1.213 billion; deferred income taxes-$895 million; and other current liabilities-$50 million.

     On May 2, 1995, Time Warner acquired Summit, which owned cable television systems serving approximately 162,000 subscribers, in exchange for the issuance of approximately 1.6 million shares of common stock and approximately 3.3 million shares of a new convertible preferred stock ('Series C Preferred Stock')

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and the assumption of $140 million of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire Summit of approximately $351 million was allocated to the assets acquired in proportion to their respective fair values, as follows: cable television franchises-$372 million; goodwill-$146 million; other current and noncurrent assets-$144 million; long-term debt-$140 million; deferred income taxes-$166 million; and other current liabilities-$5 million. In August 1996, all shares of Series C Preferred Stock were exchanged for shares of a new series of convertible preferred stock with substantially identical terms ('Series J Preferred Stock').

     On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ('Advance/Newhouse') to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments that included Advance/Newhouse's 10% interest in Primestar Partners, L.P. ('Primestar'). TWE owns a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner. TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning on April 1, 1998, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost. No gain was recognized by TWE upon the capitalization of the partnership.

PRO FORMA FINANCIAL INFORMATION

     The accompanying consolidated statement of operations includes the operating results of each acquired business from the respective closing date of each transaction. On a pro forma basis, giving effect to (i) the TBS
Transaction, (ii) the cable transactions as described above, (iii) the ITOCHU/Toshiba Transaction (Note 3), (iv) the Preferred Stock Refinancing (Note
10), (v) Time Warner's and TWE's debt refinancings (Note 6) and (vi) certain asset sales, including the sale of 51% of TWE's interest in Six Flags
Entertainment Corporation ('Six Flags') (Note 3), as if each of such transactions had occurred at the beginning of 1995, Time Warner would have reported for the years ended December 31, 1996 and 1995, respectively, revenues of $12.799 billion and $12.154 billion, depreciation and amortization of $1.245 billion and $1.205 billion, operating income of $939 million and $942 million, equity in the pretax income of the Entertainment Group of $290 million and $286 million, a loss before extraordinary item of $284 million and $233 million ($1.05 and $.97 per common share) and a net loss of $319 million and $275 million ($1.11 and $1.04 per common share).

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. ENTERTAINMENT GROUP

     Time Warner's investment in and amounts due to and from the Entertainment Group at December 31, 1996 and 1995 consists of the following:

                                                                                                    DECEMBER 31,
                                                                                                  ----------------
                                                                                                   1996      1995
                                                                                                  ------    ------
                                                                                                     (MILLIONS)

Investment in TWE..............................................................................   $6,254    $6,179
Stock option related distributions due from TWE................................................       93       122
Credit agreement debt due to TWE...............................................................     (400)     (400)
Other net liabilities due to TWE, principally related to home video distribution...............     (256)     (278)
                                                                                                  ------    ------
Investment in and amounts due to and from TWE..................................................    5,691     5,623
Investment in other Entertainment Group companies..............................................      123       111
                                                                                                  ------    ------
Total..........................................................................................   $5,814    $5,734
                                                                                                  ------    ------
                                                                                                  ------    ------

     TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by subsidiaries of Time Warner. Certain Time Warner subsidiaries are the general partners of TWE ('Time Warner General Partners'). Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation in 1995 for an aggregate cost of $1.36 billion, consisting of 15 million shares of convertible preferred stock ('Series G Preferred Stock', 'Series H Preferred Stock' and 'Series I Preferred Stock') and $10 million in cash (the 'ITOCHU/Toshiba Transaction'). Accordingly, Time Warner, through its wholly owned subsidiaries, collectively owns general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100% of the Senior Capital and Series B
Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are owned by U S WEST, which acquired such interests in 1993 for $1.532 billion of cash and a $1.021 billion 4.4% note (the 'U S WEST Note Receivable') that was fully collected during 1996. The
ITOCHU/Toshiba Transaction was accounted for by the purchase method of accounting for business combinations.

     Each partner's interest in TWE consists of the initial priority capital and residual equity amounts that were assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to TWE, as adjusted for the fair value of certain assets distributed by TWE to the Time Warner General Partners in 1993 which were not subsequently reacquired by TWE in 1995 ('Contributed Capital'), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together with any previously allocated net partnership income, provides for the various priority capital rates of return specified in the table below. The sum of Contributed Capital and the undistributed priority capital return is referred to herein as 'Cumulative Priority Capital.' Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE which is subject to fluctuation.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the priority of Contributed Capital, Time Warner's ownership of Contributed Capital and Cumulative Priority Capital at December 31, 1996 and priority capital rates of return thereon is as set forth below:

                                                                                         PRIORITY
                                                                         CUMULATIVE      CAPITAL
                                                         CONTRIBUTED      PRIORITY       RATES OF       % OWNED BY
PRIORITY OF CONTRIBUTED CAPITAL                          CAPITAL(a)       CAPITAL       RETURN(b)       TIME WARNER
                                                         -----------     ----------    ------------     -----------
                                                                 (BILLIONS)            (% PER ANNUM
                                                                                        COMPOUNDED
                                                                                        QUARTERLY)

Senior Capital........................................      $ 1.4           $1.5(c)         8.00%          100.00%
Series A Capital......................................        5.6            9.9           13.00%(d)        74.49%
Series B Capital......................................        2.9(g)         5.2           13.25%(e)       100.00%
Residual Capital......................................        3.3(g)         3.3(f)           --(f)         74.49%

------------

(a) Excludes partnership income or loss allocated thereto.

(b) Income allocations related to priority capital rates of return are based on partnership income after any special tax allocations.

(c) Net of $366 million of partnership income distributed in 1995 representing the priority capital return thereon through June 30, 1995.

(d) 11.00% to the extent concurrently distributed.

(e) 11.25% to the extent concurrently distributed.

(f) Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.

(g) The Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

     Because Contributed Capital is based on the fair value of the net assets that each partner contributed to the partnership, the aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in the consolidated financial statements, which is based on the historical cost of the contributed net assets. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

     Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ('special tax allocations'), then to the Senior Capital, Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Contributed Capital of, the Residual Capital, Series B
Capital  and Series  A Capital, in  that order,  then to reduce  the Time Warner
General Partners' Senior Capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

     The TWE partnership agreement provides, under certain circumstances, for the distribution of partnership income allocated to the Senior Capital owned by the Time Warner General Partners. Pursuant to such provision, $366 million of partnership income was distributed to the Time Warner General Partners in 1995. Beginning on July 1, 1997, the Senior Capital and, to the extent not previously distributed, partnership income allocated thereto is required to be distributed in three annual installments, with the initial distribution expected to be approximately $535 million. The Series B Capital owned by the Time Warner General Partners may be increased if certain operating performance targets are achieved over a five-year period ending on December 31,

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1996 and a ten-year period ending on December 31, 2001. Although satisfaction of the ten-year operating performance target is indeterminable at this time, the five-year target was not attained.

     TWE reported net income of $210 million, $73 million and $161 million in 1996, 1995 and 1994, respectively, no portion of which was allocated to the limited partners. Time Warner did not recognize a gain when TWE was capitalized. TWE recorded the assets contributed by the Time Warner General Partners at Time Warner's historical cost. The excess of the Time Warner General Partners' interests in the net assets of TWE over the net book value of their investment in TWE is being amortized to income over a twenty-year period.

     U S WEST has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests, depending on cable operating performance. The option is exercisable between January 1, 1999 and on or about May 31, 2005 at a maximum exercise price of $1.25 billion to $1.8 billion, depending on the year of exercise. Either U S WEST or TWE may elect that the exercise price be paid with partnership interests rather than cash.

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.4 billion of TWE's debt and accrued interest at December 31, 1996, based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. In addition to their interests in TWE and the other Entertainment Group companies, the assets of the Time Warner General Partners include a 10.6% interest in TBS, a 10.2% interest in Old Time Warner, 18.1 million common shares of Hasbro, Inc. and substantially all the assets of Time Warner's music business. There are no restrictions on the ability of the Time Warner General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

     Set forth below is summarized financial information of the Entertainment Group, which reflects the formation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995 (Note 2), the deconsolidation of Six Flags effective as of June 23, 1995 and the consolidation of Paragon effective as of July 6, 1995.

TIME WARNER ENTERTAINMENT GROUP

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                       ---------------------------
                                                                                        1996       1995      1994
                                                                                       -------    ------    ------
                                                                                               (MILLIONS)
OPERATING STATEMENT INFORMATION
Revenues............................................................................   $10,861    $9,629    $8,509
Depreciation and amortization.......................................................     1,244     1,060       959
Business segment operating income...................................................     1,090       992       852
Interest and other, net.............................................................       524       539       616
Minority interest...................................................................       207       133        --
Income before income taxes..........................................................       290       256       176
Income before extraordinary item....................................................       220       170       136
Net income..........................................................................       220       146       136

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     -----------------------------
                                                                                      1996       1995       1994
                                                                                     -------    -------    -------
                                                                                              (MILLIONS)

CASH FLOW INFORMATION
Cash provided by operations.......................................................   $ 1,912    $ 1,495    $ 1,341
Capital expenditures..............................................................    (1,719)    (1,653)    (1,235)
Investments and acquisitions......................................................      (146)      (217)      (186)
Investment proceeds...............................................................       612      1,120         51
Loan to Time Warner...............................................................        --         --       (400)
Borrowings........................................................................       215      2,484      1,001
Debt repayments...................................................................      (716)    (3,596)      (953)
Collections on note receivable from U S WEST......................................       169        602        234
Capital distributions.............................................................      (228)    (1,063)      (120)
Other financing activities, net...................................................       (92)       (34)        --
Increase (decrease) in cash and equivalents.......................................         7       (862)      (267)

                                                                                                 DECEMBER 31,
                                                                                              -------------------
                                                                                               1996        1995
                                                                                              -------     -------
                                                                                                  (MILLIONS)

BALANCE SHEET INFORMATION
Cash and equivalents.......................................................................   $   216     $   209
Total current assets.......................................................................     3,147       2,909
Total assets...............................................................................    20,027      18,960
Total current liabilities..................................................................     4,092       3,230
Long-term debt.............................................................................     5,676       6,137
Minority interests.........................................................................     1,020         726
Time Warner General Partners' Senior Capital, consisting of $1.364 billion Contributed
  Capital plus an undistributed priority return............................................     1,543       1,426
Partners' capital..........................................................................     6,681       6,576

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At December 31, 1996 and 1995, the Time Warner General Partners had recorded $93 million and $122 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $37.50 and $37.875, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE. The payment of such distributions was previously subject to restrictions until July 1995 and is now made to the Time Warner General Partners on a current basis. During 1996, the Time Warner General Partners received distributions from TWE in the amount of $228 million, consisting of $215 million of tax-related distributions and $13 million of stock option related distributions. During 1995, the Time Warner General Partners received net distributions from TWE in the amount of $1.063 billion, consisting of $366 million of TWE partnership income allocated to the Time Warner General Partners' Senior Capital interest, $680 million of tax-related distributions and $17 million of stock option related distributions. During 1994, the Time Warner General Partners received net distributions from TWE in the amount of $120 million, consisting of $115 million of tax-related distributions and $5 million of stock option related distributions. In addition to the tax, stock option and Time Warner General Partners' Senior Capital distributions, TWE may make other distributions, generally depending on excess cash and credit agreement limitations. The Time Warner General

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Partners' full share of such distributions may be deferred if the limited partners do not receive certain threshold amounts by certain dates.

     On June 23, 1995, TWE sold 51% of its interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags has been deconsolidated and TWE's remaining 49% interest in Six Flags is now accounted for under the equity method of accounting. TWE reduced debt by approximately $850 million in connection with the transaction, and a portion of the income on the transaction has been deferred by TWE principally as a result of its guarantee of certain third-party, zero-coupon indebtedness of Six Flags due in 1999.

4. OTHER INVESTMENTS

   Time Warner's other investments consist of:

                                                                                                    DECEMBER 31,
                                                                                                  ----------------
                                                                                                   1996      1995
                                                                                                  ------    ------
                                                                                                     (MILLIONS)

Equity method investments(1)...................................................................   $1,392    $1,898
Market value method investments................................................................      401       375
Cost method investments........................................................................      126       116
                                                                                                  ------    ------
Total..........................................................................................   $1,919    $2,389
                                                                                                  ------    ------
                                                                                                  ------    ------

------------

(1) Equity method investments at December 31, 1995 included Time Warner's investment in TBS which was carried at $541 million. On October 10, 1996, Time Warner consolidated its investment in TBS as a result of its acquisition of the remaining interest in TBS that it did not already own (Note 2).

     Market value method investments include 18.1 million shares of common stock of Hasbro, Inc. ('Hasbro'). Notwithstanding the market value per share, such shares can be used, at Time Warner's option, to fully satisfy either its obligations with respect to the zero coupon exchangeable notes due 2012 (Note 6) or the Company-obligated mandatorily redeemable preferred securities of a subsidiary due 1997 (Note 9). Because the issuance of the mandatorily redeemable preferred securities provides Time Warner with protection against the risk of depreciation of the market price of Hasbro common stock and the zero coupon exchangeable notes limit Time Warner's ability to share in the appreciation of the market price of Hasbro common stock, the combination thereof has effectively monetized Time Warner's investment in Hasbro.

     In addition to TWE and its equity investees, companies accounted for using the equity method include: Cinamerica Theatres, L.P. (50% owned) and The Columbia House Company partnerships (50% owned), other

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

music joint ventures (generally 50% owned) and in 1995 and 1994 only, TBS (20% owned). A summary of combined financial information as reported by the equity investees of Time Warner is set forth below:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1996       1995       1994
                                                                                     ------     ------     ------
                                                                                              (MILLIONS)

Revenues..........................................................................   $1,773     $5,123     $4,444
Depreciation and amortization.....................................................       29        219        182
Operating income..................................................................      173        547        584
Income before extraordinary items and cumulative effect
  of a change in accounting principle.............................................       61        188        281
Net income........................................................................       61        188        256
Current assets....................................................................    1,002      2,272      2,113
Total assets......................................................................    1,616      5,851      5,194
Current liabilities...............................................................      517      1,318      1,136
Long-term debt....................................................................    1,360      3,826      3,730
Total liabilities.................................................................    1,999      5,886      5,423
Total shareholders' deficit or partners' capital..................................     (383)       (35)      (229)

5. INVENTORIES

   Inventories consist of:

                                                                          DECEMBER 31, 1996        DECEMBER 31, 1995
                                                                        ---------------------    ---------------------
                                                                        CURRENT    NONCURRENT    CURRENT    NONCURRENT
                                                                        -------    ----------    -------    ----------
                                                                                          (MILLIONS)

Film costs:
     Released, less amortization.....................................    $ 209       $  142       $  --       $   --
     Completed and not released......................................       54           --          --           --
     In process and other............................................       24          251          --           --
     Library, less amortization......................................       --        1,116          --           --
Programming costs, less amortization.................................      213          189          --           --
Magazines, books and recorded music..................................      441           --         443           --
                                                                        -------    ----------    -------    ----------
Total................................................................    $ 941       $1,698       $ 443       $   --
                                                                        -------    ----------    -------    ----------
                                                                        -------    ----------    -------    ----------

     The increase in film and programming costs resulted from the acquisition of TBS effective as of October 10, 1996. Excluding the Library, the total cost incurred in the production of theatrical and television films since such date amounted to $339 million in 1996, and the total cost amortized amounted to $239 million. Excluding the Library, the unamortized cost of completed films at December 31, 1996 amounted to $405 million, more than 90% of which is expected to be amortized within three years after release.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. LONG-TERM DEBT

   Long-term debt consists of:

                                                                                                  DECEMBER 31,
                                                                                               ------------------
                                                                                                1996       1995
                                                                                               -------    -------
                                                                                                   (MILLIONS)
Old Time Warner(1):
7.45% Notes due February 1, 1998............................................................   $   500    $   500
7.95% Notes due February 1, 2000............................................................       500        500
Floating rate notes due August 15, 2000 (6.5% and 6.8%).....................................       454        454
7.975% Notes due August 15, 2004............................................................       272        272
7.75% Notes due June 15, 2005...............................................................       497        497
8.11% Debentures due August 15, 2006........................................................       545        545
8.18% Debentures due August 15, 2007........................................................       545        545
7.48% Debentures due January 15, 2008.......................................................       166         --
Zero coupon exchangeable notes due December 17, 2012 (6.25% yield)..........................       618        581
Zero coupon convertible notes due June 22, 2013 (5% yield)..................................     1,070      1,019
9.125% Debentures due January 15, 2013......................................................     1,000      1,000
8.75% Convertible subordinated debentures due January 10, 2015..............................        --      1,226
8.05% Debentures due January 15, 2016.......................................................       150         --
8.75% Debentures due April 1, 2017..........................................................        --        248
9.15% Debentures due January 15, 2023.......................................................     1,000      1,000
6.85% Debentures due January 15, 2026.......................................................       400         --
8.30% Discount Debentures due January 15, 2036..............................................        37         --
Debt due to TWE (6.7% and 6.8%).............................................................       400        400

TBS(1):
TBS Credit Agreements (7.0%)................................................................       677         --
7.4% Senior Notes due February 1, 2004......................................................       250         --
Zero coupon subordinated convertible notes due February 13, 2007 (7.25% yield)..............       283         --
8.375% Senior Notes due July 1, 2013........................................................       297         --
8.4% Senior Debentures due February 1, 2024.................................................       200         --

TWI Cable:
1995 Credit Agreement (6.5% and 6.8%).......................................................     2,530      1,265
10.75% Senior Notes due January 30, 2002....................................................       300         --
10.5% Debentures due April 15, 2005.........................................................       140        140
9.25% Senior Debentures due April 1, 2008...................................................       200         --

Other.......................................................................................        82        115
                                                                                               -------    -------
Subtotal....................................................................................    13,113     10,307
Reclassification of debt due to TWE to amounts due to the Entertainment Group...............      (400)      (400)
                                                                                               -------    -------
Total.......................................................................................   $12,713    $ 9,907
                                                                                               -------    -------
                                                                                               -------    -------

------------

(1) New Time Warner has guaranteed all such indebtedness of Old Time Warner and TBS, except for debt due to TWE and borrowings under the TBS Credit
    Agreements.  New  Time Warner  has not  guaranteed  any indebtedness  of TWI
    Cable.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

DEBT REFINANCINGS

     During the past two years and in early 1997, in response to favorable market conditions and in connection with certain acquisitions, Time Warner entered into a series of financing transactions which has resulted in the refinancing of approximately $6.4 billion of debt and the reduction of an additional $2.5 billion of debt, as more fully described below. The debt refinancings have had the positive effect of lowering interest rates, staggering debt maturities and, with respect to the redemption of its 8.75% Convertible Subordinated Debentures due 2015 (the '8.75% Convertible Debentures') and TBS's zero coupon subordinated notes due February 13, 2007 (the 'TBS Convertible Notes'), eliminating the potential dilution from the conversion of such securities into 52.2 million shares of common stock. In turn, the reduction in debt, using proceeds raised from the issuance of certain preferred equity securities, has partially offset the assumption or incurrence of $6.1 billion of debt in connection with the Cable Acquisitions and the TBS Transaction.

     During the first quarter of 1997, Time Warner entered into a number of financing transactions, which resulted in the refinancing of approximately $600 million of debt. Time Warner redeemed $300 million principal amount of 10.75% Senior Notes due January 30, 2002 of TWI Cable Inc. ('TWI Cable'), its wholly owned subsidiary, and approximately $283 million accreted amount of TBS Convertible Notes at an aggregate redemption price of approximately $600 million, including redemption premiums and accrued interest thereon (collectively, the '1997 Debt Redemptions'). Time Warner also issued $600 million principal amount of Floating Rate Reset Notes due December 30, 2031 (the 'Floating Rate Reset Notes'). The Floating Rate Reset Notes bear interest at a floating rate equal to LIBOR less 25 basis points until December 30, 2001, at which time the interest rate will be reset at a fixed rate equal to 6.59% plus a margin based upon Time Warner's credit risk at such time. The Floating Rate Reset Notes are redeemable at the election of the holders, in whole but not in part, on December 30, 2001.

     In October 1996, Time Warner assumed approximately $2.8 billion of indebtedness in connection with the TBS Transaction, of which approximately $1.1 billion was subsequently repaid during 1996 principally using proceeds from additional borrowings under the 1995 Credit Agreement (as defined below).

     In April 1996, Time Warner raised approximately $1.55 billion of net proceeds in a private placement of 10 1/4% exchangeable preferred stock (Note
10). The proceeds were used by Time Warner to redeem $250 million principal amount of 8.75% Debentures due April 1, 2017 (the '8.75% Non-Convertible Debentures' and when taken together with the 8.75% Convertible Debentures, the '8.75% Debentures') for approximately $265 million in May 1996 (including redemption premiums and accrued interest thereon), and to reduce bank debt of TWI Cable by approximately $1.3 billion.

     In February 1996, Time Warner redeemed its remaining $1.2 billion principal amount of 8.75% Convertible Debentures for $1.28 billion, including redemption premiums and accrued interest thereon. The redemption was financed with (1) proceeds raised from a $575 million issuance in December 1995 of Company-obligated mandatorily redeemable preferred securities of a subsidiary and (2) $750 million of proceeds raised from the issuance in January 1996 of (i) $400 million principal amount of 6.85% debentures due 2026, which are redeemable at the option of the holders thereof in 2003, (ii) $200 million principal amount of 8.3% discount debentures due 2036, which do not pay cash interest until 2016,
(iii) $166 million principal amount of 7.48% debentures due 2008 and (iv) $150 million principal amount of 8.05% debentures due 2016. Time Warner had previously redeemed approximately $1 billion principal amount of 8.75% Convertible Debentures for $1.06 billion (including redemption premiums and accrued interest) in September 1995 using proceeds raised from (a) a $500 million issuance in June 1995 of 7.75% ten-year notes, (b) a $374 million issuance in August 1995 of Company-obligated mandatorily redeemable preferred securities of a subsidiary and (c) available cash and equivalents. See Note 9 for a description of the mandatorily redeemable preferred securities issued in connection with such redemptions.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In January 1996, in connection with its acquisition of CVI, subsidiaries of Time Warner assumed $500 million of public notes and debentures of CVI and borrowed $1.5 billion under the 1995 Credit Agreement (as defined below) to refinance a like-amount of other indebtedness assumed or incurred in such acquisition.

     In August 1995, Time Warner redeemed all of its $1.8 billion principal amount of outstanding Redeemable Reset Notes due August 15, 2002 (the 'Reset Notes') in exchange for new securities, consisting of approximately $454 million aggregate principal amount of Floating Rate Notes due August 15, 2000, approximately $272 million aggregate principal amount of 7.975% Notes due August 15, 2004, approximately $545 million aggregate principal amount of 8.11% Debentures due August 15, 2006, and approximately $545 million aggregate principal amount of 8.18% Debentures due August 15, 2007.

     In July 1995, TWI Cable borrowed approximately $1.2 billion under the 1995 Credit Agreement to refinance certain indebtedness assumed or incurred in the acquisition of KBLCOM.

     In June 1995, TWI Cable, TWE and the TWE-Advance/Newhouse Partnership executed a five-year revolving credit facility (the '1995 Credit Agreement'). The 1995 Credit Agreement enabled such entities to refinance certain indebtedness assumed in the cable acquisitions, to refinance TWE's indebtedness under a pre-existing bank credit agreement and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

     An extraordinary loss of $17 million was recognized by Time Warner in the first quarter of 1997 in connection with the 1997 Debt Redemptions. An extraordinary loss of $35 million was recognized in 1996 in connection with Time Warner's redemption of the 8.75% Debentures. An extraordinary loss of $42 million was recognized in 1995 in connection with Time Warner's partial redemption of the 8.75% Convertible Debentures and the write-off by TWE of deferred financing costs related to its former bank credit agreement that was terminated.

ZERO COUPON NOTES

     Time Warner's zero coupon notes do not pay interest until maturity. The zero coupon exchangeable notes due December 17, 2012 are exchangeable at any time by the holders into an aggregate of 18.1 million shares of common stock of Hasbro at the rate of 10.9515 shares for each $1,000 principal amount of notes, subject to Time Warner's right to pay in whole or in part with cash instead of Hasbro common stock. The terms of these notes have been adjusted for a 3-for-2 stock split of Hasbro common stock that occurred in March 1997 (the 'Hasbro Stock Split'). Time Warner can elect to redeem the notes any time after December 17, 1997, and holders can elect to have the notes redeemed prior thereto in the event of a change of control, at the issue price plus accrued interest. Holders also can elect to have the notes redeemed at the issue price plus accrued interest on December 17, 1997, 2002 and 2007, subject to Time Warner's right to pay in whole or in part with Hasbro common stock instead of cash. The equivalent conversion price of Hasbro common stock at the first date of redemption is $36.27 per share, and will be adjusted thereafter in proportion to changes in the accrued original issue discount of each note. The 18.1 million shares of Hasbro common stock owned by Time Warner can be used by the Company, at its election, to satisfy its obligations under such notes or its obligations under certain mandatorily redeemable preferred securities of a subsidiary (Note 9). Unamortized original issue discount on the zero coupon exchangeable notes due 2012 was $1.033 billion and $1.070 billion at December 31, 1996 and 1995, respectively.

     The zero coupon convertible notes due June 22, 2013 are convertible at any time by the holders into an aggregate of 18.7 million shares of Time Warner common stock at the rate of 7.759 shares for each $1,000 principal amount of notes. Time Warner can elect to redeem the notes any time after June 22, 1998, and holders can elect to have the notes redeemed prior thereto in the event of a change in control, at the issue price plus accrued interest. Holders also can elect to have the notes redeemed at the issue price plus accrued interest on June 22, 1998, 2003 and 2008, subject to Time Warner's right to pay in whole or in part with Time Warner

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

common stock instead of cash. The equivalent conversion price of Time Warner common stock at the first date of redemption is $61.44 per share, and will be adjusted thereafter in proportion to changes in the accrued original issue discount of each note. Unamortized original issue discount on the zero coupon convertible notes due 2013 was $1.345 billion and $1.396 billion at December 31, 1996 and 1995, respectively.

BANK CREDIT FACILITIES

     The 1995 Credit Agreement permits borrowings in an aggregate amount of up to $8.3 billion, with no scheduled reductions in credit availability prior to maturity in June 2000. Borrowings are limited to $4 billion in the case of TWI Cable, $5 billion in the case of the TWE-Advance/Newhouse Partnership and $8.3 billion in the case of TWE, subject in each case to certain limitations and adjustments. Such borrowings bear interest at specific rates for each of the three borrowers, generally equal to LIBOR plus a margin initially ranging from 50 to 87.5 basis points, which margin will vary based on the credit rating or financial leverage of the applicable borrower. Unused credit is available for general business purposes and to support any commercial paper borrowings. Each borrower is required to pay a commitment fee initially ranging from .2% to .35% per annum on the unused portion of its commitment. TWI Cable may also be required to pay an annual facility fee equal to .1875% of the entire amount of its commitment, depending on the level of its financial leverage in any given year. The 1995 Credit Agreement contains certain covenants for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and loans, advances, distributions and other cash payments or transfers of assets from the borrowers to their respective partners or affiliates.

     In connection with the TBS Transaction, Time Warner assumed approximately $1.7 billion of debt under two separate revolving credit facilities of TBS (the 'TBS Credit Agreements'). The TBS Credit Agreements permit borrowings by TBS in an aggregate amount of up to $2 billion. Borrowing availability under the TBS Credit Agreements is scheduled to be reduced by $100 million for each calendar quarter in 1998 and thereafter, by $200 million per quarter until December 31, 2000, at which time the TBS Credit Agreements expire. Borrowings under the TBS Credit Agreements bear interest at rates generally equal to LIBOR plus a margin ranging from 50 to 150 basis points, which margin will vary based on a measure of TBS's financial leverage. Unused credit is available for general business purposes. TBS is required to pay commitment fees of .375% on the unused portion of its commitments. The TBS Credit Agreements contain certain covenants for TBS relating to, among other things, additional indebtedness; liens on assets; guarantees; dispositions and acquisitions; cash flow coverage and leverage ratios; and loans, advances, distributions and other cash payments or transfers of assets from TBS to Time Warner or its affiliates.

     Principally as a result of the restrictions under the 1995 Credit Agreement and the TBS Credit Agreements, restricted net assets of consolidated subsidiaries of Time Warner amounted to approximately $8.7 billion at December 31, 1996.

TIME WARNER-TWE CREDIT AGREEMENT

     Time Warner and TWE entered into a credit agreement in 1994 that allows Time Warner to borrow up to $400 million from TWE through September 15, 2000. Outstanding borrowings from TWE bear interest at LIBOR plus 1% per annum. Time Warner borrowed $400 million in 1994 under the credit agreement, and used the proceeds therefrom principally to repay certain of its notes at their maturity. In addition, each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.4 billion of TWE's debt and accrued interest at December 31, 1996, as more fully described in Note 3.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INTEREST EXPENSE AND MATURITIES

     At December 31, 1996, Time Warner had interest rate swap contracts to pay floating-rates of interest and receive fixed-rates of interest on $2.3 billion notional amount of indebtedness, which resulted in approximately 47% of Time Warner's underlying debt being subject to variable interest rates (Note 14).

     Interest expense amounted to $968 million in 1996, $877 million in 1995 and $769 million in 1994, including $26 million in 1996, $28 million in 1995 and $12 million in 1994 which was paid to TWE in connection with borrowings under Time Warner's $400 million credit agreement with TWE. The weighted average interest rate on Time Warner's total debt, including the effect of interest rate swap contracts, was 7.5% and 7.9% at December 31, 1996 and 1995, respectively.

     Annual repayments of long-term debt for the five years subsequent to December 31, 1996 consist of $500 million due in 1998 and $4.161 billion due in 2000. Such repayments exclude the aggregate repurchase or redemption prices of $656 million in 1997 and $1.151 billion in 1998 relating to the zero coupon exchangeable notes and zero coupon convertible notes, respectively, in the years in which the holders of such debt may first exercise their redemption options.

7. BORROWINGS AGAINST FUTURE STOCK OPTION PROCEEDS

     In connection with Time Warner's common stock repurchase program (Note 11), Time Warner entered into a five-year, $750 million revolving credit facility (the 'Stock Option Proceeds Credit Facility') in May 1996. Borrowings under the Stock Option Proceeds Credit Facility are principally used to fund stock repurchases and approximately $200 million of preferred dividend requirements on Time Warner's Series G, H, I and J Preferred Stock. At December 31, 1996, Time Warner had borrowed $488 million under the Stock Option Proceeds Credit Facility.

     The Stock Option Proceeds Credit Facility initially provided for borrowings of up to $750 million, of which up to $100 million is reserved solely for the payment of interest and fees thereunder. Borrowings under the Stock Option Proceeds Credit Facility generally bear interest at LIBOR plus a margin equal to 75 basis points and are principally expected to be repaid from the cash proceeds received from the exercise of designated employee stock options. The receipt of such stock option proceeds permanently reduces the borrowing availability under the facility, which has been reduced to approximately $715 million as of December 31, 1996. At December 31, 1996, based on a closing market price of Time Warner common stock of $37.50, the aggregate value of potential proceeds to Time Warner from the exercise of outstanding vested, 'in the money' stock options covered under the facility was approximately $1.5 billion, representing a 2.1 to 1 coverage ratio over the related borrowing availability. To the extent that such stock option proceeds are not sufficient to satisfy Time Warner's obligations under the Stock Option Proceeds Credit Facility, Time Warner is generally required to repay such borrowings using proceeds from the sale of shares of its common stock held in escrow under the Stock Option Proceeds Credit Facility or, at Time Warner's election, using available cash on hand. In addition, as a result of Time Warner's commitment to use the Stock Option Proceeds Credit Facility to fund approximately $200 million of preferred dividend requirements on its Series G, H, I and J Preferred Stock, Time Warner has also supplementally agreed to place in escrow an amount of cash equal to the excess of the unpaid preferred dividend requirements on such series of convertible preferred stock over the borrowing availability under the facility at any time. At December 31, 1996, Time Warner had placed $62 million of cash and 36 million shares in escrow under these arrangements, which shares are not considered to be issued and outstanding capital stock of the Company. Time
Warner may be required, from time to time, to have up to 52.5 million shares held in escrow.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. INCOME TAXES

   Domestic and foreign pretax income (loss) are as follows:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                         1996      1995      1994
                                                                                         -----     -----     ----
                                                                                                (MILLIONS)

Domestic..............................................................................   $(193)    $(203)    $(78)
Foreign...............................................................................     197       205      167
                                                                                         -----     -----     ----
Total.................................................................................   $   4     $   2     $ 89
                                                                                         -----     -----     ----
                                                                                         -----     -----     ----

     Current and deferred income taxes (tax benefits) provided are as follows:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                         1996      1995      1994
                                                                                         -----     -----     ----
                                                                                                (MILLIONS)
Federal:
     Current(1).......................................................................   $  50     $  42     $ 66
     Deferred.........................................................................    (143)     (167)     (81)
Foreign:
     Current(2).......................................................................     230       215      194
     Deferred.........................................................................     (16)        8      (45)
State and Local:
     Current..........................................................................      89        78       79
     Deferred.........................................................................     (50)      (50)     (33)
                                                                                         -----     -----     ----
Total.................................................................................   $ 160     $ 126     $180
                                                                                         -----     -----     ----
                                                                                         -----     -----     ----

------------

(1) Includes utilization of tax carryforwards of $77 million in 1996, $101 million in 1995 and $48 million in 1994. Excludes current tax benefits of $16 million in 1996, $9 million in 1995 and $11 million in 1994 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital, and current tax benefits of $4 million in 1996 and $3 million in 1995 resulting from the retirement of debt, which reduced the extraordinary losses in such years.
(2) Includes foreign withholding taxes of $101 million in 1996, $102 million in 1995 and $74 million in 1994.

     The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as set forth below. The relationship between income before income taxes and income tax expense is most affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                         1996     1995     1994
                                                                                         ----     ----     ----
                                                                                               (MILLIONS)

Taxes on income at U.S. federal statutory rate........................................   $  2     $  1     $ 31
State and local taxes, net............................................................     26       18       30
Nondeductible goodwill amortization...................................................    131      100       97
Other nondeductible expenses..........................................................     10       10       10
Foreign income taxed at different rates, net of U.S. foreign tax credits..............      4        3        1
Other.................................................................................    (13)      (6)      11
                                                                                         ----     ----     ----
Total.................................................................................   $160     $126     $180
                                                                                         ----     ----     ----
                                                                                         ----     ----     ----

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of Time Warner's net deferred tax liabilities are as follows:

                                                                                                    DECEMBER 31,
                                                                                                  ----------------
                                                                                                   1996      1995
                                                                                                  ------    ------
                                                                                                     (MILLIONS)

Assets acquired in business combinations.......................................................   $3,788    $2,963
Depreciation and amortization..................................................................      912       829
Unrealized appreciation of certain marketable securities.......................................       91        81
Other..........................................................................................      463       390
                                                                                                  ------    ------
Deferred tax liabilities.......................................................................    5,254     4,263
                                                                                                  ------    ------
Tax carryforwards..............................................................................      458       296
Accrued liabilities............................................................................      322       228
Receivable allowances and return reserves......................................................      222       211
Other..........................................................................................      170       108
                                                                                                  ------    ------
Deferred tax assets............................................................................    1,172       843
                                                                                                  ------    ------
Net deferred tax liabilities...................................................................   $4,082    $3,420
                                                                                                  ------    ------
                                                                                                  ------    ------

     U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of foreign subsidiaries aggregating approximately $860 million at December 31, 1996. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable. If such earnings are repatriated, additional U.S. income and foreign withholding taxes are substantially expected to be offset by the accompanying foreign tax credits.

     U.S. federal tax carryforwards at December 31, 1996 consisted of $752 million of net operating losses, $37 million of foreign tax credits, $106 million of investment tax credits and $52 million of alternative minimum tax credits. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. Except for the alternative minimum tax credits which do not expire, the other U.S. federal tax carryforwards expire in varying amounts as follows for income tax reporting purposes:

                                                                                              CARRYFORWARDS
                                                                                    ----------------------------------
                                                                                       NET       INVESTMENT    FOREIGN
                                                                                    OPERATING       TAX          TAX
                                                                                     LOSSES       CREDITS      CREDITS
                                                                                    ---------    ----------    -------
                                                                                                 (MILLIONS)
1997.............................................................................     $   3         $  9         $ 7
1998.............................................................................         5            7          15
1999.............................................................................         5            6          --
2000.............................................................................         8            3          15
Thereafter up to 2008............................................................       731           81          --
                                                                                    ---------    ----------    -------
                                                                                      $ 752         $106         $37
                                                                                    ---------    ----------    -------
                                                                                    ---------    ----------    -------

9. MANDATORILY REDEEMABLE PREFERRED SECURITIES

     In August 1995, Time Warner issued approximately 12.1 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ('PERCS') for aggregate gross proceeds of $374 million. The sole assets of the subsidiary that is the obligor on the PERCS are $385 million principal amount of 4% subordinated notes of Old Time Warner due December 23, 1997. Cumulative cash distributions are payable on the PERCS at an annual rate of 4%. The PERCS are mandatorily redeemable on December 23, 1997, for an

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

amount per PERCS equal to the lesser of $54.41, and the market value of 1.5 shares of common stock of Hasbro on December 17, 1997 (as adjusted for the Hasbro Stock Split), payable in cash or, at Time Warner's option, Hasbro common stock. Time Warner has the right to redeem the PERCS at any time prior to December 23, 1997, at an amount per PERCS equal to $54.41 (or in certain limited circumstances the lesser of such amount and the market value of 1.5 shares of Hasbro common stock at the time of redemption) plus accrued and unpaid distributions thereon and a declining premium, payable in cash or, at Time Warner's option, Hasbro common stock.

     In December 1995, Time Warner issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ('Preferred Trust Securities') for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that is the obligor on the Preferred Trust Securities are $592 million principal amount of 8 7/8% subordinated debentures of Old Time Warner due December 31, 2025. Cumulative cash distributions are payable on the Preferred Trust Securities at an annual rate of 8 7/8%. The Preferred Trust Securities are mandatorily redeemable for cash on December 31, 2025, and Time Warner has the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances, in each case at an amount per Preferred Trust Security equal to $25 plus accrued and unpaid distributions thereon.

     Time Warner has certain obligations relating to the PERCS and the Preferred Trust Securities which amount to a full and unconditional guaranty (on a subordinated basis) of each subsidiary's obligations with respect thereto.

10. SERIES M EXCHANGEABLE PREFERRED STOCK

     In April 1996, Time Warner raised approximately $1.55 billion of net proceeds in a private placement of 1.6 million shares of 10 1/4% exchangeable preferred stock. This issuance allowed the Company to realize cash proceeds through a security whose payment terms are principally linked (until a reorganization of TWE occurs, if any) to a portion of Time Warner's currently noncash-generating interest in the Series B Capital of TWE. The proceeds raised from this transaction were used by Time Warner to reduce debt. As part of the TBS Transaction, these preferred shares were converted into registered shares of Series M exchangeable preferred stock with substantially identical terms ('Series M Preferred Stock').

     Each share of Series M Preferred Stock is entitled to a liquidation preference of $1,000 and entitles the holder thereof to receive cumulative dividends at the rate of 10 1/4% per annum, payable quarterly (1) in cash, to the extent of an amount equal to the Pro Rata Percentage (as defined below) multiplied by the amount of cash distributions received by Time Warner from TWE with respect to its interests in the Series B Capital and Residual Capital of TWE, excluding stock option related distributions and certain tax related distributions (collectively, 'Eligible TWE Cash Distributions'), or (2) to the extent of any balance, at Time Warner's option, (i) in cash or (ii) in-kind, through the issuance of additional shares of Series M Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends. The 'Pro Rata Percentage' is equal to the ratio of (1) the aggregate liquidation preference of the outstanding shares of Series M Preferred Stock, including any accumulated and unpaid dividends thereon, to (2) Time Warner's total interest in the Series B Capital of TWE, including any undistributed priority capital return thereon. Because cash distributions to Time Warner with respect to its interests in the Series B Capital and Residual Capital of TWE are generally restricted until June 30, 1998 and are subject to additional limitations thereafter under the TWE partnership agreement, Time Warner does not expect to pay cash dividends in the foreseeable future.

     The Series M Preferred Stock may be redeemed at the option of Time Warner, in whole or in part, on or after July 1, 2006, subject to certain conditions, at an amount per share equal to its liquidation preference plus accumulated and accrued and unpaid dividends thereon, and a declining premium through July 1, 2010 (the 'Optional Redemption Price'). Time Warner is required to redeem shares of Series M Preferred Stock

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

representing up to 20%, 25%, 33 1/3% and 50% of the then outstanding liquidation preference of the Series M Preferred Stock on July 1 of 2012, 2013, 2014 and 2015, respectively, at an amount equal to the aggregate liquidation preference of the number of shares to be redeemed plus accumulated and accrued and unpaid dividends thereon (the 'Mandatory Redemption Price'). Total payments in respect of such mandatory redemption obligations on any redemption date are limited to an amount equal to the Pro Rata Percentage of any cash distributions received by Time Warner from TWE in the preceding year in connection with the redemption of Time Warner's interest in the Series B Capital of TWE and in connection with certain cash distributions related to Time Warner's interest in the Residual Capital of TWE. The redemption of the Series B Capital of TWE is scheduled to occur ratably over a five-year period commencing on June 30, 2011. Time Warner is required to redeem any remaining outstanding shares of Series M Preferred Stock on July 1, 2016 at the Mandatory Redemption Price; however, in the event that Time Warner's interest in the Series B Capital of TWE has not been redeemed in full prior to such final mandatory redemption date, payments in respect of the final mandatory redemption obligation of the Series M Preferred Stock in 2016 will be limited to an amount equal to the lesser of the Mandatory Redemption Price and an amount equal to the Pro Rata Percentage of the fair market value of TWE (net of taxes) attributable to Time Warner's interests in the Series B Capital and Residual Capital of TWE.

     Upon a reorganization of TWE, as defined in the related certificate of designation, Time Warner must elect either to (1) exchange each outstanding share of Series M Preferred Stock for shares of a new series of 10 1/4% exchangeable preferred stock ('Series L Preferred Stock') or (2) subject to certain conditions, redeem the outstanding shares of Series M Preferred Stock at an amount per share equal to 110% of the liquidation preference thereof, plus accumulated and accrued and unpaid dividends thereon or, after July 1, 2006, at the Optional Redemption Price. The Series L Preferred Stock has terms similar to those of the Series M Preferred Stock, except that (i) Time Warner may only pay dividends in-kind until June 30, 2006, (ii) Time Warner is required to redeem the outstanding shares of Series L Preferred Stock on July 1, 2011 at an amount per share equal to the liquidation preference thereof, plus accumulated and accrued and unpaid dividends thereon and (iii) Time Warner has the option to exchange, in whole but not in part, subject to certain conditions, the outstanding shares of Series L Preferred Stock for Time Warner 10 1/4% Senior Subordinated Debentures due July 1, 2011 (the 'Senior Subordinated Debentures') having a principal amount equal to the liquidation preference of the Series L Preferred Stock plus accrued and unpaid dividends thereon. Interest on the Senior Subordinated Debentures is payable in cash or, at Time Warner's option through June 30, 2006, in-kind through the issuance of additional Senior
Subordinated Debentures with a principal amount equal to such interest. The Senior Subordinated Debentures may be redeemed at the option of Time Warner, in whole or in part, on or after July 1, 2006, subject to certain conditions, at an amount per debenture equal to its principal amount plus accrued and unpaid interest, and a declining premium through July 1, 2010.

11. SHAREHOLDERS' EQUITY

     Shareholders' equity of Time Warner at December 31, 1996 included 35.6 million shares of convertible preferred stock, 50.6 million shares of LMCN-V Class Common Stock and 508.4 million shares of common stock (net of 50 million shares of common stock in treasury). At February 28, 1997, there were approximately 26,000 holders of record of Time Warner common stock. This total does not include the large number of investors who hold such shares through banks, brokers or other fiduciaries.

     In April 1996, Time Warner's Board of Directors authorized a program to repurchase, from time to time, up to 15 million shares of Time Warner common stock. The common stock repurchased under the program is expected to be used to satisfy future share issuances related to the exercise of existing employee stock options. Actual repurchases in any period will be subject to market conditions. As of December 31, 1996, Time Warner had acquired approximately 11.4 million shares of its common stock for an aggregate cost of $456 million. Such repurchases were principally funded with borrowings under the Stock Option Proceeds Credit Facility (Note 7).

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During 1996 and 1995, Time Warner issued approximately 35.6 million shares of convertible preferred stock in connection with the ITOCHU/Toshiba Transaction and its acquisitions of KBLCOM, Summit and CVI. Set forth below is a summary of the principal terms of Time Warner's outstanding issues of preferred stock:


                                                                NUMBER OF SHARES
                                                                OF COMMON STOCK     EFFECTIVE   EARLIEST     EARLIEST
                                                   SHARES        ISSUABLE UPON      ISSUANCE    EXCHANGE    REDEMPTION
DESCRIPTION                                      OUTSTANDING      CONVERSION         DATE        DATE         DATE
----------------------------------------------   -----------    ----------------    --------    --------    ----------
                                                 (MILLIONS)         (MILLIONS)

Series D Preferred Stock......................       11.0             22.9           7/6/95      7/6/99        7/6/00
Series E Preferred Stock......................        3.3              6.8           1/4/96      1/4/01        1/4/01
Series F Preferred Stock......................        3.0              6.4           1/4/96      1/4/00        1/4/01
Series G Preferred Stock......................        6.2             12.9           9/5/95      9/5/99        9/5/99
Series H Preferred Stock......................        1.8              3.7           9/5/95      9/5/00        9/5/99
Series I Preferred Stock......................        7.0             14.6          10/2/95     10/2/99       10/2/99
Series J Preferred Stock......................        3.3              6.8           5/2/95      5/2/98        5/2/00
                                                    -----            -----
Total shares outstanding at December 31,
  1996........................................       35.6             74.1
                                                    -----            -----
                                                    -----            -----

     The principal terms of each series of convertible preferred stock issued in 1996 and 1995 (the Series D Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock, the Series G Preferred Stock, the Series H Preferred Stock, the Series I Preferred Stock and the Series J Preferred Stock, and collectively, the 'Convertible Preferred Stock') are similar in nature, unless otherwise noted below. Each share of Convertible Preferred Stock: (1) is entitled to a liquidation preference of $100 per share, (2) is immediately convertible into 2.08264 shares of Time Warner common stock at a conversion price of $48 per share (based on its liquidation value), except that shares of the Series H Preferred Stock are generally not convertible until September 2000,
(3) entitles the holder thereof (i) to receive for a four-year period from the date of issuance (or a five-year period with respect to the Series E and Series J Preferred Stock) an annual dividend per share equal to the greater of $3.75 and an amount equal to the dividends paid on the Time Warner common stock into which each share may be converted and (ii) to the extent that any of such shares of preferred stock remain outstanding at the end of the period in which the minimum $3.75 per share dividend is to be paid, the holders thereafter will receive dividends equal to the dividends paid on shares of Time Warner common stock multiplied by the number of shares into which their shares of preferred stock are convertible and (4) except for the Series H Preferred Stock which is generally not entitled to vote, entitles the holder thereof to vote with the common stockholders on all matters on which the common stockholders are entitled to vote, and each share of such Convertible Preferred Stock is entitled to two votes on any such matter.

     Time Warner has the right to exchange each series of Convertible Preferred Stock for Time Warner common stock at the stated conversion price at any time on or after the respective exchange date. The Series J Preferred Stock is exchangeable by the holder beginning after the third year from its date of issuance and by Time Warner after the fourth year at the stated conversion price plus a declining premium in years four and five and no premium thereafter. In addition, Time Warner has the right to redeem each series of Convertible Preferred Stock, in whole or in part, for cash at the liquidation value plus accrued dividends, at any time on or after the respective redemption date.

     In June 1996, Time Warner exchanged all outstanding shares of its Series B preferred stock having an aggregate liquidation value of $69 million for approximately 1.7 million shares of Time Warner common stock.

     Pursuant to Time Warner's shareholder rights plan, as amended, each share of Time Warner common stock has attached to it one right, which becomes exercisable in certain events involving the acquisition of 15% or more of the then outstanding common stock of Time Warner on a fully-diluted basis. Upon the occurrence of such an event, each right entitles its holder to purchase for $150 the economic equivalent of common stock of

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Time Warner, or in certain circumstances, of the acquiror, worth twice as much. In connection with the plan, 8 million shares of preferred stock were reserved. The rights expire on January 20, 2004.

     At December 31, 1996, Time Warner had reserved approximately 200 million shares of common stock for the conversion of its Convertible Preferred Stock, zero coupon convertible notes and other convertible securities, and for the exercise of outstanding options to purchase shares of common stock.

12. STOCK OPTION PLANS

     Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. Such options have been granted to employees of Time Warner and TWE at, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, no compensation cost has been recognized for its stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value at the grant dates for all awards during 1995 and 1996 under those plans consistent with the method set forth under FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'), Time Warner's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                                           1996            1995
                                                                                          ------           -----
                                                                                           (IN MILLIONS, EXCEPT
                                                                                            PER SHARE AMOUNTS)
Net loss:
     As reported.......................................................................   $ (191)          $(166)
                                                                                          ------           -----
                                                                                          ------           -----
     Pro forma.........................................................................   $ (216)          $(178)
                                                                                          ------           -----
                                                                                          ------           -----
Net loss per common share:
     As reported.......................................................................   $(1.04)          $(.57)
                                                                                          ------           -----
                                                                                          ------           -----
     Pro forma.........................................................................   $(1.10)          $(.60)
                                                                                          ------           -----
                                                                                          ------           -----

     FAS 123 is applicable only to stock options granted subsequent to December 31, 1994. Accordingly, since Time Warner's compensation expense associated with such grants would generally be recognized over a three-year vesting period, the initial impact of applying FAS 123 on pro forma net income is not representative of the potential impact on pro forma net income in future years, when the pro forma effect would be fully reflected.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yields of 1% in both periods; expected volatility of 21.7% and 22.3%, risk-free interest rates of 6.1% and 7.1%; and expected lives of 5 years in both periods. The weighted average fair value of an option granted during the year was $11.55 ($6.81, net of taxes) and $11.95 ($7.05, net of taxes) for the years ended December 31, 1996 and 1995, respectively. The weighted average exercise price and fair value of an option granted during the year at prices exceeding the market price of the stock on the date of grant are $52.88 and $8.87 ($5.23, net of taxes), respectively.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of stock option activity under all plans is as follows:

                                                                                                          WEIGHTED-
                                                                                                           AVERAGE
                                                                                             THOUSANDS    EXERCISE
                                                                                             OF SHARES      PRICE
                                                                                             ---------    ---------

Balance at January 1, 1994................................................................     72,954      $ 30.04
Granted...................................................................................      6,071        37.85
Exercised.................................................................................     (1,262)       23.55
Cancelled.................................................................................       (152)       35.24
                                                                                             ---------
Balance at December 31, 1994..............................................................     77,611      $ 30.75

Granted...................................................................................      5,096        38.00
Exercised.................................................................................     (3,721)       27.16
Cancelled.................................................................................       (367)       35.80
                                                                                             ---------
Balance at December 31, 1995..............................................................     78,619      $ 31.36

Granted...................................................................................      9,460        43.30
Exercised.................................................................................     (3,686)       26.91
Assumed in connection with the TBS Transaction............................................     13,713        26.40
Cancelled.................................................................................       (239)       40.83
                                                                                             ---------
Balance at December 31, 1996..............................................................     97,867      $ 31.97
                                                                                             ---------
                                                                                             ---------

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                         1996      1995      1994
                                                                                        ------    ------    ------
                                                                                               (THOUSANDS)

Exercisable..........................................................................   82,697    66,242    63,106
Available for future grants..........................................................    8,032     7,884     8,849

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                  OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                       -----------------------------------------     -------------------------
                                        WEIGHTED-
                                         AVERAGE       WEIGHTED-                     WEIGHTED-
     RANGE OF            NUMBER         REMAINING       AVERAGE        NUMBER         AVERAGE
     EXERCISE          OUTSTANDING     CONTRACTUAL     EXERCISE      EXERCISABLE     EXERCISE
      PRICES           AT 12/31/96        LIFE           PRICE       AT 12/31/96       PRICE
-------------------    -----------     -----------     ---------     -----------     ---------
                       (THOUSANDS)                                   (THOUSANDS)

     Under $17             2,688         3 years        $ 12.65          2,688        $ 12.65
 $17.00 to $25.00         20,313         4 years        $ 21.26         20,313        $ 21.26
 $25.01 to $35.00         25,873         5 years        $ 29.58         25,568        $ 29.53
 $35.01 to $40.00         35,356         5 years        $ 36.79         29,054        $ 36.59
 $40.01 to $45.00         11,412         8 years        $ 42.08          4,824        $ 42.05
 $45.01 to $63.95          2,225         9 years        $ 52.36            250        $ 48.29
                       -----------                                   -----------
       Total              97,867         5 years        $ 31.97         82,697        $ 30.22
                       -----------                                   -----------
                       -----------                                   -----------

     For options exercised by employees of TWE, Time Warner is reimbursed for the amount by which the market value of Time Warner common stock on the exercise date exceeds the exercise price, or the greater of the exercise price or $27.75 for options granted prior to the TWE capitalization on June 30, 1992. There were
30.3 million options held by employees of TWE at December 31, 1996, 22.8 million of which were exercisable.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. BENEFIT PLANS

     Time Warner and its subsidiaries have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Qualifying plans are funded in accordance with government pension and income tax regulations. Plan assets are invested in equity and fixed income securities. Time Warner's common stock represents approximately 5% and 6% of plan assets at December 31, 1996 and 1995, respectively.

     Pension expense included the following:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        -------------------------
                                                                                        1996      1995       1994
                                                                                        ----      -----      ----
                                                                                               (MILLIONS)

Service cost.........................................................................   $ 49      $  29      $ 34
Interest cost........................................................................     64         53        50
Actual return on plan assets.........................................................    (90)      (137)       (2)
Net amortization and deferral........................................................     37         89       (45)
                                                                                        ----      -----      ----
Total................................................................................   $ 60      $  34      $ 37
                                                                                        ----      -----      ----
                                                                                        ----      -----      ----

     The status of funded pension plans is as follows:

                                                                                                     DECEMBER 31,
                                                                                                     ------------
                                                                                                     1996    1995
                                                                                                     ----    ----
                                                                                                      (MILLIONS)

Accumulated benefit obligation (90% vested).......................................................   $550    $544
Effect of future salary increase..................................................................    210     192
                                                                                                     ----    ----
Projected benefit obligation......................................................................    760     736
Plan assets at fair value.........................................................................    704     643
                                                                                                     ----    ----
Projected benefit obligation in excess of plan assets.............................................    (56)    (93)
Unamortized actuarial losses......................................................................      2      94
Unamortized plan changes..........................................................................      3       2
Other.............................................................................................     (2)    (10)
                                                                                                     ----    ----
Accrued pension expense...........................................................................   $(53)   $ (7)
                                                                                                     ----    ----
                                                                                                     ----    ----

     The following assumptions were used in accounting for pension plans:

                                                                                          1996         1995         1994
                                                                                       -----------  -----------  -----------

Weighted average discount rate.......................................................        7.75%        7.25%         8.5%
Return on plan assets................................................................           9%           9%           9%
Rate of increase in compensation.....................................................           6%           6%           6%

     Employees of Time Warner's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

     Time Warner also has certain defined contribution plans, including savings and profit sharing plans, as to which the expense amounted to $67 million in 1996, $51 million in 1995 and $51 million in 1994. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans are generally determined by management and approved by the board of directors of the participating companies.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. FINANCIAL INSTRUMENTS

     The carrying value of Time Warner's financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt and related interest rate swap contracts and certain differences related to cost method investments and other financial instruments which are not significant. The fair value of financial instruments, such as long-term debt and investments, is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.

INTEREST RATE RISK MANAGEMENT

     Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. Under interest rate swap contracts, the Company either agrees to pay an amount equal to a specified floating-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed-rate of interest times the same notional principal amount or, vice versa, to receive a floating-rate amount and to pay a fixed-rate amount. The notional amounts of the contracts are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Interest rate swap contracts are entered into with a number of major financial institutions in order to minimize credit risk.

     The net amounts paid or payable, or received or receivable, through the end of the accounting period are included in interest expense. Because interest rate swap contracts are used to modify the interest characteristics of Time Warner's outstanding debt from a fixed to a floating-rate basis or, vice versa, unrealized gains or losses on interest rate swap contracts are not recognized in income unless the contracts are terminated prior to their maturity. Gains or losses on any contracts terminated early are deferred and amortized to income over the remaining average life of the terminated contracts.

     At December 31, 1996, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 5.7%) and receive fixed-rates of interest (average rate of 5.5%) on $2.3 billion notional amount of indebtedness, which resulted in approximately 47% of Time Warner's underlying debt, and 43% of the debt of Time Warner and the Entertainment Group combined, being subject to variable interest rates. The notional amount of outstanding contracts by year of maturity at December 31, 1996 is as follows: 1998-$700 million; 1999-$1.2 billion; and 2000-$400 million. At December 31, 1995, Time Warner had interest rate swap contracts on $2.6 billion notional amount of indebtedness.

     Based on the level of interest rates prevailing at December 31, 1996, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $231 million and it would have cost $43 million to terminate the related interest rate swap contracts, which combined is the equivalent of an unrealized loss of $274 million. Based on the level of interest rates prevailing at December 31, 1995, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $407 million and it would have cost $9 million to terminate its interest rate swap contracts, which combined was the equivalent of an unrealized loss of $416 million. Unrealized gains or losses on debt or interest rate swap contracts are not recognized for financial reporting purposes unless the debt is retired or the contracts are terminated prior to their maturity.

     Changes in the unrealized gains or losses on interest rate swap contracts and debt do not result in the realization or expenditure of cash unless the contracts are terminated or the debt is retired. However, based on Time Warner's variable-rate debt and related interest rate swap contracts outstanding at December 31, 1996, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease Time Warner's annual interest expense and related cash payments by approximately $16 million, including $6

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

million related to interest rate swap contracts. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt and related interest rate swap contracts during the period and, for all maturities, an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

FOREIGN EXCHANGE RISK MANAGEMENT

     Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its and TWE's combined foreign currency exposures anticipated over the ensuing twelve month period. At December 31, 1996, Time Warner has effectively hedged approximately half of the combined estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange contracts by purchasing an offsetting purchase contract. At December 31, 1996, Time Warner had contracts for the sale of $447 million and the purchase of $104 million of foreign currencies at fixed rates, primarily English pounds (21% of net contract value), German marks (19%), Canadian dollars (18%), French francs (15%) and Japanese yen (19%), compared to contracts for the sale of $504 million and the purchase of $140 million of foreign currencies at December 31, 1995.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at December 31, 1996 and 1995 and is included in other current liabilities. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the years ended December 31, 1996, 1995 and 1994, Time Warner recognized $15 million in gains, $20 million in losses and $33 million in losses, respectively, and TWE recognized $6 million in gains, $11 million in losses and $20 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign currency contracts are placed with a number of major financial institutions in order to minimize credit risk.

     Based on the foreign exchange contracts outstanding at December 31, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1996 would result in approximately $22 million of unrealized losses and $5 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $22 million of unrealized gains and $5 million of unrealized losses, respectively. At December 31, 1996, none of Time Warner's foreign exchange purchase contracts relates to TWE's foreign currency exposure. However, with regard to the $22 million of unrealized losses or gains on foreign exchange sale contracts, Time Warner would be reimbursed by TWE, or would reimburse TWE, respectively, for approximately $5 million related to TWE's foreign currency exposure. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. SEGMENT INFORMATION

     Time   Warner  classifies  its  businesses  into  four  fundamental  areas:
Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming and sports franchises; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and theme parks, a portion of its interests in cable television programming and a majority of its cable television systems are held by the Entertainment Group. The Entertainment Group is not consolidated for financial reporting purposes.

     Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below. The operating results of Time Warner reflect the acquisitions of Summit effective as of May 2, 1995, KBLCOM effective as of July 6, 1995, CVI effective as of January 4, 1996 and TBS effective as of October 10, 1996. The operating results of the Entertainment Group reflect the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags effective as of June 23, 1995 and consolidation of Paragon effective as of July 6, 1995. The operating results of Six Flags prior to June 23, 1995 are reported separately to facilitate comparability.

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                      1996         1995        1994
                                                                                     -------    ----------    ------
                                                                                               (MILLIONS)

REVENUES
Time Warner:
Publishing........................................................................   $ 4,117      $3,722      $3,433
Music.............................................................................     3,949       4,196       3,986
Cable Networks-TBS................................................................       680          --          --
Filmed Entertainment-TBS..........................................................       455          --          --
Cable.............................................................................       909         172          --
Intersegment elimination..........................................................       (46)        (23)        (23)
                                                                                     -------    ----------    ------
Total.............................................................................   $10,064      $8,067      $7,396
                                                                                     -------    ----------    ------
                                                                                     -------    ----------    ------
Entertainment Group:
Filmed Entertainment-Warner Bros..................................................   $ 5,648      $5,078      $4,484
Six Flags Theme Parks.............................................................        --         227         557
Broadcasting-The WB Network.......................................................        87          33          --
Cable Networks-HBO................................................................     1,763       1,607       1,513
Cable.............................................................................     3,851       3,094       2,242
Intersegment elimination..........................................................      (488)       (410)       (287)
                                                                                     -------    ----------    ------
Total.............................................................................   $10,861      $9,629      $8,509
                                                                                     -------    ----------    ------
                                                                                     -------    ----------    ------

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                     ---------------------------------------
                                                                                      1996             1995          1994
                                                                                     ------          ------         ------
                                                                                              (MILLIONS)
OPERATING INCOME
Time Warner:
Publishing........................................................................   $  418           $  381        $  347
Music(1)..........................................................................      361              321           366
Cable Networks-TBS................................................................       99               --            --
Filmed Entertainment-TBS..........................................................        8               --            --
Cable.............................................................................       75               (5)           --
Intersegment elimination..........................................................        5               --            --
                                                                                     ------          -------       -------
Total.............................................................................   $  966           $  697        $  713
                                                                                     ------          -------       -------
                                                                                     ------          -------       -------
Entertainment Group:
Filmed Entertainment-Warner Bros..................................................   $  254           $  253        $  219
Six Flags Theme Parks.............................................................       --               29            56
Broadcasting-The WB Network.......................................................      (98)             (66)           --
Cable Networks-HBO................................................................      328              274           237
Cable.............................................................................      606              502           340
                                                                                     ------          -------       -------
Total.............................................................................   $1,090           $  992        $  852
                                                                                     ------          -------       -------
                                                                                     ------          -------       -------

------------

(1) Includes pretax losses of $85 million recorded in 1995 related to certain businesses and joint ventures owned by the Music division which were restructured or closed. The losses were primarily related to Warner Music Enterprises, one of the Company's former direct marketing efforts, and the write off of its related direct mail order assets that were not recoverable due to the closure of this business.

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                         1996     1995     1994
                                                                                         ----     ----     ----
                                                                                               (MILLIONS)

DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Time Warner:
Publishing............................................................................   $ 71     $ 59     $ 47
Music.................................................................................     91       95       86
Cable Networks-TBS....................................................................     20       --       --
Filmed Entertainment-TBS..............................................................      2       --       --
Cable.................................................................................    123       27       --
                                                                                         ----     ----     ----
Total.................................................................................   $307     $181     $133
                                                                                         ----     ----     ----
                                                                                         ----     ----     ----
Entertainment Group:
Filmed Entertainment-Warner Bros......................................................   $167     $113     $ 76
Six Flags Theme Parks.................................................................     --       20       51
Broadcasting-The WB Network...........................................................     --       --       --
Cable Networks-HBO....................................................................     22       18       14
Cable.................................................................................    619      465      340
                                                                                         ----     ----     ----
Total.................................................................................   $808     $616     $481
                                                                                         ----     ----     ----
                                                                                         ----     ----     ----

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1996       1995       1994
                                                                                    -------    -------    -------
                                                                                             (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(1)
Time Warner:
Publishing.......................................................................   $    46    $    36    $    36
Music............................................................................       292        274        268
Cable Networks-TBS...............................................................        43         --         --
Filmed Entertainment-TBS.........................................................        22         --         --
Cable............................................................................       278         68         --
                                                                                    -------    -------    -------
Total............................................................................   $   681    $   378    $   304
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Entertainment Group:
Filmed Entertainment-Warner Bros.................................................   $   125    $   124    $   135
Six Flags Theme Parks............................................................        --         11         28
Broadcasting-The WB Network......................................................        --         --         --
Cable Networks-HBO...............................................................        --          1          6
Cable............................................................................       311        308        309
                                                                                    -------    -------    -------
Total............................................................................   $   436    $   444    $   478
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------

------------

(1) Amortization includes all amortization relating to the acquisition of Warner Communications Inc. ('WCI') in 1989, the acquisition of the minority interest in American Television and Communications Corporation ('ATC') in 1992, the acquisitions of KBLCOM and Summit in 1995, the acquisitions of TBS and CVI in 1996 and other business combinations accounted for by the purchase method.

     Information as to the assets and capital expenditures of Time Warner and the Entertainment Group is as follows:

                                                                                            DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1996       1995       1994
                                                                                    -------    -------    -------
                                                                                             (MILLIONS)
ASSETS
Time Warner:
Publishing.......................................................................   $ 2,418    $ 2,175    $ 2,013
Music............................................................................     7,478      7,828      7,672
Cable Networks-TBS...............................................................     7,860         --         --
Filmed Entertainment-TBS.........................................................     3,232         --         --
Cable............................................................................     7,257      3,875         --
Entertainment Group(1)...........................................................     5,814      5,734      5,350
Corporate(2).....................................................................     1,005      2,520      1,681
                                                                                    -------    -------    -------
Total............................................................................   $35,064    $22,132    $16,716
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Entertainment Group:
Filmed Entertainment-Warner Bros.................................................   $ 8,111    $ 7,389    $ 7,184
Six Flags Theme Parks............................................................        --         --        814
Broadcasting-The WB Network......................................................        67         63         --
Cable Networks-HBO...............................................................       997        935        911
Cable............................................................................    10,202      9,842      8,303
Corporate(2).....................................................................       650        731      1,780
                                                                                    -------    -------    -------
Total............................................................................   $20,027    $18,960    $18,992
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------

------------

(1) Entertainment Group assets represent Time Warner's investment in and amounts due to and from the Entertainment Group.
(2) Consists principally of cash, cash equivalents and other investments.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                       ---------------------------
                                                                                        1996       1995      1994
                                                                                       -------    ------    ------
                                                                                               (MILLIONS)

CAPITAL EXPENDITURES
Time Warner:
Publishing..........................................................................   $    76    $   70    $   50
Music...............................................................................       142       121       108
Cable Networks-TBS..................................................................        34        --        --
Filmed Entertainment-TBS............................................................         2        --        --
Cable...............................................................................       215        56        --
Corporate...........................................................................        12        19         6
                                                                                       -------    ------    ------
Total...............................................................................   $   481    $  266    $  164
                                                                                       -------    ------    ------
                                                                                       -------    ------    ------
Entertainment Group:
Filmed Entertainment-Warner Bros....................................................   $   340    $  294    $  395
Six Flags Theme Parks...............................................................        --        43        46
Broadcasting-The WB Network.........................................................         2        --        --
Cable Networks-HBO..................................................................        29        20        14
Cable(1)............................................................................     1,348     1,293       778
Corporate...........................................................................        --         3         2
                                                                                       -------    ------    ------
Total...............................................................................   $ 1,719    $1,653    $1,235
                                                                                       -------    ------    ------
                                                                                       -------    ------    ------

------------

(1) Cable capital expenditures were funded in part through collections on the U S WEST Note Receivable in the amount of $169 million in 1996, $602 million in 1995 and $234 million in 1994 (Note 3). The U S WEST Note Receivable was fully collected during 1996.

     Information as to Time Warner's operations in different geographical areas is as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                       ---------------------------
                                                                                        1996       1995      1994
                                                                                       -------    ------    ------
                                                                                               (MILLIONS)

REVENUES
United States(1)....................................................................   $ 7,562    $5,447    $4,944
Europe..............................................................................     1,494     1,552     1,445
Pacific Rim.........................................................................       697       775       724
Rest of World.......................................................................       311       293       283
                                                                                       -------    ------    ------
Total...............................................................................   $10,064    $8,067    $7,396
                                                                                       -------    ------    ------
                                                                                       -------    ------    ------
OPERATING INCOME
United States.......................................................................   $   732    $  457    $  494
Europe..............................................................................       184       158       108
Pacific Rim.........................................................................        12        57        74
Rest of World.......................................................................        38        25        37
                                                                                       -------    ------    ------
Total...............................................................................   $   966    $  697    $  713
                                                                                       -------    ------    ------
                                                                                       -------    ------    ------

------------

(1) Time Warner's revenues do not include the revenues of the Entertainment Group, which had export revenues of $2.134 billion in 1996, $1.982 billion in 1995 and $1.693 billion in 1994, principally from the sale of Filmed Entertainment products abroad.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                            DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1996       1995       1994
                                                                                    -------    -------    -------
                                                                                             (MILLIONS)

ASSETS
United States....................................................................   $31,999    $19,301    $13,961
Europe...........................................................................     1,886      1,797      1,717
Pacific Rim......................................................................       692        628        636
Rest of World....................................................................       487        406        402
                                                                                    -------    -------    -------
Total............................................................................   $35,064    $22,132    $16,716
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------

16. COMMITMENTS AND CONTINGENCIES

     Total rent expense amounted to $192 million in 1996, $174 million in 1995 and $157 million in 1994. The minimum rental commitments under noncancellable long-term operating leases are: 1997-$235 million; 1998-$230 million; 1999-$205 million; 2000-$185 million; 2001-$160 million and after 2001-$1.151 billion.

     Minimum commitments and guarantees under certain programming, licensing, artists, athletes, franchise and other agreements aggregated approximately $3.8 billion at December 31, 1996, which are payable principally over a five-year period. Such amounts do not include the Time Warner General Partner guarantees of approximately $5.4 billion of TWE debt.

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of Time Warner, alleged damages in connection with class action lawsuits and the pending litigation with the City of New York and Fox News Channel ('FNC') relating to the TBS Transaction and the carriage of FNC on Time Warner Cable's New York City cable television system. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the financial statements of Time Warner.

17. RELATED PARTY TRANSACTIONS

     In the normal course of conducting their businesses, Time Warner and its subsidiaries and affiliates have had various transactions with TWE and other Entertainment Group companies, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Employees of TWE participate in various Time Warner medical, stock option and other benefit plans for which Time Warner charges TWE its allocable share of plan expenses, including administrative costs. In addition, Time Warner provides TWE with certain corporate support services for which it received a fee in the amount of $69 million, $64 million and $60 million in 1996, 1995 and 1994, respectively. The corporate support services agreement expires on June 30, 1997, subject to the obligation of both parties to negotiate, in good faith, any extension thereto.

     Time Warner's Cable division has management services agreements with TWE, pursuant to which TWE manages, or provides services to, the cable television systems owned by Time Warner. Such cable television systems also pay TWE for the right to carry cable television programming provided by TWE's cable networks.

     Time Warner's Filmed Entertainment-TBS division has various service agreements with TWE's Filmed Entertainment-Warner Bros. division, pursuant to which TWE's Filmed Entertainment-Warner Bros. division provides certain management and distribution services for Time Warner's theatrical, television and animated product, as well as certain services for administrative and technical support.

     Time Warner's Cable Networks-TBS division has license agreements with TWE, pursuant to which the cable networks have acquired broadcast rights to certain film and television product. In addition, Time Warner's Music division provides home videocassette distribution services to certain TWE operations, and certain TWE units place advertising in magazines published by Time Warner's Publishing division.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Time Warner and TWE entered into a credit agreement in 1994 that allows Time Warner to borrow up to $400 million from TWE through September 15, 2000. Outstanding borrowings from TWE bear interest at LIBOR plus 1% per annum. Time Warner borrowed $400 million in 1994 under the credit agreement.

     In addition to transactions with TWE and other Entertainment Group companies, Time Warner has had transactions with the Columbia House Company partnerships, Cinamerica Theatres, L.P., Comedy Partners, L.P., Six Flags and other equity investees of Time Warner and the Entertainment Group, generally with respect to sales of product in the ordinary course of business.

18. ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                         1996      1995      1994
                                                                                        ------    ------    ------
                                                                                                (MILLIONS)

Cash payments made for interest......................................................     $839      $659      $539
Cash payments made for income taxes..................................................      382       302       389
Tax-related distributions received from TWE..........................................      215       680       115
Income tax refunds received..........................................................       44        24        50
Noncash dividends....................................................................      122        --        --

     During the years ended December 31, 1996, 1995 and 1994, Time Warner realized $147 million, $35 million and $179 million, respectively, from the securitization of receivables. Noncash investing activities in 1996 included the $6.2 billion acquisition of TBS and the $904 million acquisition of CVI in exchange for capital stock (Note 2). Noncash investing and financing activities in 1995 included the $1.4 billion acquisitions of KBLCOM and Summit in exchange for capital stock (Note 2), the $1.36 billion acquisition of ITOCHU's and Toshiba's interests in TWE in exchange for capital stock and $10 million in cash (Note 3) and the $1.8 billion redemption of Time Warner's Reset Notes in exchange for other debt securities (Note 6).

     Other current liabilities consist of:

                                                                                                    DECEMBER 31,
                                                                                                  ----------------
                                                                                                   1996      1995
                                                                                                  ------    ------
                                                                                                     (MILLIONS)

Accrued expenses...............................................................................   $1,410    $  972
Accrued compensation...........................................................................      351       337
Accrued income taxes...........................................................................       81       173
Deferred revenues..............................................................................      248        84
                                                                                                  ------    ------
Total..........................................................................................   $2,090    $1,566
                                                                                                  ------    ------
                                                                                                  ------    ------

                              REPORT OF MANAGEMENT

     The accompanying consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles, and necessarily include some amounts that are based on management's best estimates and judgments.

     Time Warner maintains a system of internal accounting controls designed to provide management with reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the benefits derived and that the evaluation of those factors requires estimates and judgments by management. Further, because of inherent limitations in any system of internal accounting control, errors or irregularities may occur and not be detected. Nevertheless, management believes that a high level of internal control is maintained by Time Warner through the selection and training of qualified personnel, the establishment and communication of accounting and business policies, and its internal audit program.

     The Audit Committee of the Board of Directors, composed solely of directors who are not employees of Time Warner, meets periodically with management and with Time Warner's internal auditors and independent auditors to review matters relating to the quality of financial reporting and internal accounting control, and the nature, extent and results of their audits. Time Warner's internal auditors and independent auditors have free access to the Audit Committee.

Gerald M. Levin                   Richard D. Parsons                Richard J. Bressler
Chairman and                      President                         Senior Vice President and
Chief Executive Officer                                             Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
TIME WARNER INC.

We have audited the accompanying consolidated balance sheet of Time Warner Inc. ('Time Warner') as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules and supplementary information listed in the Index at Item 14(a). These financial statements, schedules and supplementary information are the responsibility of Time Warner's management. Our responsibility is to express an opinion on these financial statements, schedules and supplementary information based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules and supplementary information, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 11, 1997

                                TIME WARNER INC.
                         SELECTED FINANCIAL INFORMATION

     The selected financial information for each of the five years in the period ended December 31, 1996 set forth below has been derived from and should be read in conjunction with the financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. The selected historical financial information for all periods after 1992 reflects the deconsolidation of the Entertainment Group, principally TWE, effective January 1, 1993.

     The selected historical  financial information  for 1996  reflects (a)  the issuance of approximately 173.4 million shares of common stock and the assumption of approximately $2.8 billion of indebtedness in connection with the TBS Transaction, (b) the issuance of 1.6 million shares of Series M exchangeable preferred stock having an aggregate liquidation preference of $1.6 billion and the use of approximately $1.55 billion of net proceeds therefrom to reduce debt and (c)(i) the issuance of 6.3 million shares of convertible preferred stock having an aggregate liquidation preference of $633 million and 2.9 million shares of common stock and (ii) the assumption or incurrence of approximately $2 billion of indebtedness, in connection with the acquisition of CVI. The selected historical financial information for 1995 reflects (a) the issuance of 29.3 million shares of convertible preferred stock having an aggregate liquidation preference of $2.926 billion and 2.6 million shares of common stock and (b) the assumption or incurrence of approximately $1.3 billion of indebtedness in connection with (x) the acquisitions of KBLCOM and Summit and (y) the exchange by Toshiba and ITOCHU of their direct and indirect interests in TWE. The selected historical financial information for 1993 reflects the issuance of $6.1 billion of long-term debt and the use of $500 million of cash and equivalents for the exchange or redemption of preferred stock having an aggregate liquidation preference of $6.4 billion. The selected historical financial information for 1992 reflects the capitalization of TWE on June 30, 1992 and associated refinancings, and the acquisition of the 18.7% minority interest in ATC as of June 30, 1992, using the purchase method of accounting for business combinations.

     Per common share amounts and average common shares have been restated to give effect to the four-for-one common stock split that occurred on September 10, 1992.

                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED OPERATING STATEMENT INFORMATION                       1996       1995       1994       1993       1992
                                                              -------    -------    -------    -------    -------
                                                                     (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues...................................................   $10,064    $ 8,067    $ 7,396    $ 6,581    $13,070
Depreciation and amortization..............................       988        559        437        424      1,172
Business segment operating income (a)......................       966        697        713        591      1,343
Equity in pretax income of Entertainment Group.............       290        256        176        281         --
Interest and other, net....................................     1,174        877        724        718        882
Income (loss) before extraordinary item....................      (156)      (124)       (91)      (164)        86
Net income (loss) (b)......................................      (191)      (166)       (91)      (221)        86
Net loss applicable to common shares (after preferred
  dividends)...............................................      (448)      (218)      (104)      (339)      (542)
Per share of common stock:
  Net loss (b).............................................   $ (1.04)   $ (0.57)   $ (0.27)   $ (0.90)   $ (1.46)
  Dividends................................................   $  0.36    $  0.36    $  0.35    $  0.31    $ 0.265
Average common shares......................................     431.2      383.8      378.9      374.7      371.0

------------
 (a) Business segment operating income for the year ended December 31, 1995 includes $85 million in losses relating to certain businesses and joint ventures owned by the Music division which were restructured or closed.

 (b) The net loss for the year ended December 31, 1996 includes an extraordinary loss on the retirement of debt of $35 million ($.09 per common share). The net loss for the year ended December 31, 1995 includes an extraordinary loss on the retirement of debt of $42 million ($.11 per common share). The net loss for the year ended December 31, 1993 includes an extraordinary loss on the retirement of debt of $57 million ($.15 per common share) and an unusual charge of $70 million ($.19 per common share) from the effect of the new income tax law on Time Warner's deferred income tax liability.

                                                                                 DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED BALANCE SHEET INFORMATION                             1996       1995       1994       1993       1992
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)

Investments in and amounts due to and from Entertainment
  Group....................................................   $ 5,814    $ 5,734    $ 5,350    $ 5,627    $    --
Total assets...............................................    35,064     22,132     16,716     16,892     27,366
Debt due within one year...................................        11         34        355        120        171
Long-term debt.............................................    12,713      9,907      8,839      9,291     10,068
Borrowings against future stock option proceeds............       488         --         --         --         --
Company-obligated mandatorily redeemable preferred
  securities of subsidiaries holding solely subordinated
  notes and debentures of subsidiaries of the Company(c)...       949        949         --         --         --
Series M exchangeable preferred stock......................     1,672         --         --         --         --
Shareholders' equity:
  Preferred stock liquidation preference...................     3,559      2,994        140        140      6,532
  Equity applicable to common stock........................     5,943        673      1,008      1,230      1,635
  Total shareholders' equity...............................     9,502      3,667      1,148      1,370      8,167
Total capitalization.......................................    25,335     14,557     10,342     10,781     18,406

------------
 (c) Includes $374 million of preferred securities that are redeemable for cash or, at Time Warner's option, approximately 18.1 million shares of Hasbro, Inc. common stock owned by Time Warner.

                                TIME WARNER INC.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                          EQUITY IN                       NET          NET INCOME
                          OPERATING        PRETAX                    INCOME (LOSS)     (LOSS) PER     DIVIDENDS
                          INCOME OF       INCOME OF        NET        APPLICABLE         COMMON          PER
                          BUSINESS      ENTERTAINMENT     INCOME       TO COMMON         SHARE         COMMON
QUARTER      REVENUES     SEGMENTS          GROUP         (LOSS)       SHARES(d)         (d)(e)         SHARE
--------     --------     ---------     -------------     ------     -------------     ----------     ---------
                                     (MILLIONS, EXCEPT PER SHARE AMOUNTS)

1996 (a)
1st (b)       $2,068        $ 110           $ 116         $(119)         $(153)          $(0.39)        $0.09
2nd (b)        2,139          215              93           (40)          (110)           (0.28)         0.09
3rd            2,157          139              61           (91)          (167)           (0.43)         0.09
4th            3,700          502              20            59            (18)           (0.03)         0.09
Year (b)      10,064          966             290          (191)          (448)           (1.04)         0.36

1995
1st           $1,817        $ 138           $  22         $ (47)         $ (50)          $(0.13)        $0.09
2nd            1,907          184              84            (8)           (13)           (0.03)         0.09
3rd (c)        1,981           21             129          (144)          (160)           (0.41)         0.09
4th            2,362          354              21            33              5             0.01          0.09
Year (c)       8,067          697             256          (166)          (218)           (0.57)         0.36


                         COMMON
           AVERAGE       STOCK
           COMMON    ------------
QUARTER    SHARES    HIGH     LOW
--------   ------    ----     ---

1996 (a)
1st (b)    391.7     $45 1/4  $37 1/4
2nd (b)    389.5      42 7/8   38 1/8
3rd        385.0      39 7/8   29 3/4
4th        558.7      42 1/4   36 1/2
Year (b)   431.2      45 1/4   29 3/4

1995
1st        379.5     $39 1/4  $33 5/8
2nd        381.4      43 1/2   34 1/4
3rd (c)    386.5      45 5/8   38 7/8
4th        387.5      41 1/4   35 3/4
Year (c)   383.8      45 5/8   33 5/8

------------
 (a) Quarterly financial information for 1996 reflects the acquisition by Time Warner of the remaining interest in TBS that it did not already own, effective as of October 10, 1996.

 (b) The net loss for the first quarter of 1996 includes an extraordinary loss on the retirement of debt of $26 million ($.07 per common share). The net loss for the second quarter of 1996 includes an extraordinary loss on the retirement of debt of $9 million ($.02 per common share).

 (c) Business segment operating income for the third quarter of 1995 includes $85 million in losses relating to certain businesses and joint ventures owned by the Music division which were restructured or closed. The net loss for the third quarter of 1995 includes an extraordinary loss on the retirement of debt of $42 million ($.11 per common share).

 (d)  After preferred dividend requirements.

 (e) Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average common shares outstanding during each period.

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
                      SUMMARIZED FINANCIAL INFORMATION OF
        TIME WARNER COMPANIES, INC. AND TURNER BROADCASTING SYSTEM, INC.

     On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in Turner Broadcasting System, Inc. ('TBS') that it did not already own, as more fully described in Note 2 to the Time Warner Inc. consolidated financial statements. As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name ('Old Time Warner', now known as Time Warner Companies, Inc.) and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company ('New Time Warner'). New Time Warner has fully and unconditionally guaranteed all of the outstanding publicly traded indebtedness of each of Old Time Warner and TBS.

     Set forth below is summarized financial information of each of Old Time Warner and TBS presented for the information of their respective debtholders. Summarized financial information of Old Time Warner presented below includes Old Time Warner's 20% interest in TBS under the equity method of accounting.
Summarized financial information of TBS for all post-merger periods presented below has been adjusted to reflect New Time Warner's basis of accounting and includes $6.254 billion of contributed capital. Summarized financial information of TBS presented below for all pre-merger periods is reflected at TBS's historical cost basis of accounting. Certain reclassifications have been made to TBS's summarized financial information for all pre-merger periods to conform to the post-merger presentation.

OLD TIME WARNER

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                        --------------------------
OPERATING STATEMENT INFORMATION                                                          1996      1995      1994
                                                                                        ------    ------    ------
                                                                                                (MILLIONS)
Revenues.............................................................................   $8,951    $8,067    $7,396
Depreciation and amortization........................................................      902       559       437
Business segment operating income (a)................................................      853       697       713
Equity in pretax income of Entertainment Group.......................................      290       256       176
Interest and other, net..............................................................    1,096       877       724
Loss before extraordinary item.......................................................     (145)     (124)      (91)
Net loss (b).........................................................................     (180)     (166)      (91)

                                                                                                  DECEMBER 31,
                                                                                               ------------------
BALANCE SHEET INFORMATION                                                                       1996       1995
                                                                                               -------    -------
                                                                                                   (MILLIONS)
Total current assets........................................................................   $ 3,529    $ 3,720
Investments in and amounts due to and from Entertainment Group..............................     5,814      5,734
Total assets................................................................................    25,595     22,132
Total current liabilities...................................................................     2,831      3,027
Long-term debt..............................................................................    11,002      9,907
Total liabilities...........................................................................    18,532     17,516
Old Time Warner-obligated mandatorily redeemable preferred securities of subsidiaries
  holding solely subordinated notes and debentures of subsidiaries (c)......................       949        949
Series M exchangeable preferred stock.......................................................     1,672         --
Shareholders' equity........................................................................     4,442      3,667

------------
 (a) Business segment operating income for the year ended December 31, 1995 includes $85 million in losses relating to certain businesses and joint ventures owned by the Music division which were restructured or closed.

 (b) The net loss for the year ended December 31, 1996 includes an extraordinary loss on the retirement of debt of $35 million. The net loss for the year ended December 31, 1995 includes an extraordinary loss on the retirement of debt of $42 million.

 (c) Includes $374 million of preferred securities that are redeemable for cash or, at Old Time Warner's option, approximately 18.1 million shares of Hasbro, Inc. common stock owned by Old Time Warner.

TBS


                                                           THREE            NINE
                                                        MONTHS ENDED    MONTHS ENDED       YEARS ENDED DECEMBER 31,
                                                        DECEMBER 31,     SEPTEMBER 30,  ---------------------------
                                                            1996            1996           1995            1994
                                                        ------------    ------------    -----------    ------------
                                                                                (MILLIONS)

OPERATING STATEMENT INFORMATION
Revenues.............................................      $1,124          $2,735         $ 3,412         $2,790
Depreciation and amortization........................          86             141             188            153
Business segment operating income....................         113             123             415            319
Interest and other, net..............................          62             143             215            216
Income before extraordinary item.....................           3             (20)            103             46
Net income (loss) (a)................................           3             (20)            103             21

                                                                                                  DECEMBER 31,
                                                                                                -----------------
                                                                                                 1996       1995
                                                                                                -------    ------
                                                                                                   (MILLIONS)

BALANCE SHEET INFORMATION
Total current assets.........................................................................   $ 1,286    $1,393
Total assets.................................................................................    11,092     4,395
Total current liabilities....................................................................       934       840
Long-term debt...............................................................................     1,711     2,480
Total liabilities............................................................................     3,989     3,958
Shareholder's equity.........................................................................     7,103       438

------------
 (a) Net income for the year ended December 31, 1994 includes an extraordinary loss on the retirement of debt of $25 million.

                                TIME WARNER INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              UNCONSOLIDATED (PARENT-ONLY) CONDENSED BALANCE SHEET
                                  DECEMBER 31,
                                   (MILLIONS)

                                                                                                1996       1995
                                                                                               -------    -------
ASSETS

Cash and equivalents (a)....................................................................   $    62    $   922
Investments in and amounts due to and from unconsolidated subsidiaries and
  equity method investees...................................................................    16,110     16,040
Other assets................................................................................       216        436
                                                                                               -------    -------
Total assets................................................................................   $16,388    $17,398
                                                                                               -------    -------
                                                                                               -------    -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt..............................................................................   $    --    $ 8,467
Borrowings against future stock option proceeds.............................................       488         --
Deferred income taxes.......................................................................     4,082      3,420
Other liabilities...........................................................................       644        867
Subordinated notes and debentures in support of mandatorily redeemable preferred securities
  of subsidiaries...........................................................................        --        977
Series M exchangeable preferred stock.......................................................     1,672         --

Shareholders' equity:
Preferred stock.............................................................................         4         30
LMCN-V Class Common Stock...................................................................         1         --
Common stock................................................................................         5        388
Paid-in capital.............................................................................    12,250      5,422
Accumulated deficit.........................................................................    (2,758)    (2,173)
                                                                                               -------    -------
Total shareholders' equity..................................................................     9,502      3,667
                                                                                               -------    -------
Total liabilities and shareholders' equity..................................................   $16,388    $17,398
                                                                                               -------    -------
                                                                                               -------    -------

------------
 (a) Cash and equivalents at December 31, 1996 consists of $62 million held in escrow for purposes of funding certain preferred dividend requirements and $557 million at December 31, 1995 segregated for the redemption of long-term debt.

See accompanying notes.

                                TIME WARNER INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
         UNCONSOLIDATED (PARENT-ONLY) CONDENSED STATEMENT OF OPERATIONS
                                   (MILLIONS)

                                                                   THREE MONTHS     NINE MONTHS         YEARS ENDED
                                                                      ENDED            ENDED             DECEMBER 31,
                                                                   DECEMBER 31,    SEPTEMBER 30,   ------------------------
                                                                       1996            1996           1995         1994
                                                                   ------------    -------------   -----------  -----------

Equity in the income of unconsolidated subsidiaries and equity method investees before federal and state income and foreign
  withholding taxes.............................................      $  156           $ 395        $     815    $     731
Interest and other, net.........................................         (16)           (574)            (860)        (641)
Corporate expenses..............................................         (17)            (52)             (74)         (76)
                                                                      ------          ------       -----------  -----------
Income (loss) before federal and state income and foreign
  withholding taxes.............................................         123            (231)            (119)          14
Benefit (provision) for federal and state income and foreign
  withholding taxes.............................................         (64)             16               (5)        (105)
                                                                      ------          ------       -----------  -----------
Income (loss) before extraordinary item.........................          59            (215)            (124)         (91)
Extraordinary loss on debt, net of $22 million and
  $26 million income tax benefit in the nine months ended
  September 30, 1996 and the year ended December 31, 1995,
  respectively..................................................          --             (35)             (42)          --
                                                                      ------          ------       -----------  -----------
Net income (loss)...............................................      $   59           $(250)       $    (166)   $     (91)
                                                                      ------          ------       -----------  -----------
                                                                      ------          ------       -----------  -----------

See accompanying notes.

                                TIME WARNER INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
         UNCONSOLIDATED (PARENT-ONLY) CONDENSED STATEMENT OF CASH FLOWS
                                   (MILLIONS)

                                                                  THREE MONTHS     NINE MONTHS         YEARS ENDED
                                                                     ENDED            ENDED            DECEMBER 31,
                                                                  DECEMBER 31,    SEPTEMBER 30,   ------------------------
                                                                      1996            1996           1995         1994
                                                                  ------------    -------------   -----------  -----------
OPERATIONS
Net income (loss)..............................................     $     59         $  (250)      $    (166)   $     (91)
Extraordinary loss on retirement of debt.......................           --              35              42           --
Noncash interest expense.......................................           --              68             176          219
Excess (deficiency) of distributions over equity in pretax
  income of unconsolidated subsidiaries and equity method
  investees(a).................................................          213            (288)            (89)        (396)
Other, principally changes in operating assets and
  liabilities..................................................           35              89             (72)         149
                                                                  ------------    -------------   -----------  -----------
Cash provided (used) by operations(b)(d).......................          307            (346)           (109)        (119)
                                                                  ------------    -------------   -----------  -----------

INVESTING ACTIVITIES
Investments and acquisitions, principally loans and advances to
  unconsolidated subsidiaries..................................       (1,300)         (1,506)           (353)        (815)
Investment proceeds, principally repayments of loans and
  advances by unconsolidated subsidiaries......................        1,058             304           1,154        1,087
                                                                  ------------    -------------   -----------  -----------
Cash provided (used) by investing activities(c)(d).............         (242)         (1,202)            801          272
                                                                  ------------    -------------   -----------  -----------

FINANCING ACTIVITIES
Borrowings.....................................................           --             845             748          550
Debt repayments................................................           --          (1,526)         (1,455)        (617)
Borrowings against future stock option proceeds................           63             425              --           --
Repurchases of Time Warner common stock........................           (4)           (452)             --           --
Issuance of Series M Preferred Stock...........................           --           1,550              --           --
Issuance of subordinated notes and debentures in support of
  mandatorily redeemable preferred securities of
  subsidiaries.................................................           --              --             977           --
Dividends paid.................................................          (84)           (203)           (171)        (142)
Stock option and dividend reinvestment plans...................           22              83             106           34
Other, principally financing costs.............................           --             (60)            (43)          (6)
                                                                  ------------    -------------   -----------  -----------
Cash provided (used) by investing activities(c)(d).............           (3)            662             162         (181)
                                                                  ------------    -------------   -----------  -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS....................           62            (886)            854          (28)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD....................           --             922              68           96
                                                                  ------------    -------------   -----------  -----------

CASH AND EQUIVALENTS AT END OF PERIOD..........................     $     62         $    36       $     922    $      68
                                                                  ------------    -------------   -----------  -----------
                                                                  ------------    -------------   -----------  -----------

------------
 (a) Distributions from unconsolidated subsidiaries and equity method investees were $369 million, $107 million, $726 million and $335 million in the three months ended December 31, 1996, the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994, respectively.

 (b) Cash payments made for interest amounted to $6 million, $598 million, $628 million and $539 million in the three months ended December 31, 1996, the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994, respectively. U.S. federal and state income and foreign withholding tax payments were $67 million, $231 million, $195 million and $299 million in the three months ended December 31, 1996, the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994, respectively, and related tax refunds were $6 million, $31 million, $19 million and $44 million, respectively.

 (c) For information with respect to certain noncash investing and financing activities of Time Warner, see Note 18 to the Time Warner consolidated financial statements. In addition, noncash investing activities of Time Warner with its unconsolidated subsidiaries included noncash capital distributions (contributions), net, of $2.450 billion and ($176) million in the years ended December 31, 1995 and 1994, respectively.

 (d) The noncash effects of the capitalization of New Time Warner were to increase investments in unconsolidated subsidiaries-$9.783 billion, other assets-$215 million, borrowings against future stock option proceeds-$425 million, deferred income taxes-$3.935 billion, other liabilities-$429 million, Series M exchangeable preferred stock-$1.629 billion and equity-$3.580 billion.

See accompanying notes.

                                TIME WARNER INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT NOTES TO UNCONSOLIDATED (PARENT-ONLY) CONDENSED FINANCIAL INFORMATION

1. BASIS OF PRESENTATION

     On October 10, 1996, Time Warner Inc. ('Time Warner'), acquired the remaining 80% interest in Turner Broadcasting System, Inc. ('TBS') that it did not already own (the 'TBS Transaction'), as more fully described in Note 2 to the Time Warner consolidated financial statements. As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name ('Old Time Warner', now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company ('New Time Warner'). The accompanying condensed financial information presented herein reflects the financial condition, results of operations and cash flows of Old Time Warner prior to the TBS Transaction and New Time Warner thereafter. Similarly, references herein to 'Time Warner' refer to Old Time Warner prior to the TBS Transaction and New Time Warner thereafter.

     Time Warner's investments in and amounts due to and from unconsolidated subsidiaries and equity method investees are stated at cost plus equity in the undistributed income (loss) of subsidiaries and equity method investees, before U.S. federal and state income and foreign withholding taxes, since dates of acquisition. Time Warner's share of the income (loss) of unconsolidated subsidiaries and equity method investees, before federal and state income and foreign withholding taxes, is included in the statement of operations using the equity method. The unconsolidated (parent-only) financial statements should be read in conjunction with the accompanying consolidated financial statements of Time Warner. Capitalized terms are as defined herein or elsewhere in the Time Warner consolidated financial statements.

2. LONG-TERM DEBT

     The principal terms and amounts of the long-term debt of Old Time Warner (parent-only) at December 31, 1995 are set forth in Note 6 to the Time Warner consolidated financial statements. Such indebtedness was not assumed by New Time Warner in connection with the TBS Transaction. Old Time Warner (parent-only) long-term debt at December 31, 1995 excludes unconsolidated subsidiary debt of $1.440 billion.

     New Time Warner has fully and unconditionally guaranteed all of Old Time Warner's and TBS's outstanding publicly traded indebtedness, which amounted to approximately $7.754 billion and $1.030 billion, respectively, at December 31, 1996.

3. BORROWINGS AGAINST FUTURE STOCK OPTION PROCEEDS

     In connection with Time Warner's common stock repurchase program, Old Time Warner entered into a five-year, $750 million revolving credit facility (the 'Stock Option Proceeds Credit Facility') in May 1996. Borrowings under the Stock Option Proceeds Credit Facility are principally used to fund stock repurchases and approximately $200 million of preferred dividend requirements on Time Warner's Series G, H, I and J Preferred Stock. In connection with the TBS
Transaction, New Time Warner assumed all of Old Time Warner's rights and obligations under the Stock Option Proceeds Credit Facility. At December 31, 1996, $488 million of borrowings were outstanding under the Stock Option Proceeds Credit Facility. The principal terms of the Stock Option Proceeds Credit Facility are set forth in Note 7 to the Time Warner consolidated financial statements.

4. SUBORDINATED NOTES AND DEBENTURES

     In August 1995, Old Time Warner issued $385 million principal amount of 4% subordinated notes due December 23, 1997 (the '4% Notes') to a wholly owned subsidiary in support of such subsidiary's issuance of the PERCS. In addition, in December 1995, Old Time Warner issued $592 million principal amount of 8 7/8% subordinated debentures due December 31, 2025 (the '8 7/8% Debentures') to a wholly owned subsidiary in support of such subsidiary's issuance of the Preferred Trust Securities. The 4% Notes and the 8 7/8% Debentures

                                TIME WARNER INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     NOTES TO UNCONSOLIDATED (PARENT-ONLY)
                 CONDENSED FINANCIAL INFORMATION -- (CONTINUED)

were  not assumed  by New  Time Warner in  connection with  the TBS Transaction.
However,  New  Time  Warner  has   guaranteed  Old  Time  Warner's   obligations
thereunder.

5. SERIES M EXCHANGEABLE PREFERRED STOCK

     In April 1996, Old Time Warner raised approximately $1.55 billion of net proceeds in a private placement of 1.6 million shares of 10 1/4% exchangeable preferred stock. As a part of the TBS Transaction, these shares were converted into registered shares of Series M exchangeable preferred stock of New Time Warner with substantially identical terms ('Series M Preferred Stock'). The principal terms of the Series M Preferred Stock are set forth in Note 10 to the Time Warner consolidated financial statements.

                                TIME WARNER INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (MILLIONS)

                                                                             ADDITIONS
                                                               BALANCE AT    CHARGED TO                       BALANCE
                                                               BEGINNING     COSTS AND                        AT END
                        DESCRIPTION                            OF PERIOD      EXPENSES     DEDUCTIONS        OF PERIOD
------------------------------------------------------------   ----------    ----------    ----------        ---------

1996:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts........................     $  188       $    312(a)   $   (264)(c)       $ 236
     Reserves for sales returns and allowances..............        598          2,628(b)     (2,486)(d)(e)      740
                                                               ----------    ----------    ----------        ---------
          Total.............................................     $  786       $  2,940      $ (2,750)          $ 976
                                                               ----------    ----------    ----------        ---------
                                                               ----------    ----------    ----------        ---------
Reserves deducted from amounts due to publishers
     (accounts payable)
     Allowance for magazine and book returns................     $ (163)      $ (1,023)     $  1,007(e)        $(179)
                                                               ----------    ----------    ----------        ---------
                                                               ----------    ----------    ----------        ---------
1995:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts........................     $  157       $    230      $   (199)(c)       $ 188
     Reserves for sales returns and allowances..............        611          2,217        (2,230)(d)(e)      598
                                                               ----------    ----------    ----------        ---------
          Total.............................................     $  768       $  2,447      $ (2,429)          $ 786
                                                               ----------    ----------    ----------        ---------
                                                               ----------    ----------    ----------        ---------
Reserves deducted from amounts due to publishers
     (accounts payable)
     Allowance for magazine and book returns................     $ (159)      $ (1,015)     $  1,011(e)        $(163)
                                                               ----------    ----------    ----------        ---------
                                                               ----------    ----------    ----------        ---------
1994:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts........................     $  131       $    197      $   (171)(c)       $ 157
     Reserves for sales returns and allowances..............        545          1,822        (1,756)(d)(e)      611
                                                               ----------    ----------    ----------        ---------
          Total.............................................     $  676       $  2,019      $ (1,927)          $ 768
                                                               ----------    ----------    ----------        ---------
                                                               ----------    ----------    ----------        ---------
Reserves deducted from amounts due to publishers
     (accounts payable)
     Allowance for magazine and book returns................     $ (154)      $   (905)     $    900(e)        $(159)
                                                               ----------    ----------    ----------        ---------
                                                               ----------    ----------    ----------        ---------

------------
 (a) Includes $40 million charged to other accounts in connection with the allocation of Time Warner's cost to acquire the remaining 80% interest in TBS that it did not already own.

 (b) Includes $21 million charged to other accounts in connection with the allocation of Time Warner's cost to acquire the remaining 80% interest in TBS that it did not already own.

 (c)  Represents uncollectible receivables charged against reserve.

 (d)  Represents returns or allowances applied against reserve.

 (e) The distribution of magazines not owned by Time Warner results in a receivable recorded at the sales price and a corresponding liability to the publisher recorded at the sales price less the distribution commission recognized by Time Warner as revenue. Therefore, it would be misleading to compare magazine revenues to the provision charged to the reserve for magazine returns that is deducted from accounts receivable without also considering the related offsetting activity in the reserve for magazine returns that is deducted from the liability due to the publishers.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     TWE  classifies  its  business  interests  into  three  fundamental  areas:
Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems. TWE also manages the cable properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

STRATEGIC INITIATIVES

SIGNIFICANT TRANSACTIONS

     During the past two years, TWE and Time Warner have pursued significant, strategic initiatives that have resulted in the expansion of their interests in the cable television business. These initiatives were part of a strategy to expand the operation of large geographic clusters of cable television systems in an effort to achieve economies of scale in the development and distribution of new and expanded services. Over the same period, management also engaged in a program to improve the financial condition of TWE, as well as to increase its overall financial flexibility, through the initiation of a debt reduction program and the refinancing of its bank debt. In connection with these strategic objectives, TWE and Time Warner completed a number of transactions in 1996 that have had an effect on TWE's results of operations and financial condition. Such transactions include:

      The acquisition by Time Warner of Cablevision Industries Corporation and related companies ('CVI') on January 4, 1996 (the 'CVI Acquisition'), which strengthened Time Warner Cable's geographic clusters of cable television systems and substantially increased the number of cable subscribers managed by Time Warner Cable. As of December 31, 1996, Time Warner Cable served approximately 12.3 million subscribers, passing nearly 20% of the television homes in the U.S.

      The 1996 closing of certain previously-announced sales by TWE of unclustered cable television systems which raised approximately $150 million of net proceeds for debt reduction. Including the 1995 sale of 51% of its interest in Six Flags Entertainment Corporation ('Six Flags') and the expected 1997 sale of its interest in E! Entertainment Television, Inc., TWE has raised over $1 billion for debt reduction.

     The nature of these transactions and their impact on the results of operations and financial condition of TWE are further discussed below.

CABLE STRATEGY

     Over the past two years, TWE and Time Warner have combined with or acquired cable television systems serving approximately 3.7 million subscribers, which, along with internal growth, has increased the total number of subscribers under the management of Time Warner Cable to 12.3 million from 7.5 million subscribers at the end of 1994. This expansion strategy has also extended Time Warner Cable's reach of cable television systems to neighborhoods passing 19 million homes or close to 20% of television homes in the U.S. In addition, there are now 34 geographic clusters of cable television systems serving over 100,000 subscribers each, including key markets such as New York City, northern New York State, central Florida and North Carolina. Excluding Time Warner's systems, TWE owns or manages cable television systems serving 10 million subscribers, with 31 geographic clusters serving over 100,000 subscribers each. Management believes that the improved concentration of its subscriber base will provide for sustained revenue growth from new and expanded services, and provide certain economies of scale relating to the upgrade of the technological capabilities of Time Warner Cable's cable television systems.

     TWE and Time Warner's current strategy is to restructure their cable television systems, so far as practicable and on a tax-efficient basis, to enable such interests to be self-financed. As part of this strategy, TWE and Time Warner are seeking to reduce their economic interests in the cable television business in order to

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

reduce existing debt and their share of future funding requirements related to the cable operations. The primary alternative being pursued is a restructuring of TWE that would decrease Time Warner's cable interests in TWE and increase Time Warner's interests in TWE's entertainment and cable networks. Any TWE restructuring depends, among other things, upon successful negotiations with U S WEST and other third parties, a renegotiation of certain credit arrangements, including the 1995 Credit Agreement, and consents or approvals from cable television franchise and other regulatory authorities. In addition to, or in lieu of, a TWE restructuring, other alternatives remain available to Time Warner to advance these goals, some of which would not require U S WEST consent but would still require other third party, franchise and regulatory approvals. There is no assurance that any of these efforts will succeed.

USE OF EBITDA

     The following comparative discussion of the results of operations and financial condition of TWE includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ('EBITDA') in order to eliminate the effect on the operating performance of the filmed entertainment and cable businesses of significant amounts of amortization of intangible assets recognized in Time Warner's $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of TWE, and when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In connection with management's strategic initiatives, TWE completed a number of transactions in 1995 which have affected the comparability of its results of operations and financial condition. These transactions include the formation of the TWE-Advance/Newhouse Partnership, the consolidation of Paragon, the refinancing of its bank debt, the reacquisition of the Time Warner Service Partnership Assets and certain asset sales, including the sale of 51% of TWE's interest in Six Flags, all of which are more fully discussed herein. Such transactions are collectively referred to herein as the 'TWE Transactions'.

     In order to enhance comparability, the following discussion of results of operations for TWE is supplemented by pro forma financial information that gives effect to the TWE Transactions as if such transactions had occurred at the beginning of 1995. The pro forma results are presented for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of 1995, nor are they necessarily indicative of future operating results.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

RESULTS OF OPERATIONS

1996 VS. 1995

     EBITDA and operating income for TWE in 1996 and 1995 are as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                                                    OPERATING
                                                                                EBITDA               INCOME
                                                                           -----------------     ---------------
                                                                            1996       1995       1996      1995
                                                                           ------     ------     ------     ----
                                                                                        (MILLIONS)

Filmed Entertainment....................................................   $  525     $  459     $  242     $228
Six Flags Theme Parks(1)................................................       --         60         --       29
Broadcasting-The WB Network.............................................      (98)       (66)       (98)     (66)
Cable Networks-HBO......................................................      350        291        328      274
Cable...................................................................    1,536      1,255        606      495
                                                                           ------     ------     ------     ----
Total...................................................................   $2,313     $1,999     $1,078     $960
                                                                           ------     ------     ------     ----
                                                                           ------     ------     ------     ----

------------

(1) Deconsolidated as a result of the sale of a 51% interest in Six Flags effective as of June 23, 1995.

     TWE had revenues of $10.852 billion and net income of $210 million for the year ended December 31, 1996, compared to revenues of $9.517 billion, income of $97 million before an extraordinary loss on the retirement of debt and net income of $73 million for the year ended December 31, 1995.

     On a pro forma basis, giving effect to the TWE Transactions as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the year ended December 31, 1995, revenues of $9.682 billion, EBITDA of $2.031 billion, operating income of $962 million, income before extraordinary item of $172 million and net income of $148 million. No pro forma financial information has been presented for TWE for the year ended December 31, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

     As discussed more fully below, TWE's historical net income was higher in 1996 as compared to pro forma results in 1995 due to an overall increase in operating income generated by its business segments, interest savings due to lower floating interest rates and the absence of a $24 million extraordinary loss on the retirement of debt recognized in 1995, offset in part by a decrease in investment-related income and an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership. On a historical basis, such underlying operating trends were enhanced by favorable comparisons as 1996 more fully benefited from the interest savings on lower average debt levels related to management's ongoing debt reduction program.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $70 million in the year ended December 31, 1996, and $86 million in the year ended December 31, 1995, have been
provided   for  the  operations   of  TWE's  domestic   and  foreign  subsidiary
corporations.

     Filmed Entertainment-Warner Bros. Revenues increased to $5.639 billion, compared to $5.069 billion in 1995. EBITDA increased to $525 million from $459 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $283 million in 1996 and $231 million in 1995. Operating income increased to $242 million from $228 million. Revenues benefited from increases in worldwide home video, television distribution and consumer products operations, offset in part by lower international theatrical revenues. EBITDA and operating income benefited principally from the revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization principally related to the 1996 summer opening of an international theme park in Germany.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting.

     Broadcasting -- The WB Network. The WB Network recorded an operating loss of $98 million on $87 million of revenues in 1996, compared to an operating loss of $66 million on $33 million of revenues in 1995. The increase in revenues and operating losses primarily resulted from the expansion of the WB Network's primetime programming schedule (now at three nights) and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. In addition, operating losses for 1995 were mitigated by a favorable legal settlement. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $1.763 billion in 1996, compared to $1.593 billion in 1995. EBITDA increased to $350 million from $291 million. Depreciation and amortization amounted to $22 million in 1996 and $17 million in 1995. Operating income increased to $328 million from $274 million. Revenues benefited primarily from a significant increase in subscriptions to 32.4 million from 29.7 million at the end of 1995. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $3.851 billion in 1996, compared to $3.005 billion in 1995. EBITDA increased to $1.536 billion from $1.255 billion. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $930 million in 1996 and $760 million in 1995. Operating income increased to $606 million from $495 million. The 1996 Cable operating results increased as a result of the full year effect from the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995 and the consolidation of Paragon Communications effective as of July 6, 1995.

     On a pro forma basis, TWE's Cable division had 1995 revenues of $3.368 billion, EBITDA of $1.346 billion, depreciation and amortization of $818 million and operating income of $528 million. In comparison to 1995 pro forma results, 1996 revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's 'social contract' with the FCC and increases in pay-per-view and advertising revenues. EBITDA and operating income increased principally as a result of revenue gains, offset in part, with respect to operating income only, by higher depreciation and amortization relating to increased capital spending.

     Interest and Other, Net. Interest and other, net, decreased to $522 million in 1996, compared to $580 million in 1995. Interest expense decreased to $475 million, compared to $571 million in 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $47 million in 1996 compared to other expense, net, of $9 million in 1995, principally due to an overall decrease in investment-related income. The decrease in investment-related income resulted from a reduction in interest income, and lower aggregate gains on the sale of certain unclustered cable systems and other investments. The reduction in interest income related to lower average cash balances and lower average principal amounts due under the note receivable from U S WEST that was fully collected as of June 1996.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

1995 VS. 1994

     EBITDA and operating income for TWE in 1995 and 1994 are as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                                                     OPERATING
                                                                                  EBITDA              INCOME
                                                                             -----------------     -------------
                                                                              1995       1994      1995     1994
                                                                             ------     ------     ----     ----
                                                                                         (MILLIONS)

Filmed Entertainment-Warner Bros..........................................   $  459     $  407     $228     $201
Six Flags Theme Parks(1)..................................................       60        135       29       56
Broadcasting-the WB Network...............................................      (66)        --      (66)      --
Cable Network-HBO.........................................................      291        255      274      236
Cable.....................................................................    1,255        994      495      355
                                                                             ------     ------     ----     ----
Total.....................................................................   $1,999     $1,791     $960     $848
                                                                             ------     ------     ----     ----
                                                                             ------     ------     ----     ----

------------

(1) Deconsolidated as a result of the sale of a 51% interest in Six Flags effective as of June 23, 1995.

     TWE had revenues of $9.517 billion, income of $97 million before an extraordinary loss on the retirement of debt and net income of $73 million for the year ended December 31, 1995, compared to revenues of $8.460 billion and net income of $161 million for the year ended December 31, 1994. The decrease in net income in 1995 was principally related to a $24 million extraordinary loss on the retirement of debt and higher depreciation and amortization relating to increased capital spending.

     As discussed more fully below, TWE's operating results in 1995 reflect an overall increase in operating income generated by its business segments (including the contribution by the TWE-Advance/Newhouse Partnership) and an increase in investment-related income resulting from gains on the sale of certain unclustered cable systems and other investments, offset in part by minority interest expense related to the consolidation of the operating results of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $86 million in the year ended December 31, 1995, and $40 million in the year ended December 31, 1994, have been
provided   for  the  operations   of  TWE's  domestic   and  foreign  subsidiary
corporations.

     Filmed Entertainment-Warner Bros. Revenues increased to $5.069 billion, compared to $4.476 billion in 1994. EBITDA increased to $459 million from $407 million. Depreciation and amortization, including amortization related to the purchase of WCI, amounted to $231 million in 1995 and $206 million in 1994. Operating income increased to $228 million from $201 million. Revenues benefited from increases in worldwide theatrical, home video, consumer products and television distribution operations. Worldwide theatrical and domestic home video revenues in 1995 were led by the success of Batman Forever. EBITDA and operating income benefited from the revenue gains and increased income from licensing operations.

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is now accounted for under the equity method of accounting. Accordingly, revenues decreased to $227 million, compared to $557 million in 1994. EBITDA decreased to $60 million from $135 million. Depreciation and amortization amounted to $31 million in 1995 and $79 million in 1994. Operating income decreased to $29 million from $56 million.

     Broadcasting-The WB Network. The WB Network was launched in January 1995, and generated $66 million of operating losses on $33 million of revenues. The operating loss was mitigated by a favorable legal

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

settlement, as well as by funding from a limited partner admitted as of August 1995. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $1.593 billion, compared to $1.494 billion in 1994. EBITDA increased to $291 million from $255 million. Depreciation and amortization amounted to $17 million in 1995 and $19 million in 1994. Operating income increased to $274 million from $236 million. Revenues benefited primarily from an increase in subscriptions to 29.7 million from 27 million at the end of 1994, as well as from higher pay-TV rates. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. The 1995 Cable operating results reflect the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995 and the consolidation of Paragon effective as of July 6, 1995. Revenues increased to $3.005 billion, compared to $2.220 billion in 1994. EBITDA increased to $1.255 billion from $994 million. Depreciation and amortization, including amortization related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $760 million in 1995 and $639 million in 1994. Operating income increased to $495 million from $355 million. Revenues and operating results benefited from the formation of the TWE-Advance/Newhouse Partnership and the consolidation of Paragon. Excluding such effects, revenues benefited from an increase in basic cable subscribers and increases in nonregulated revenues, including pay-TV, pay-per-view and advertising. Excluding the positive contributions from the TWE-Advance/Newhouse Partnership and the consolidation of Paragon, EBITDA and operating income increased as a result of the revenue gains, offset in part by the full year impact of the second round of cable rate regulations that went into effect in July 1994, higher start-up costs for telephony operations and, with respect to operating income only, higher depreciation and amortization relating to increased capital spending.

     Interest and Other, Net. Interest and other, net, decreased to $580 million in 1995, compared to $587 million in 1994. Interest expense increased to $571 million, compared to $563 million in 1994, principally as a result of higher short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements, offset in part by interest savings in the last quarter of 1995 on lower debt levels related to management's asset sales program. Other expense, net, decreased to $9 million in 1995 from $24 million in 1994, principally because of an increase in investment-related income related to gains on the sale of certain unclustered cable systems and other investments.

FINANCIAL CONDITION AND LIQUIDITY
DECEMBER 31, 1996

1996 FINANCIAL CONDITION

     At December 31, 1996, TWE had $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital compared to $6.2 billion of debt, $1.4 billion of Time Warner General Partners' Senior Capital and $6.5 billion of partners' capital (net of the $169 million uncollected portion of the note receivable from U S WEST) at December 31, 1995. Cash and equivalents increased to $216 million at December 31, 1996, compared to $209 million at December 31, 1995, reducing the debt-net-of-cash amounts for TWE to $5.5 billion and $6 billion, respectively.

DEBT REDUCTION PROGRAM

     In conjunction with Time Warner and as part of a continuing strategy to enhance the financial position and credit statistics of TWE, an asset sales program was initiated by Time Warner and TWE in 1995. Including the sale of 51% of TWE's interest in Six Flags in June 1995, the sale of certain unclustered cable systems and the

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

expected 1997 sale of TWE's interest in E! Entertainment Television, Inc., TWE has raised over $1 billion for debt reduction.

CREDIT STATISTICS

     The combination of asset sales and the debt refinancing is intended to strengthen the financial position of TWE and, when taken together with EBITDA growth, is expected to continue the improvement of TWE's overall credit statistics. These credit statistics consist of commonly-used liquidity measures such as leverage and coverage ratios. The leverage ratio represents the ratio of total debt, less cash ('Net debt') to total business segment EBITDA, less corporate expenses ('Adjusted EBITDA'). The coverage ratio represents the ratio of Adjusted EBITDA to total interest expense. Those ratios, on a historical basis for 1996 and 1994 and on a pro forma basis for 1995 are as set forth below:

                                                                                HISTORICAL    PRO FORMA     HISTORICAL
                                                                                   1996        1995(a)         1994
                                                                                ----------    ---------     ----------

Net debt/Adjusted EBITDA.....................................................      2.4x          3.0x          3.5x
Adjusted EBITDA/Interest.....................................................      4.7x          3.7x          3.1x

------------
 (a) Pro forma ratios for 1995 give effect to the TWE Transactions as if each of such transactions had occurred at the beginning of 1995. Historical ratios for 1995 are not meaningful and have not been presented because they reflect the operating results of acquired or disposed entities for only a portion of the year in comparison to year-end Net debt levels.

CASH FLOWS

     In 1996, TWE's cash provided by operations amounted to $1.912 billion and reflected $2.313 billion of EBITDA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses and $255 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $513 million of interest payments, $74 million of income taxes and $69 million of corporate expenses. Cash provided by operations of $1.519 billion in 1995 reflected $1.999 billion of business segment EBITDA and $230 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $571 million of interest payments, $75 million of income taxes and $64 million of corporate expenses.

     Cash used by investing activities increased to $1.253 billion in 1996, compared to $688 million in 1995, principally as a result of a $438 million decrease in investment proceeds realized in 1995 relating to management's debt reduction program and higher capital expenditures. Capital expenditures increased to $1.719 billion in 1996, compared to $1.535 billion in 1995, principally as a result of higher capital spending by the Cable Division.

     Cash used by financing activities was $652 million in 1996, compared to $1.693 billion in 1995, principally as a result of a lower level of debt reduction realized in 1996 in connection with management's debt reduction program and a $860 million decrease in distributions paid to Time Warner, offset in part by a $433 million decrease in collections on the note receivable from U S WEST.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $1.348 billion in 1996, compared to $1.178 billion in 1995, and was financed in part through collections on the note receivable from U S WEST of $169 million in 1996 and $602 million in 1995. Capital spending by TWE's Cable division for 1997 is budgeted to be steady at approximately $1.4 billion and is expected to be funded principally by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, the TWE-Advance/Newhouse Partnership and Time Warner. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission and other services.

OFF-BALANCE SHEET ASSETS

     As discussed below, TWE believes that the value of certain off-balance sheet assets should be considered, along with other factors discussed elsewhere herein, in evaluating TWE's financial condition and prospects for future results of operations, including its ability to meet its capital and liquidity needs.

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, TWE has a significant amount of internally-generated intangible assets whose value is not fully reflected in the consolidated balance sheet. Such intangible assets extend across TWE's principal business interests, but are best exemplified by its interest in Warner Bros.' and HBO's copyrighted film and television product libraries, and the creation or extension of brands. Generally accepted accounting principles do not recognize the value of such assets, except at the time they may be acquired in a business combination accounted for by the purchase method of accounting.

     Because TWE owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the home videocassette in the 1980's and potentially the digital video disc in the future, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in TWE's consolidated balance sheet.

WARNER BROS. BACKLOG

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $1.502 billion at December 31, 1996, compared to $1.056 million at December 31, 1995 (including amounts relating to TWE's cable television networks of $189 million and $175 million, respectively, and to Time Warner's cable television networks of $274 million at December 31, 1996). Warner Bros.' backlog increased principally as a result of the licensing of the hit television series Friends and ER for

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

domestic syndication, as well as for exhibition on Time Warner's cable television networks beginning in 1998. Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

FOREIGN CURRENCY RISK MANAGEMENT

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1996, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to
TWE's foreign currency exposure. Time Warner often closes foreign exchange contracts by purchasing an offsetting purchase contract. At December 31, 1996, Time Warner had contracts for the sale of $447 million and the purchase of $104 million of foreign currencies at fixed rates. Of Time Warner's $343 million net sale contract position, none of the foreign exchange purchase contracts and $102 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, compared to contracts for the sale of $113 million of foreign currencies at December 31, 1995.

     See Note 10 to the accompanying consolidated financial statements for a more comprehensive description of TWE's foreign currency risk management activities.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                                   (MILLIONS)

                                                                                                  1996         1995
                                                                                                 -------      -------

ASSETS
CURRENT ASSETS
Cash and equivalents..........................................................................   $   216      $   209
Receivables, including $383 and $354 million due from Time Warner,
  less allowances of $373 and $365 million....................................................     1,637        1,635
Inventories...................................................................................     1,134          904
Prepaid expenses..............................................................................       159          161
                                                                                                 -------      -------
Total current assets..........................................................................     3,146        2,909

Noncurrent inventories........................................................................     2,263        1,909
Loan receivable from Time Warner..............................................................       400          400
Investments...................................................................................       351          383
Property, plant and equipment, net............................................................     5,999        5,205
Cable television franchises...................................................................     3,054        3,360
Goodwill......................................................................................     3,996        4,119
Other assets..................................................................................       764          620
                                                                                                 -------      -------
Total assets..................................................................................   $19,973      $18,905
                                                                                                 -------      -------
                                                                                                 -------      -------
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable..............................................................................   $   935      $   697
Participations and programming costs payable..................................................     1,393        1,090
Debt due within one year......................................................................         7           47
Other current liabilities, including $82 million in 1996 due to Time Warner...................     1,740        1,380
                                                                                                 -------      -------
Total current liabilities.....................................................................     4,075        3,214

Long-term debt................................................................................     5,676        6,137
Other long-term liabilities, including $138 and $198 million due to Time Warner...............     1,085          924
Minority interests............................................................................     1,020          726
Time Warner General Partners' Senior Capital..................................................     1,543        1,426

PARTNERS' CAPITAL
Contributed capital...........................................................................     7,537        7,522
Undistributed partnership earnings (deficit)..................................................      (963)        (875)
Note receivable from U S WEST.................................................................        --         (169)
                                                                                                 -------      -------
Total partners' capital.......................................................................     6,574        6,478
                                                                                                 -------      -------
Total liabilities and partners' capital.......................................................   $19,973      $18,905
                                                                                                 -------      -------
                                                                                                 -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                         1996         1995        1994
                                                                                        -------      ------      ------

Revenues (a).........................................................................   $10,852      $9,517      $8,460
                                                                                        -------      ------      ------

Cost of revenues (a)(b)..............................................................     7,441       6,597       5,976
Selling, general and administrative (a)(b)...........................................     2,333       1,960       1,636
                                                                                        -------      ------      ------

Operating expenses...................................................................     9,774       8,557       7,612
                                                                                        -------      ------      ------

Business segment operating income....................................................     1,078         960         848
Interest and other, net (a)..........................................................      (522)       (580)       (587)
Minority interest....................................................................      (207)       (133)         --
Corporate services (a)...............................................................       (69)        (64)        (60)
                                                                                        -------      ------      ------

Income before income taxes...........................................................       280         183         201
Income taxes.........................................................................       (70)        (86)        (40)
                                                                                        -------      ------      ------

Income before extraordinary item.....................................................       210          97         161
Extraordinary loss on retirement of debt.............................................        --         (24)         --
                                                                                        -------      ------      ------

Net income...........................................................................   $   210      $   73      $  161
                                                                                        -------      ------      ------
                                                                                        -------      ------      ------

------------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the years ended December 31, 1996, 1995 and 1994, respectively: revenues-$198 million, $56 million and $112 million; cost of revenues-$(95) million, $(54) million and $(70) million; selling, general and administrative-$(38) million, $(61) million and $(72) million; interest and other, net-$30 million, $24 million and $21 million; and corporate expenses-$(69) million, $(64) million and $(60) million (Note 13).

(b) Includes depreciation and amortization expense of:...............................   $1,235       $1,039      $  943
                                                                                        -------      ------      ------
                                                                                        -------      ------      ------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                        1996         1995         1994
                                                                                       -------      -------      -------

OPERATIONS
Net income..........................................................................   $   210      $    73      $   161
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt............................................        --           24           --
Depreciation and amortization.......................................................     1,235        1,039          943
Equity in (income) losses of investee companies, net of distributions...............        38           84           58
Changes in operating assets and liabilities:
    Receivables.....................................................................       (50)        (159)        (192)
    Inventories.....................................................................      (637)        (118)         (76)
    Accounts payable and other liabilities..........................................       970          679          400
    Other balance sheet changes.....................................................       146         (103)           2
                                                                                       -------      -------      -------

Cash provided by operations.........................................................     1,912        1,519        1,296
                                                                                       -------      -------      -------

INVESTING ACTIVITIES
Investments and acquisitions........................................................      (146)        (203)        (156)
Capital expenditures................................................................    (1,719)      (1,535)      (1,153)
Investment proceeds.................................................................       612        1,050           50
Loan to Time Warner.................................................................        --           --         (400)
                                                                                       -------      -------      -------

Cash used by investing activities...................................................    (1,253)        (688)      (1,659)
                                                                                       -------      -------      -------

FINANCING ACTIVITIES
Borrowings..........................................................................       215        2,484          977
Debt repayments.....................................................................      (716)      (3,596)        (945)
Collections on note receivable from U S WEST........................................       169          602          234
Capital distributions...............................................................      (228)      (1,088)        (170)
Other...............................................................................       (92)         (95)          --
                                                                                       -------      -------      -------

Cash provided (used) by financing activities........................................      (652)      (1,693)          96
                                                                                       -------      -------      -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.........................................         7         (862)        (267)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.........................................       209        1,071        1,338
                                                                                       -------      -------      -------

CASH AND EQUIVALENTS AT END OF PERIOD...............................................   $   216      $   209      $ 1,071
                                                                                       -------      -------      -------
                                                                                       -------      -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (MILLIONS)

                                                                                    PARTNERS' CAPITAL
                                                  TIME WARNER    -------------------------------------------------------
                                                    GENERAL                     UNDISTRIBUTED       U S
                                                   PARTNERS'                     PARTNERSHIP        WEST         TOTAL
                                                    SENIOR       CONTRIBUTED      EARNINGS          NOTE       PARTNERS'
                                                    CAPITAL        CAPITAL        (DEFICIT)      RECEIVABLE     CAPITAL
                                                  -----------    -----------    -------------    ----------    ---------

BALANCE AT DECEMBER 31, 1993...................     $ 1,536        $ 7,398          $(393)        $ (1,005)     $ 6,000
Net income.....................................                                       161                           161
Distributions (a)..............................                                       (46)                          (46)
Allocation of income...........................         127                          (127)                         (127)
Collections....................................                                                        234          234
Other..........................................                                        11                            11
                                                  -----------    -----------        -----        ----------    ---------
BALANCE AT DECEMBER 31, 1994...................       1,663          7,398           (394)            (771)       6,233
Net income.....................................                                        73                            73
Distributions (a)..............................        (366)                         (421)                         (421)
Reacquisition of Time Warner Service
  Partnership Assets (b).......................                        124                                          124
Allocation of income...........................         129                          (129)                         (129)
Collections....................................                                                        602          602
Other..........................................                                        (4)                           (4)
                                                  -----------    -----------        -----        ----------    ---------
BALANCE AT DECEMBER 31, 1995...................       1,426          7,522           (875)            (169)       6,478
Net income.....................................                                       210                           210
Distributions (a)..............................                                      (199)                         (199)
Capital contributions..........................                         15                                           15
Allocation of income...........................         117                          (117)                         (117)
Collections....................................                                                        169          169
Other..........................................                                        18                            18
                                                  -----------    -----------        -----        ----------    ---------
BALANCE AT DECEMBER 31, 1996...................     $ 1,543        $ 7,537          $(963)        $     --      $ 6,574
                                                  -----------    -----------        -----        ----------    ---------
                                                  -----------    -----------        -----        ----------    ---------

------------
(a) Distributions in 1996, 1995 and 1994 included $215 million, $346 million and $173 million, respectively, of accrued tax-related distributions.
    Previously-accrued stock option distributions of $16 million and $177 million were reversed in 1996 and 1994 because the market price of Time Warner common stock declined during the period and stock option distributions of $50 million were accrued in 1995 because of an increase in the market price of Time Warner common stock. Distributions in 1995 and 1994 included $25 million and $50 million of cash distributions to the Time Warner Service Partnerships, respectively. In addition, Time Warner General Partners' Senior Capital was reduced in 1995 by a $366 million distribution of partnership income previously allocated to such interest.

(b) Time Warner General Partners' Series B Capital was increased in 1995 by the $124 million historical cost of the Time Warner Service Partnership Assets reacquired by TWE.

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Time Warner Entertainment Company, L.P., a Delaware limited partnership ('TWE'), classifies its business interests into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

     Each of the business interests within Entertainment, Cable Networks and Cable is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (2) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children's cartoons and television programming, (3) Six Flags, the largest regional theme park operator in the United States, in which TWE owns a 49% interest, (4) HBO and Cinemax, the leading pay television services and (5) Time Warner Cable, the second largest operator of cable television systems in the U.S.

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 11). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations.
The cash flow from operations generated by such business interests is significantly greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ('Time Warner')* $14 billion acquisition of Warner Communications Inc. ('WCI') in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ('ATC') in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $436 million in 1996, $444 million in 1995 and $478 million in 1994.

     Subsidiaries of Time Warner are the general partners of TWE ('Time Warner General Partners'). During 1995, Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of each of ITOCHU Corporation and Toshiba Corporation. As a result, Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital'), and 100% of the senior priority capital ('Senior Capital') and junior priority capital ('Series B Capital'). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ('U S WEST'), which acquired such interests in 1993 for $1.532 billion of cash and a $1.021 billion 4.4% note (the 'U S WEST Note Receivable') that was fully collected during 1996.

BASIS OF PRESENTATION

     The consolidated financial statements of TWE reflect (i) the formation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, (ii) the deconsolidation of Six Flags Entertainment Corporation ('Six Flags')
effective  as  of  June  23,  1995  and  (iii)  the  consolidation  of   Paragon

------------

* On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in Turner Broadcasting System, Inc. ('TBS') that it did not already own. As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name ('Old Time Warner', now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company. Unless the context indicates otherwise, references herein to 'Time Warner' refer to Old Time Warner.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Communications   ('Paragon')   effective   as   of   July   6,   1995.   Certain
reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

     In lieu of contributing certain assets to the partnership at its capitalization in 1992 (the 'Beneficial Assets'), the Time Warner General Partners assigned to TWE the net cash flow generated by such assets or agreed to pay an amount equal to the net cash flow generated by such assets. TWE has the right to receive from the Time Warner General Partners, at the limited partners' option, an amount equal to the fair value of the Beneficial Assets, net of associated liabilities, that have not been contributed to TWE, rather than continuing to receive the net cash flow, or an amount equal to the net cash flow, generated by such Beneficial Assets. The consolidated financial statements include the assets and liabilities of the businesses contributed by the Time Warner General Partners, including the Beneficial Assets and associated liabilities, all at Time Warner's historical cost basis of accounting.

BASIS OF CONSOLIDATION AND
ACCOUNTING FOR INVESTMENTS

     The   consolidated  financial  statements  include   100%  of  the  assets,
liabilities, revenues, expenses, income, loss and cash flows of TWE and all companies in which TWE has a direct and indirect controlling voting interest ('subsidiaries'), as if TWE and its subsidiaries were a single company.
Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between TWE and its partners and affiliates are disclosed as related party transactions (Note 13).

     Investments in companies in which TWE has significant influence but less than a controlling voting interest are accounted for using the equity method. Under the equity method, only TWE's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet, only TWE's share of the investee's earnings is included in the consolidated operating results,  and  only  the  dividends, cash  distributions,  loans  or  other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated cash flows.

FOREIGN CURRENCY

     The financial position and operating results of substantially all of the foreign operations of TWE are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included in partners' capital. Foreign currency transaction gains and losses, which have not been material, are included in operating results.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

     Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues from the distribution of theatrical and television product in order to evaluate the ultimate recoverability of accounts receivables and film inventory recorded as assets in the consolidated balance sheet. Accounts receivables and sales related to the distribution of home video product in the filmed entertainment industry are subject to customers' rights to return unsold items. Management periodically reviews such estimates and it is reasonably possible that management's assessment of recoverability

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of accounts receivables and individual films and television product may change based on actual results and other factors.

REVENUES AND COSTS

     Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is principally completed within eighteen months of initial release and thereafter with respect to distribution to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

     Television films and series are initially produced for the networks or first-run television syndication (the primary markets) and may be subsequently licensed to foreign or domestic cable and syndicated television markets (the secondary markets). Revenues from the distribution of television product are recognized when the films or series are available to telecast, except for barter agreements where the recognition of revenue is deferred until the related advertisements are exhibited.

     License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter upon which revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. Such contractual rights for which revenue is not yet recognizable is referred to as 'backlog.' Excluding advertising barter contracts, Warner Bros.' backlog amounted to $1.502 billion and $1.056 billion at December 31, 1996 and 1995, respectively (including amounts relating to the licensing of film product to TWE's cable television networks of $189 million and $175 million, respectively, and to Time Warner's cable television networks of $274 million at December 31, 1996).

     Inventories of theatrical and television product are stated at the lower of amortized cost or net realizable value. Cost includes direct production and acquisition costs, production overhead and capitalized interest. A portion of the cost to acquire WCI in 1989 was allocated to its theatrical and television product, including an allocation to product that had been exhibited at least once in all markets ('Library'). The Library is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Current film inventories include the unamortized cost of completed feature films allocated to the primary markets, television films and series in production pursuant to a contract of sale, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films in the primary markets. Noncurrent film inventories include the unamortized cost of completed theatrical and television films allocated to the secondary markets, theatrical films in production and the Library.

     A significant portion of cable system and cable programming revenues are derived from subscriber fees. Subscriber fees are recorded as revenue in the period the service is provided. The cost of rights to exhibit feature films and other programming on pay cable services during one or more availability periods ('programming costs') generally is recorded when the programming is initially available for exhibition, and is allocated to the appropriate availability periods and amortized as the programming is exhibited.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ADVERTISING

     In accordance with the Financial Accounting Standards Board ('FASB') Statement No. 53, 'Financial Reporting by Producers and Distributors of Motion Picture Films,' advertising costs for theatrical and television product are capitalized and amortized over the related revenue streams in each market for which such costs are intended to benefit, which generally does not exceed three months. Other advertising costs are expensed upon the first exhibition of the advertisement. Advertising expense, excluding theatrical and television product, amounted to $332 million in 1996, $241 million in 1995 and $190 million in 1994.

CASH AND EQUIVALENTS

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash, and have original maturities of three months or less.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions to cable property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided generally on the straight-line method over useful lives ranging up to thirty years for buildings and improvements and up to fifteen years for furniture, fixtures, cable television equipment and other equipment. Property, plant and equipment consists of:

                                                                                                  DECEMBER 31,
                                                                                               -------------------
                                                                                                1996        1995
                                                                                               -------     -------
                                                                                                   (MILLIONS)

Land and buildings..........................................................................   $   780     $   732
Cable television equipment..................................................................     6,602       5,859
Furniture, fixtures and other equipment.....................................................     2,129       1,752
                                                                                               -------     -------
                                                                                                 9,511       8,343
Less accumulated depreciation...............................................................    (3,512)     (3,138)
                                                                                               -------     -------
Total.......................................................................................   $ 5,999     $ 5,205
                                                                                               -------     -------
                                                                                               -------     -------

     Effective January 1, 1996, TWE adopted FASB Statement No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,' ('FAS 121') which established standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The adoption of FAS 121 did not have a material effect on TWE's financial statements.

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, TWE has a significant and growing amount of intangible assets, including goodwill, cable television franchises and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, TWE does not recognize the fair value of internally-generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, are generally either expensed as incurred, or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as the start-up of The WB Network, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of TWE's internally-generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition.

     TWE amortizes goodwill over periods up to forty years using the straight-line method. Cable television franchises and other intangible assets are amortized over periods up to twenty years using the straight-line method. In 1996, 1995 and 1994, amortization of goodwill amounted to $123 million, $127 million and $129 million, respectively; amortization of cable television franchises amounted to $225 million, $223 million and $208 million, respectively; and amortization of other intangible assets amounted to $88 million, $94 million and $141 million, respectively. Accumulated amortization of intangible assets at December 31, 1996 and 1995 amounted to $2.623 billion and $2.337 billion, respectively.

     TWE separately reviews the carrying value of acquired intangible assets for each acquired entity on a quarterly basis to determine whether an impairment may exist. TWE considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. Upon a determination that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and will be reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in estimated discounted future cash flows of the acquired business to recover the carrying value related to the intangible assets.

INCOME TAXES

     As a Delaware limited partnership, TWE is not subject to U.S. federal and state income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes are provided on the income of such corporations using the liability method of accounting for income taxes prescribed by FASB Statement No. 109, 'Accounting for Income Taxes.'

2.  ACQUISITIONS AND DISPOSITIONS

TWE-ADVANCE/NEWHOUSE PARTNERSHIP

     On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ('Advance/Newhouse') to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments that included Advance/Newhouse's 10% interest in Primestar Partners, L.P. ('Primestar'). TWE owns a two-thirds equity interest in the TWE-Advance/Newhouse Partnership and is the managing partner. TWE consolidates the partnership and the one-third equity interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. Beginning on April 1, 1998, either partner can initiate a dissolution in which TWE would receive two-thirds and Advance/Newhouse would receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost, which, with respect to Advance/Newhouse, consisted of assets contributed to the partnership of approximately $338 million and liabilities assumed by the partnership of approximately $9 million. No gain was recognized by TWE upon the capitalization of the partnership.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SIX FLAGS

     On June 23, 1995, TWE sold 51% of its interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags has been deconsolidated and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting. TWE reduced debt by approximately $850 million in 1995 in connection with the transaction, and a portion of the income on the transaction has been deferred by TWE principally as a result of its guarantee of certain third-party, zero-coupon indebtedness of Six Flags due in 1999.

PRO FORMA FINANCIAL INFORMATION

     The accompanying consolidated statement of operations includes the operating results of the Advance/Newhouse businesses from the date of contribution to the partnership. On a pro forma basis, giving effect to (i) the formation of the TWE-Advance/Newhouse Partnership, (ii) the refinancing of approximately $2.6 billion of bank debt (Note 5), (iii) the consolidation of Paragon, (iv) the reacquisition of the Time Warner Service Partnership Assets (Note 7), (v) the sale of 51% of TWE's interest in Six Flags and (vi) the sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the year ended December 31, 1995, revenues of $9.682 billion, depreciation and amortization of $1.069 billion, operating income of $962 million, income before extraordinary item of $172 million and net income of $148 million. No pro forma information has been presented for 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

3.  INVENTORIES

    TWE's inventories consist of:

                                                                                     DECEMBER 31,
                                                                   -------------------------------------------------
                                                                            1996                       1995
                                                                   ----------------------     ----------------------
                                                                   CURRENT     NONCURRENT     CURRENT     NONCURRENT
                                                                   -------     ----------     -------     ----------
                                                                                      (MILLIONS)
Film costs:
     Released, less amortization................................   $  544        $  535       $  529        $  437
     Completed and not released.................................      168            42           74            22
     In process and other.......................................       21           704           11           396
     Library, less amortization.................................       --           664           --           717
Programming costs, less amortization............................      319           318          219           337
Merchandise.....................................................       82            --           71            --
                                                                   -------     ----------     -------     ----------
Total...........................................................   $1,134        $2,263       $  904        $1,909
                                                                   -------     ----------     -------     ----------
                                                                   -------     ----------     -------     ----------

     Excluding  the  Library,  the  total cost  incurred  in  the  production of theatrical and television films amounted to $2.543 billion in 1996, $2.011 billion in 1995 and $1.667 billion in 1994; and the total cost amortized amounted to $1.998 billion, $2 billion and $1.640 billion, respectively. Excluding the Library, the unamortized cost of completed films at December 31, 1996 amounted to $1.289 billion, more than 90% of which is expected to be amortized within three years after release.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  INVESTMENTS

    TWE's investments consist of:

                                                                                                   DECEMBER 31,
                                                                                                -------------------
                                                                                                 1996        1995
                                                                                                -------     -------
                                                                                                    (MILLIONS)
Equity method investments....................................................................    $ 298       $ 335
Cost method investments......................................................................       53          48
                                                                                                -------     -------
Total........................................................................................    $ 351       $ 383
                                                                                                -------     -------
                                                                                                -------     -------

     Companies accounted for using the equity method include Comedy Partners, L.P. (50% owned), certain cable system joint ventures (generally 50% owned), Primestar (31% owned), Six Flags (49% owned), certain international cable and programming joint ventures (generally 25% owned) and Courtroom Television Network (33% owned in 1996 and 1995). A summary of combined financial information as reported by the equity investees of TWE is set forth below:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1996       1995       1994
                                                                                     ------     ------     ------
                                                                                              (MILLIONS)

Revenues..........................................................................   $1,823     $1,450     $  722
Depreciation and amortization.....................................................      197        195        125
Operating income (loss)...........................................................       62         (9)        11
Net loss..........................................................................     (138)      (168)       (53)
Current assets....................................................................      624        455        192
Total assets......................................................................    3,193      2,416      1,281
Current liabilities...............................................................      431        405        305
Long-term debt....................................................................    2,853      1,778        554
Total liabilities.................................................................    2,829      2,323        926
Total shareholders' equity or partners' capital...................................      340         93        355

5.  LONG-TERM DEBT

    Long-term debt consists of:

                                                                                                  DECEMBER 31,
                                                                                                -----------------
                                                                                                 1996       1995
                                                                                                ------     ------
                                                                                                   (MILLIONS)

Credit agreement, weighted average interest rates of 6.1% and 6.4%...........................   $1,555     $2,185
Commercial paper, weighted average interest rates of 5.8% and 6.2%...........................      310        157
9 5/8% notes due May 1, 2002.................................................................      600        600
7 1/4% debentures due September 1, 2008......................................................      599        599
10.15% notes due May 1, 2012.................................................................      250        250
8 7/8% notes due October 1, 2012.............................................................      347        347
8 3/8% debentures due March 15, 2023.........................................................      991        991
8 3/8% debentures due July 15, 2033..........................................................      994        994
Other........................................................................................       30         14
                                                                                                ------     ------
Total........................................................................................   $5,676     $6,137
                                                                                                ------     ------
                                                                                                ------     ------

     In June 1995, TWE, the TWE-Advance/Newhouse Partnership and a wholly-owned subsidiary of Time Warner ('TWI Cable') executed a five-year revolving credit facility (the '1995 Credit Agreement'). The 1995

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Credit Agreement enabled such entities to refinance certain indebtedness assumed in certain cable acquisitions, to refinance TWE's indebtedness under a pre-existing bank credit agreement and to finance the ongoing working capital, capital expenditure and other corporate needs of each borrower.

     The 1995 Credit Agreement permits borrowings in an aggregate amount of up to $8.3 billion, with no scheduled reductions in credit availability prior to maturity in June 2000. Borrowings are limited to $4 billion in the case of TWI Cable, $5 billion in the case of the TWE-Advance/Newhouse Partnership and $8.3 billion in the case of TWE, subject in each case to certain limitations and adjustments. Such borrowings bear interest at specific rates for each of the three borrowers, generally equal to LIBOR plus a margin initially ranging from 50 to 87.5 basis points, which margin will vary based on the credit rating or financial leverage of the applicable borrower. Unused credit is available for general business purposes and to support any commercial paper borrowings. Each borrower is required to pay a commitment fee initially ranging from .2% to .35% per annum on the unused portion of its commitment. The 1995 Credit Agreement contains certain covenants for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and loans, advances, distributions and other cash payments or transfers of assets from the borrowers to their respective partners or affiliates.

     In July 1995, TWE borrowed approximately $2.6 billion under the 1995 Credit Agreement to repay and terminate its pre-existing bank credit agreement. In connection therewith, TWE recognized an extraordinary loss of $24 million to write-off deferred financing costs related to the former credit agreement.

     As a result of the Six Flags transaction, long-term debt was reduced by approximately $850 million in 1995, including the deconsolidation of Six Flags' 9.25% zero coupon notes due in 1999. Such zero coupon notes have been guaranteed by TWE.

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.4 billion of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE (the 'Time Warner General Partner Guarantees'). Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the 'Indenture') requires the unanimous consent of the holders of the notes and debentures to terminate the Time Warner General Partner Guarantees prior to June 30, 1997, and the consent of a majority of such holders to effect a termination thereafter. There are generally no restrictions on the ability of the Time Warner General Partner guarantors to transfer material assets, other than TWE assets, to parties that are not guarantors.

     Interest expense was $475 million in 1996, $571 million in 1995 and $563 million in 1994. The weighted average interest rate on TWE's total debt was 7.8% and 7.7% at December 31, 1996 and 1995, respectively.

     TWE has the intent and the ability under the 1995 Credit Agreement to continue to refinance its commercial paper borrowings on a long-term basis. TWE is not obligated to repay any portion of its long-term debt until the year 2000, when the 1995 Credit Agreement expires and all borrowings thereunder, including commercial paper supported by the 1995 Credit Agreement, are required to be repaid.

6.  INCOME TAXES

    Domestic and foreign pretax income (loss) are as follows:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                       1996       1995        1994
                                                                                     --------    -------    ---------
                                                                                                (MILLIONS)

Domestic..........................................................................     $263       $ 191       $ 242
Foreign...........................................................................       17          (8)        (41)
                                                                                     --------    -------    ---------
Total.............................................................................     $280       $ 183       $ 201
                                                                                     --------    -------    ---------
                                                                                     --------    -------    ---------

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As a partnership, TWE is not subject to U.S. federal, state or local income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes (benefits) of TWE and subsidiary corporations are as set forth below:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                   ----------------------------------
                                                                                     1996        1995         1994
                                                                                   --------    ---------    ---------
                                                                                               (MILLIONS)
Federal:
     Current(1).................................................................     $  4        $   7        $   6
     Deferred...................................................................       (3)          (5)          (2)
Foreign:
     Current(2).................................................................       86           74           53
     Deferred...................................................................      (21)           6          (16)
State and local:
     Current....................................................................        5            7           14
     Deferred...................................................................       (1)          (3)         (15)
                                                                                   --------    ---------    ---------
Total income taxes..............................................................     $ 70        $  86        $  40
                                                                                   --------    ---------    ---------
                                                                                   --------    ---------    ---------

------------

(1) Includes utilization of Six Flags' tax carryforwards in the amount of $16 million in 1995 and $35 million in 1994.
(2) Includes foreign withholding taxes of $54 million in 1996, $60 million in 1995 and $44 million in 1994.

     The financial statement basis of TWE's assets exceeds the corresponding tax basis by $8.1 billion at December 31, 1996, principally as a result of differences in accounting for depreciable and amortizable assets for financial statement and income tax purposes.

7.  TWE PARTNERS' CAPITAL

     Each partner's interest in TWE consists of the initial priority capital and residual equity amounts that were assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to the partnership, as adjusted for the fair value of certain assets distributed by TWE to the Time Warner General Partners in 1993 which were not subsequently reacquired by TWE in 1995 ('Contributed Capital'), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together with any previously allocated net partnership income, provides for the various priority capital rates of return specified in the table below. The sum of Contributed Capital and the undistributed priority capital return is referred to herein as 'Cumulative Priority Capital.' Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the priority of Contributed Capital, ownership of Contributed Capital and Cumulative Priority Capital at December 31, 1996 and priority capital rates of return thereon is set forth below:

                                                                  PRIORITY       TIME
                                                   CUMULATIVE     CAPITAL       WARNER
                                     CONTRIBUTED    PRIORITY      RATES OF     GENERAL
PRIORITY OF CONTRIBUTED CAPITAL      CAPITAL(a)     CAPITAL      RETURN(b)     PARTNERS
-----------------------------------  -----------   ----------   ------------   --------
                                            (BILLIONS)         (% PER ANNUM  (OWNERSHIP %)
                                                                 COMPOUNDED
                                                                 QUARTERLY)
Senior Capital.....................     $ 1.4         $1.5(c)        8.00%      100.00%
Series A Capital...................       5.6          9.9          13.00%(d)    63.27%
Series B Capital...................       2.9(g)       5.2          13.25%(e)   100.00%
Residual Capital...................       3.3(g)       3.3(f)          --(f)     63.27%

                                    LIMITED PARTNERS
                                   -------------------
                                                  U S
PRIORITY OF CONTRIBUTED CAPITAL    TIME WARNER   WEST
-----------------------------------------------  -----
                                       (OWNERSHIP %)
Senior Capital.....................       --       --
Series A Capital...................    11.22%    25.51%
Series B Capital...................       --       --
Residual Capital...................    11.22%    25.51%

------------
(a) Excludes partnership income or loss allocated thereto.
(b) Income allocations related to priority capital rates of return are based on partnership income after any special tax allocations.
(c) Net of $366 million of partnership income distributed in 1995 representing the priority capital return thereon through June 30, 1995.
(d) 11.00% to the extent concurrently distributed.
(e) 11.25% to the extent concurrently distributed.
(f) Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.
(g) The Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

     Because Contributed Capital is based on the fair value of the net assets that each partner contributed to the partnership, the aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in the consolidated financial statements, which is based on the historical cost of the contributed net assets. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

     Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic  burden of  the income  tax consequences  of partnership  operations is borne as though the partnership were taxed as a corporation ('special tax allocations'), then to the Senior Capital, Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Contributed Capital of, the Residual Capital, Series B
Capital and Series A Capital, in that order, then to reduce the Time Warner General Partners' Senior Capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

     The TWE partnership agreement provides, under certain circumstances, for the distribution of partnership income allocated to the Senior Capital owned by the Time Warner General Partners. Pursuant to such provision, $366 million of partnership income was distributed to the Time Warner General Partners in 1995. Beginning on July 1, 1997, the Senior Capital and, to the extent not previously distributed, partnership income allocated thereto is required to be distributed in three annual installments, with the initial distribution expected to be approximately $535 million. The Series B Capital owned by subsidiaries of Time Warner may be increased if

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

certain operating performance targets are achieved over a five-year period ending on December 31, 1996 and a ten-year period ending on December 31, 2001. Although satisfaction of the ten-year operating performance target is indeterminable at this time, the five-year target was not attained.

     U S WEST has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests, depending on cable operating performance. The option is exercisable between January 1, 1999 and on or about May 31, 2005 at a maximum exercise price of $1.25 billion to $1.8 billion, depending on the year of exercise. Either U S WEST or TWE may elect that the exercise price be paid with partnership interests rather than cash.

     Distributions and loans to the partners are subject to partnership and credit agreement limitations. Generally, TWE must be in compliance with the cash flow coverage and leverage ratios, restricted payment limitations and other credit agreement covenants in order to make such distributions or loans.

     In September 1993, certain assets of TWE were distributed to the Time Warner General Partners and were owned and operated by other partnerships (the 'Time Warner Service Partnerships') in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. This distribution was recorded for financial statement purposes based on the $95 million historical cost of such assets and, for partnership agreement purposes, Time Warner General Partners' Series B Capital was reduced by approximately $300 million. In 1994, U S WEST received a judicial order that TWE was no longer prohibited from owning or operating substantially all of such assets. Accordingly, in September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto, (the 'Time Warner Service Partnership Assets') in exchange for Series B Capital interests in TWE equal to approximately $400 million. The reacquisition was recorded for financial statement purposes based on the $124 million historical cost of the Time Warner Service Partnership Assets. Prior to the reacquisition of the Time Warner Service Partnership Assets in September 1995, TWE was required to make quarterly cash distributions of Series B Capital in the amount of $12.5 million to the Time Warner General Partners ('TWSP Distributions'), which the General Partners were then required to contribute to the Time Warner Service Partnerships. TWE paid TWSP Distributions to the Time Warner General Partners in the amount of $25 million and $50 million in 1995 and 1994, respectively, which were recorded as reductions of Time Warner General Partners' Series B Capital.

     TWE reimburses Time Warner for the amount by which the market price on the exercise date of Time Warner common stock options exercised by employees of TWE exceeds the exercise price or, with respect to options granted prior to the TWE capitalization, the greater of the exercise price and $27.75, the market price of the common stock at the time of the TWE capitalization on June 30, 1992 ('Stock Option Distributions'). TWE accrues Stock Option Distributions and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously-accrued Stock Option Distributions and the corresponding liability when the market price of Time Warner common stock declines. Stock Option Distributions are paid when the options are exercised. At December 31, 1996 and 1995, TWE had recorded a liability for Stock Option Distributions of $93 million and $122 million, respectively, based on the unexercised options and the market prices at such dates of $37.50 and $37.875, respectively, per Time Warner common share. TWE paid Stock Option Distributions to Time Warner in the amount of $13 million, $17 million and $5 million in 1996, 1995 and 1994, respectively.

     Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ('Tax Distributions'), including any taxable income generated by the Beneficial Assets, subject to limitations referred to herein. The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions were previously subject to restrictions until July 1995 and are now paid to

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Time Warner General Partners on a current basis. TWE paid Tax Distributions to the Time Warner General Partners in the amount of $215 million, $680 million and $115 million in 1996, 1995 and 1994, respectively.

     In addition to Stock Option Distributions, Tax Distributions and Senior Capital Distributions, quarterly cash distributions may be made to the partners to the extent of excess cash, as defined in the TWE partnership agreement ('Excess Cash Distribution'). Assuming that no additional partnership interests are issued to new partners and that certain cash distribution thresholds are met, cash distributions other than Stock Option Distributions, Tax Distributions and Senior Capital Distributions will in the aggregate be made 63.27% to the Time Warner General Partners, 11.22% to Time Warner and 25.51% to U S WEST prior to June 30, 1998; thereafter, the Time Warner General Partners will be entitled to additional distributions with respect to Series B Capital. If aggregate distributions made to the limited partners, generally from all sources, have not reached approximately $800 million by June 30, 1997, cash distributions to the Time Warner General Partners with respect to the Time Warner General Partners' Series A Capital and Residual Capital, other than Stock Option Distributions and Tax Distributions, will be deferred until such threshold is met. Similarly, if such aggregate distributions to the limited partners have not reached approximately $1.6 billion by June 30, 1998, cash distributions with respect to Series B Capital will be deferred until such threshold is met. If any such deferral occurs, a portion of the corresponding partnership income allocations with respect to such deferred amounts will be made at a rate higher than otherwise would have been the case. As of December 31, 1996, no cash distributions have been made to the limited partners. In addition, if a division of TWE or a substantial portion thereof is sold, the net proceeds of such sale, less expenses and proceeds used to repay outstanding debt, will be required to be distributed with respect to the partners' partnership interests. Similar distributions are required to be made in the event of a financing or refinancing of debt. Subject to any limitations on the incurrence of additional debt contained in the TWE partnership and credit agreements, and the Indenture, TWE may borrow funds to make distributions.

8.  STOCK OPTION PLANS

     Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. Such options have been granted to employees of TWE at, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, no compensation cost has been recognized by Time Warner, nor charged to TWE, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value at the grant dates for all awards during 1995 and 1996 under those plans consistent with the method set forth under FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'), TWE's allocable share of compensation cost would have decreased its net income to the pro forma amounts indicated below:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                         ---------------------------
                                                                                            1996            1995
                                                                                         -----------    ------------
                                                                                                (IN MILLIONS)
Net income:
     As reported......................................................................      $ 210           $ 73
                                                                                         -----------         ---
                                                                                         -----------         ---
     Pro forma........................................................................      $ 193           $ 68
                                                                                         -----------         ---
                                                                                         -----------         ---

     FAS 123 is applicable only to stock options granted subsequent to December 31, 1994. Accordingly, since TWE's compensation expense associated with such grants would generally be recognized over a three-year vesting period, the initial impact of applying FAS 123 on pro forma net income is not representative of the potential impact on pro forma net income in future years, when the pro forma effect would be fully reflected.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants to TWE employees in 1996 and 1995, respectively: dividend yields of 1% in both periods; expected volatility of 21.7% and 22.3%, risk-free interest rates of 5.7% and 6.6%; and expected lives of 5 years in both periods. The weighted average fair value of an option granted to TWE employees during the year was $10.43 and $11.46 for the years ended December 31, 1996 and 1995, respectively. The weighted average exercise price and fair value of an option granted during the year at prices exceeding the market price of the stock on the date of grant are $48.51 and $6.82, respectively.

     A summary of stock option activity with respect to employees of TWE is as follows:

                                                                                                          WEIGHTED-
                                                                                            THOUSANDS      AVERAGE
                                                                                               OF         EXERCISE
                                                                                             SHARES         PRICE
                                                                                            ---------     ---------
Balance at January 1, 1994...............................................................     26,880       $ 31.54
Granted..................................................................................      3,856         36.73
Exercised................................................................................       (437)        19.71
Cancelled(a).............................................................................       (101)        35.81
                                                                                            ---------
Balance at December 31, 1994.............................................................     30,198       $ 32.36
Granted..................................................................................      2,141         38.13
Exercised................................................................................     (1,316)        27.31
Cancelled(a).............................................................................     (2,488)        29.69
                                                                                            ---------
Balance at December 31, 1995.............................................................     28,535       $ 33.26
Granted..................................................................................      4,510         42.48
Exercised................................................................................     (1,242)        28.67
Cancelled(a).............................................................................     (1,492)        31.37
                                                                                            ---------
Balance at December 31, 1996.............................................................     30,311       $ 34.91
                                                                                            ---------
                                                                                            ---------

------------

(a) Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into TWE to and from other Time Warner divisions.

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1996       1995       1994
                                                                                     ------     ------     ------
                                                                                             (THOUSANDS)
Exercisable.......................................................................   22,772     21,846     21,318

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding with respect to employees of TWE at December 31, 1996:

                                                                 OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                        --------------------------------------   ------------------------
                                                                        WEIGHTED-
                                                                         AVERAGE     WEIGHTED-                  WEIGHTED-
                                                           NUMBER       REMAINING     AVERAGE       NUMBER       AVERAGE
                                                        OUTSTANDING    CONTRACTUAL   EXERCISE    EXERCISABLE    EXERCISE
               RANGE OF EXERCISE PRICES                 AT 12/31/96        LIFE         PRICE     AT 12/31/96      PRICE
------------------------------------------------------  ------------   -----------   ---------   ------------   ---------
                                                        (THOUSANDS)                              (THOUSANDS)

Under $17.............................................        455        3 years      $ 16.61          455       $ 16.61
$17.00 to $25.00......................................      3,124        3 years      $ 21.80        3,124       $ 21.80
$25.01 to $35.00......................................      6,564        5 years      $ 28.89        6,402       $ 28.75
$35.01 to $40.00......................................     11,547        5 years      $ 36.65        8,619       $ 36.22
$40.01 to $45.00......................................      7,621        7 years      $ 42.15        4,172       $ 42.18
$45.01 to $48.51......................................      1,000        9 years      $ 48.51           --       $    --
                                                        ------------                             ------------
Total.................................................     30,311        5 years      $ 34.91       22,772       $ 32.84
                                                        ------------                             ------------
                                                        ------------                             ------------

     TWE reimburses Time Warner for the use of Time Warner stock options on the basis described in Note 7.

9.  BENEFIT PLANS

     TWE and its divisions have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Qualifying plans are funded in accordance with government pension and income tax regulations. Plan assets are invested in equity and fixed income securities. Time Warner's common stock represents approximately 5% and 6% of plan assets at December 31, 1996 and 1995, respectively.

     Pension expense included the following:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1996       1995        1994
                                                                                     --------    -------    --------
                                                                                               (MILLIONS)

Service cost......................................................................     $ 33       $  20       $ 26
Interest cost.....................................................................       28          21         24
Actual return on plan assets......................................................      (27)        (55)         4
Net amortization and deferral.....................................................        7          37        (21)
                                                                                     --------    -------    --------
Total.............................................................................     $ 41       $  23       $ 33
                                                                                     --------    -------    --------
                                                                                     --------    -------    --------

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The status of funded pension plans is as follows:

                                                                                                     DECEMBER 31,
                                                                                                   -----------------
                                                                                                    1996      1995
                                                                                                   ------    -------
                                                                                                      (MILLIONS)

Accumulated benefit obligation (90% vested).....................................................    $212      $ 213
Effect of future salary increases...............................................................     124        111
                                                                                                   ------    -------
Projected benefit obligation....................................................................     336        324
Plan assets at fair value.......................................................................     284        247
                                                                                                   ------    -------
Projected benefit obligation in excess of plan assets...........................................     (52)       (77)
Unamortized actuarial losses....................................................................       1         60
Unamortized plan changes........................................................................       3          5
Other...........................................................................................      (2)        (3)
                                                                                                   ------    -------
Accrued pension expense.........................................................................    $(50)     $ (15)
                                                                                                   ------    -------
                                                                                                   ------    -------

     The following assumptions were used in accounting for pension plans:

                                                                                         1996      1995      1994
                                                                                         ----      ----      ----

Weighted average discount rate........................................................   7.75%     7.25%      8.5%
Return on plan assets.................................................................      9%        9%        9%
Rate of increase in compensation levels...............................................      6%        6%        6%

     Certain domestic employees of TWE participate in multiemployer pension plans as to which the expense amounted to $30 million in 1996, $21 million in 1995 and $18 million in 1994. Employees in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

     Certain domestic employees also participate in Time Warner's savings and profit sharing plans, as to which the expense amounted to $28 million in 1996, $25 million in 1995 and $23 million in 1994. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans are generally determined by management.

10.  FINANCIAL INSTRUMENTS

     The carrying value of TWE's financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt and certain differences related to cost method investments and other financial instruments which are not significant. The fair value of financial instruments, such as long-term debt and investments, is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.

LONG-TERM DEBT

     Based on the level of interest rates prevailing at December 31, 1996, the fair value of TWE's fixed-rate debt exceeded its carrying value by $181 million which represents an unrealized loss. Based on the level of interest rates prevailing at December 31, 1995, the fair value of TWE's fixed-rate debt exceeded its carrying value by $386 million, which represents an unrealized loss. Unrealized gains or losses related to the differences in the fair value and carrying value of TWE's long-term debt are not recognized unless such debt is retired prior to its maturity.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FOREIGN EXCHANGE RISK MANAGEMENT

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1996, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1996, Time Warner had contracts for the sale of $447 million and the purchase of $104 million of foreign currencies at fixed rates and maturities of three months or less. Of Time Warner's $343 million net sale contract position, none of the foreign exchange purchase contracts and $102 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, primarily Japanese yen (21% of net contract position related to TWE), French francs (22%), German marks (11%) and Canadian dollars (19%), compared to a net sale contract position of $113 million of foreign currencies at December 31, 1995.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at December 31, 1996 and 1995. No cash is required to be received or paid with respect to the realization of such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the years ended December 31, 1996, 1995 and 1994, TWE recognized $6 million in gains, $11 million in losses and $20 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

     Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure at December 31, 1996, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1996 would result in approximately $5 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1996 would result in $5 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

11.  SEGMENT INFORMATION

     TWE  classifies  its  business  interests  into  three  fundamental  areas:
Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different business segments is set forth below. The operating results of TWE reflect the formation of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, the deconsolidation of Six Flags effective as of June 23, 1995 and the consolidation of Paragon effective as of

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

July 6, 1995. The operating results of Six Flags prior to June 23, 1995 are reported separately to facilitate comparability.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1996        1995       1994
                                                                                    -------     ------     ------
                                                                                             (MILLIONS)
REVENUES(1)
Filmed Entertainment-Warner Bros. ...............................................   $ 5,639     $5,069     $4,476
Six Flags Theme Parks............................................................        --        227        557
Broadcasting-The WB Network......................................................        87         33         --
Cable Networks-HBO...............................................................     1,763      1,593      1,494
Cable............................................................................     3,851      3,005      2,220
Intersegment elimination.........................................................      (488)      (410)      (287)
                                                                                    -------     ------     ------
Total............................................................................   $10,852     $9,517     $8,460
                                                                                    -------     ------     ------
                                                                                    -------     ------     ------

------------

(1) Substantially all operations outside of the United States support the export of domestic products. Revenues include export sales of $2.134 billion in 1996, $1.982 billion in 1995 and $1.693 billion in 1994. Approximately 62% of export revenues are from sales to European customers.

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                          1996      1995     1994
                                                                                         ------     ----     ----
                                                                                                (MILLIONS)
OPERATING INCOME
Filmed Entertainment-Warner Bros. ....................................................   $  242     $228     $201
Six Flags Theme Parks.................................................................       --       29       56
Broadcasting-The WB Network...........................................................      (98)     (66)      --
Cable Networks-HBO....................................................................      328      274      236
Cable.................................................................................      606      495      355
                                                                                         ------     ----     ----
Total.................................................................................   $1,078     $960     $848
                                                                                         ------     ----     ----
                                                                                         ------     ----     ----

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                                          1996     1995     1994
                                                                                          ----     ----     ----
                                                                                                (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment-Warner Bros.......................................................   $158     $107     $ 71
Six Flags Theme Parks..................................................................     --       20       51
Broadcasting-The WB Network............................................................     --       --       --
Cable Networks-HBO.....................................................................     22       16       13
Cable..................................................................................    619      452      330
                                                                                          ----     ----     ----
Total..................................................................................   $799     $595     $465
                                                                                          ----     ----     ----
                                                                                          ----     ----     ----

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                                          1996     1995     1994
                                                                                          ----     ----     ----
                                                                                                (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(1)
Filmed Entertainment-Warner Bros. .....................................................   $125     $124     $135
Six Flags Theme Parks..................................................................     --       11       28
Broadcasting-The WB Network............................................................     --       --       --
Cable Networks-HBO.....................................................................     --        1        6
Cable..................................................................................    311      308      309
                                                                                          ----     ----     ----
Total..................................................................................   $436     $444     $478
                                                                                          ----     ----     ----
                                                                                          ----     ----     ----

------------

(1) Amortization includes amortization  relating to the  acquisitions of WCI  in
    1989   and  the  ATC  minority  interest  in  1992  and  to  other  business combinations accounted for by the purchase method.

     Information as to the assets and capital expenditures of TWE is as follows:

                                                                                          DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1996        1995        1994
                                                                                 -------     -------     -------
                                                                                           (MILLIONS)
ASSETS
Filmed Entertainment-Warner Bros..............................................   $ 8,057     $ 7,334     $ 7,133
Six Flags Theme Parks.........................................................        --          --         814
Broadcasting-The WB Network...................................................        67          63          --
Cable Networks-HBO............................................................       997         935         895
Cable.........................................................................    10,202       9,842       8,191
Corporate(1)..................................................................       650         731       1,629
                                                                                 -------     -------     -------
Total.........................................................................   $19,973     $18,905     $18,662
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------

------------

(1) Consists principally of cash, cash equivalents and other investments.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                  1996        1995        1994
                                                                                 -------     -------     -------
                                                                                           (MILLIONS)
CAPITAL EXPENDITURES
Filmed Entertainment-Warner Bros..............................................   $   340     $   294     $   395
Six Flags Theme Parks.........................................................        --          43          46
Broadcasting-The WB Network...................................................         2          --          --
Cable Networks-HBO............................................................        29          20          13
Cable(1)......................................................................     1,348       1,178         699
                                                                                 -------     -------     -------
Total.........................................................................   $ 1,719     $ 1,535     $ 1,153
                                                                                 -------     -------     -------
                                                                                 -------     -------     -------

------------

(1) Cable capital expenditures were funded in part through collections on the U S WEST Note Receivable in the amount of $169 million in 1996, $602 million in 1995 and $234 million in 1994 (Note 1). The U S WEST Note Receivable was fully collected during 1996.

12.  COMMITMENTS AND CONTINGENCIES

     Total rent expense amounted to $205 million in 1996, $176 million in 1995 and $143 million in 1994. The minimum rental commitments under noncancellable long-term operating leases are: 1997-$177 million; 1998-$173 million; $1999-$167 million; 2000-$157 million; 2001-$151 million and after 2001-$893 million.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Minimum commitments and guarantees under certain programming, licensing, franchise and other agreements aggregated approximately $7.3 billion at December 31, 1996, which are payable principally over a five-year period.

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE and the pending litigation with the City of New York and Fox News Channel ('FNC') relating to Time Warner's acquisition of Turner Broadcasting System, Inc. and the carriage of FNC on Time Warner Cable's New York City cable television system. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

13.  RELATED PARTY TRANSACTIONS

     In the normal course of conducting their businesses, TWE units have had various transactions with Time Warner units, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Employees of TWE participate in various Time Warner medical, stock option and other benefit plans for which TWE is charged its allocable share of plan expenses, including administrative costs. In addition, Time Warner provides TWE with certain corporate services for which TWE paid a fee in the amount of $69 million, $64 million and $60 million in 1996, 1995 and 1994, respectively. The corporate support services agreement expires on June 30, 1997, subject to the obligation of both parties to negotiate, in good faith, any extension thereto. Management believes that the corporate services fee is representative of the cost of corporate services that would be necessary for the stand-alone operations of TWE.

     TWE is required to pay a $130 million advisory fee to U S WEST over a five-year period ending September 15, 1998 for U S WEST's expertise in telecommunications, telephony and information technology, and its participation in the management and upgrade of the cable systems to Full Service NetworkTM capacity.

     TWE has management services agreements with Time Warner's Cable division, pursuant to which TWE manages, or provides services to, the cable television systems owned by Time Warner. Such cable television systems also pay fees to TWE for the right to carry cable television programming provided by TWE's cable networks.

     TWE's Filmed Entertainment-Warner Bros. division has various service agreements with Time Warner's Filmed Entertainment-TBS division, pursuant to which TWE's Filmed Entertainment-Warner Bros. division provides certain management and distribution services for Time Warner's theatrical, television and animated product, as well as certain services for administrative and technical support.

     Time Warner's Cable Networks-TBS division has license agreements with TWE, pursuant to which the cable networks have acquired broadcast rights to certain film and television product. In addition, Time Warner's Music division provides home videocassette distribution services to certain TWE operations, and certain TWE units place advertising in magazines published by Time Warner's Publishing division.

     Time Warner and TWE entered into a credit agreement in 1994 that allows Time Warner to borrow up to $400 million from TWE through September 15, 2000. Outstanding borrowings from TWE bear interest at LIBOR plus 1% per annum. Time Warner borrowed $400 million in 1994 under the credit agreement.

     Prior to TWE's reacquisition of the Time Warner Service Partnership Assets in September 1995, TWE had service agreements with the Time Warner Service Partnerships for program signal delivery and transmission services, and TWE provided billing, collection and marketing services to the Time Warner Service Partnerships. TWE also has distribution and merchandising agreements with Time Warner Entertainment Japan Inc., a company owned by certain former and existing partners of TWE to conduct TWE's businesses in Japan.

     In addition to transactions with its partners, TWE has had transactions with The Columbia House Company partnerships, Cinamerica Theatres, L.P., Comedy Partners, L.P., Six Flags and other equity investees of Time

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Warner and the Entertainment Group, generally with respect to sales of product in the ordinary course of business.

14.  ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows:

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                          ------------------------
                                                                                          1996     1995     1994
                                                                                          ----     ----     ----
                                                                                                (MILLIONS)
Cash payments made for interest........................................................   $513     $571     $521
Cash payments made for income taxes, net...............................................     74       75       69
Noncash capital contributions (distributions), net.....................................     (1)      50        4

     Noncash investing activities in 1995 included the formation of the TWE-Advance/Newhouse Partnership in April 1995 (Note 2) and the reacquisition of the Time Warner Service Partnership Assets in September 1995 (Note 7).

     Other current liabilities consist of:

                                                                                                  DECEMBER 31,
                                                                                                -----------------
                                                                                                 1996       1995
                                                                                                ------     ------
                                                                                                   (MILLIONS)
Accrued expenses.............................................................................   $1,200     $  937
Accrued compensation.........................................................................      247        216
Deferred revenues............................................................................      293        227
                                                                                                ------     ------
Total........................................................................................   $1,740     $1,380
                                                                                                ------     ------
                                                                                                ------     ------

                         REPORT OF INDEPENDENT AUDITORS

THE PARTNERS OF
TIME WARNER ENTERTAINMENT COMPANY, L.P.

We have audited the accompanying consolidated balance sheet of Time Warner Entertainment Company, L.P. ('TWE') as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and partnership capital for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of TWE's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWE at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 11, 1997

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         SELECTED FINANCIAL INFORMATION

     The selected financial information for each of the five years in the period ended December 31, 1996 set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. The selected historical financial information for 1995 reflects the consolidation by TWE of the TWE-Advance/Newhouse Partnership resulting from the formation of such partnership, effective as of April 1, 1995, and the consolidation of Paragon effective as of July 6, 1995. The selected historical financial information gives effect to the consolidation of Six Flags effective as of January 1, 1993 as a result of an increase in TWE's ownership of Six Flags from 50% to 100% in September 1993, and the subsequent deconsolidation of Six Flags resulting from the disposition by TWE of a 51% interest in Six Flags effective as of June 23, 1995.

     The selected historical financial information for 1993 also gives effect to the admission of U S WEST as an additional limited partner of TWE as of September 15, 1993 and the issuance of $2.6 billion of TWE debentures during the year to reduce indebtedness under the former TWE credit agreement, and for 1992 gives effect to the initial capitalization of TWE and associated refinancings as of the dates such transactions were consummated and Time Warner's acquisition of the ATC minority interest as of June 30, 1992, using the purchase method of accounting. Time Warner's cost to acquire the ATC minority interest is reflected in the consolidated financial statements of TWE under the pushdown method of accounting.

                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED OPERATING STATEMENT INFORMATION                       1996       1995       1994       1993       1992
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)

Revenues...................................................   $10,852    $ 9,517    $ 8,460    $ 7,946    $ 6,761
Depreciation and amortization..............................     1,235      1,039        943        902        782
Business segment operating income..........................     1,078        960        848        883        795
Interest and other, net....................................       522        580        587        551        525
Income before extraordinary item...........................       210         97        161        208        160
Net income.................................................       210         73        161        198        160

                                                                                 DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED BALANCE SHEET INFORMATION                             1996       1995       1994       1993       1992
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)

Total assets...............................................   $19,973    $18,905    $18,662    $17,963    $15,848
Debt due within one year...................................         7         47         32         24          7
Long-term debt.............................................     5,676      6,137      7,160      7,125      7,171
Time Warner General Partners' Senior Capital...............     1,543      1,426      1,663      1,536         --
Partners' capital..........................................     6,574      6,478      6,233      6,000      6,437

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                                 OPERATING
                                                                                                 INCOME OF     NET
                                                                                                 BUSINESS     INCOME
QUARTER                                                                              REVENUES    SEGMENTS     (LOSS)
----------------------------------------------------------------------------------   --------    ---------    ------
                                                                                               (MILLIONS)

1996
1st...............................................................................   $  2,485     $   268      $ 94
2nd...............................................................................      2,608         297        74
3rd...............................................................................      2,718         271        45
4th...............................................................................      3,041         242        (3)
Year..............................................................................     10,852       1,078       210

1995
1st...............................................................................   $  2,046     $   191      $  4
2nd...............................................................................      2,392         266        56
3rd (a)...........................................................................      2,324         268        23
4th...............................................................................      2,755         235       (10)
Year (a)..........................................................................      9,517         960        73

------------
 (a) Net income for the third quarter of 1995 includes an extraordinary loss on the retirement of debt of $24 million.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (MILLIONS)

                                                                                  ADDITIONS
                                                                    BALANCE AT    CHARGED TO                   BALANCE
                                                                    BEGINNING     COSTS AND                    AT END
                           DESCRIPTION                              OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
-----------------------------------------------------------------   ----------    ----------    ----------    ---------

1996:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $196          $ 97         $  (98)(a)    $ 195
     Reserves for sales returns and allowances...................       169           278           (269)(b)      178
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $365          $375         $ (367)       $ 373
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

1995:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $188          $104         $  (96)(a)    $ 196
     Reserves for sales returns and allowances...................       118           218           (167)(b)      169
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $306          $322         $ (263)       $ 365
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

1994:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $161          $ 49         $  (22)(a)    $ 188
     Reserves for sales returns and allowances...................        96           164           (142)(b)      118
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $257          $213         $ (164)       $ 306
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

------------
 (a)  Represents uncollectible receivables charged against the reserve.
 (b)  Represents returns or allowances applied against the reserve.

                                 EXHIBIT INDEX

 EXHIBIT                                                                                                  SEQUENTIAL
 NUMBER                                             DESCRIPTION                                           PAGE NUMBER
---------   -------------------------------------------------------------------------------------------   -----------


 2.1        The Amended and Restated Agreement and Plan of Merger (the 'Merger Agreement'), dated as of
              September  22, 1995,  among TWCI,  the  Registrant,  Time Warner  Acquisition  Corp.,  TW
              Acquisition  Corp. and TBS (which is incorporated  herein by reference to Appendix A-1(a)
              to the Joint Proxy Statement/Prospectus included as part of the Registrant's Registration
              Statement   on  Form  S-4   (Registration   No.   333-11471)   (the   'S-4   Registration
              Statement')).............................................................................        *
2.2        Amendment No. 1 dated as of August 8,  1996 to the Merger Agreement (which is  incorporated herein  by reference to Appendix A-1(b)  to the Joint Proxy Statement/Prospectus included
              as part of the Registrant's S-4 Registration Statement)..................................        *
 3.(i)(a)   Restated Certificate of  Incorporation of  the Registrant as  filed with  the Secretary  of
               State of the State of  Delaware on October  10,  1996  (which is  incorporated  herein by reference to Exhibit 4.3 to the Registrant's  Post-Effective  Amendment No. 1 on Form S-8
              to the Registrant's  S-4 Registration  Statement  (Registration  No. 333-11471) (the 'S-8
              Registration Statement'))................................................................        *
 3.(i)(b)   Certificate of Amendment  of Restated  Certificate of  Incorporation of  the Registrant  as
              filed with the  Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated  herein by reference  to Exhibit 4.4 to the  Registrant's  S-8  Registration
              Statement)...............................................................................        *
 3.(i)(c)   Certificate  of the Voting  Powers, Designations, Preferences  and Relative, Participating,
              Optional or  Other  Special  Rights,  and  Qualifications,  Limitations  or  Restrictions
              Thereof,  of Series  LMC Common Stock  of the Registrant  as filed with  the Secretary of
              State of the  State of  Delaware on  October 10, 1996  (which is  incorporated herein  by
              reference to Exhibit 4.5 to the Registrant's S-8 Registration Statement).................        *
 3.(i)(d)   Certificate  of the Voting  Powers, Designations, Preferences  and Relative, Participating,
              Optional or  Other  Special  Rights,  and  Qualifications,  Limitations  or  Restrictions
              Thereof,  of Series LMCN-V Common Stock of the  Registrant as filed with the Secretary of
              State of the  State of  Delaware on  October 10, 1996  (which is  incorporated herein  by
              reference to Exhibit 4.6 to the Registrant's S-8 Registration Statement).................        *
 3.(i)(e)   Certificate  of the Voting  Powers, Designations, Preferences  and Relative, Participating,
              Optional or  Other  Special  Rights,  and  Qualifications,  Limitations  or  Restrictions
              Thereof,  of Series A Participating Cumulative Preferred Stock of the Registrant as filed with the Secretary  of State  of the  State of  Delaware on  October 10,  1996 (which  is incorporated  herein by  reference to  Exhibit 4.7  to the  Registrant's S-8 Registration
              Statement)...............................................................................        *
 3.(i)(f)   Certificate of the  Voting Powers, Designations,  Preferences and Relative,  Participating,
              Optional  or  Other  Special  Rights,  and  Qualifications,  Limitations  or Restrictions
              Thereof, of Series  D Convertible Preferred  Stock of  the Registrant as  filed with  the
              Secretary  of State of the  State of Delaware on October  10, 1996 (which is incorporated
              herein by reference to Exhibit 4.8 to the Registrant's S-8 Registration Statement).......        *
 3.(i)(g)   Certificate of the  Voting Powers, Designations,  Preferences and Relative,  Participating,
              Optional  or  Other  Special  Rights,  and  Qualifications,  Limitations  or Restrictions
              Thereof, of Series  E Convertible Preferred  Stock of  the Registrant as  filed with  the
              Secretary  of State of the  State of Delaware on October  10, 1996 (which is incorporated
              herein by reference to Exhibit 4.9 to the Registrant's S-8 Registration Statement).......        *
 3.(i)(h)   Certificate  of  Correction  of  the  Certificate  of  the  Voting  Powers,   Designations,
              Preferences   and  Relative,  Participating,  Optional   or  Other  Special  Rights,  and
              Qualifications, Limitations or  Restrictions Thereof, of  Series E Convertible  Preferred
              Stock  of the Registrant as filed with the Secretary of State of the State of Delaware on
              November 13, 1996........................................................................
 3.(i)(i)   Certificate of the  Voting Powers, Designations,  Preferences and Relative,  Participating,
              Optional  or  Other  Special  Rights,  and  Qualifications,  Limitations  or Restrictions
              Thereof, of Series  F Convertible Preferred  Stock of  the Registrant as  filed with  the
              Secretary  of State of the  State of Delaware on October  10, 1996 (which is incorporated
              herein by reference to Exhibit 4.10 to the Registrant's S-8 Registration Statement)......        *

 EXHIBIT                                                                                                  SEQUENTIAL
 NUMBER                                             DESCRIPTION                                           PAGE NUMBER
---------   -------------------------------------------------------------------------------------------   -----------
 3.(i)(j)   Certificate  of  Correction  of  the  Certificate  of  the  Voting  Powers,   Designations,
              Preferences   and  Relative,  Participating,  Optional   or  Other  Special  Rights,  and
              Qualifications, Limitations or  Restrictions Thereof, of  Series F Convertible  Preferred
              Stock  of the Registrant as filed with the Secretary of State of the State of Delaware on
              November 13, 1996........................................................................
 3.(i)(k)   Certificate of the  Voting Powers, Designations,  Preferences and Relative,  Participating,
              Optional  or  Other  Special  Rights,  and  Qualifications,  Limitations  or Restrictions
              Thereof, of Series  G Convertible Preferred  Stock of  the Registrant as  filed with  the
              Secretary  of State of the  State of Delaware on October  10, 1996 (which is incorporated
              herein by reference to Exhibit 4.11 to the Registrant's S-8 Registration Statement)......        *
 3.(i)(l)   Certificate of the  Voting Powers, Designations,  Preferences and Relative,  Participating,
              Optional  or  Other  Special  Rights,  and  Qualifications,  Limitations  or Restrictions
              Thereof, of Series  H Convertible Preferred  Stock of  the Registrant as  filed with  the
              Secretary  of State of the  State of Delaware on October  10, 1996 (which is incorporated
              herein by reference to Exhibit 4.12 to the Registrant's S-8 Registration Statement)......        *
 3.(i)(m)   Certificate of the  Voting Powers, Designations,  Preferences and Relative,  Participating,
              Optional  or  Other  Special  Rights,  and  Qualifications,  Limitations  or Restrictions
              Thereof, of Series  I Convertible Preferred  Stock of  the Registrant as  filed with  the
              Secretary  of State of the  State of Delaware on October  10, 1996 (which is incorporated
              herein by reference to Exhibit 4.13 to the Registrant's S-8 Registration Statement)......        *
 3.(i)(n)   Certificate of the  Voting Powers, Designations,  Preferences and Relative,  Participating,
              Optional  or  Other  Special  Rights,  and  Qualifications,  Limitations  or Restrictions
              Thereof, of Series  J Convertible Preferred  Stock of  the Registrant as  filed with  the
              Secretary  of State of the  State of Delaware on October  10, 1996 (which is incorporated
              herein by reference to Exhibit 4.14 to the Registrant's S-8 Registration Statement)......        *
 3.(i)(o)   Certificate of the  Voting Powers, Designations,  Preferences and Relative,  Participating,
              Optional  or  Other  Special  Rights,  and  Qualifications,  Limitations  or Restrictions
              Thereof, of 10 1/4% Series M Exchangeable Preferred Stock of the Registrant as filed with the Secretary  of  State  of  the  State  of Delaware  on  October  10,  1996  (which  is incorporated  herein by  reference to Exhibit  4.15 to the  Registrant's S-8 Registration
              Statement)...............................................................................        *
 3.(ii)     By-laws of the Registrant as of November 21, 1996..........................................
 4.1        Rights Agreement  dated as  of October  10,  1996 between  the Registrant  and  ChaseMellon
              Shareholder  Services  L.L.C. (which is incorporated  herein by reference to Exhibit 4.17
              to the Registrant's S-8 Registration Statement)..........................................        *
 4.2        Indenture dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among Time Warner Entertainment Company, L.P. ('TWE'), TWCI, certain of TWCI's  subsidiaries  that are parties  thereto  and The Bank of New York,  as Trustee
              (which is  incorporated  herein by  reference  to Exhibits  10(g)  and  10(h)  to  TWCI's
              Current Report on Form 8-K dated July 14, 1992 (File No. 1-8637)  ('TWCI's July 1992 Form
              8-K'))....................................................................................       *
4.3        Second Supplemental Indenture, dated as  of December 9, 1992,  among TWE, TWCI, certain  of
              TWCI's  subsidiaries that are parties thereto and The Bank of New York, as Trustee (which is  incorporated  herein  by  reference  to  Exhibit  4.2 to  Amendment  No.  1 to  TWE's
              Registration  Statement on Form S-4 (Registration No. 33-67688) filed with the Commission
              on October 25, 1993 ('TWE's 1993 Form S-4')).............................................        *
 4.4        Third  Supplemental Indenture, dated  as of October  12, 1993, among  TWE, TWCI, certain of
              TWCI's subsidiaries that are parties thereto and The Bank of New York, as Trustee  (which
              is incorporated herein by reference to Exhibit 4.3 to TWE's 1993 Form S-4)...............        *
 4.5        Fourth  Supplemental Indenture,  dated as of  March 29,  1994, among TWE,  TWCI, certain of
              TWCI's subsidiaries that are parties thereto and The Bank of New York, as Trustee  (which is  incorporated herein by reference  to Exhibit 4.4 to TWE's  Annual Report on Form 10-K
              for the year ended December 31, 1993 ('TWE's 1993 Form 10-K'))...........................        *

 EXHIBIT                                                                                                  SEQUENTIAL
 NUMBER                                             DESCRIPTION                                           PAGE NUMBER
---------   -------------------------------------------------------------------------------------------   -----------
 4.6        Fifth Supplemental Indenture, dated  as of December 28, 1994, among  TWE, TWCI, certain  of
              TWCI's  subsidiaries that are parties thereto and The Bank of New York, as Trustee (which is incorporated herein by reference  to Exhibit 4.5 to TWE's  Annual Report on Form  10-K
              for the year ended December 31, 1994 ('TWE's 1994 Form 10-K'))...........................        *
 4.7        Indenture dated as of January 15, 1993, between TWCI and The Chase Manhattan Bank (formerly
              Chemical Bank) ('Chase Manhattan'), as Trustee (which is incorporated herein by reference to Exhibit  4.11 to TWCI's  Annual  Report on Form 10-K for the year ended  December  31,
              1992)....................................................................................        *
 4.8        First  Supplemental Indenture dated as of June  15, 1993  between TWCI and Chase Manhattan, as  Trustee (which is incorporated herein by  reference to Exhibit 4 to TWCI's  Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1993).................................        *
 4.9        Second  Supplemental Indenture dated as of October  10, 1996 among the Registrant, TWCI and
              Chase Manhattan,  as Trustee (which is incorporated herein by reference to Exhibit 4.1 to
              TWCI's   Quarterly   Report  on  Form  10-Q  for  the   quarter   ended   September   30,
              1996)....................................................................................        *
 4.10       Third  Supplemental Indenture dated as of December  31, 1996 among the Registrant, TWCI and
              Chase Manhattan, as Trustee..............................................................
10.1        Time Warner 1986 Stock Option Plan, as amended through July 18, 1996.......................
10.2        1988 Stock Incentive Plan of Time Warner Inc., as amended through July 18, 1996............
10.3        Time Warner 1989 Stock Incentive Plan, as amended through July 18, 1996....................
10.4        Time Warner 1994 Stock Option Plan, as amended through July 18, 1996.......................
10.5        Time Warner Corporate Group Stock Incentive Plan, as amended through July 18, 1996.........
10.6        Time Warner  1988 Restricted  Stock Plan  for Non-Employee  Directors, as  amended  through
              November  18, 1993 (which is  incorporated herein by reference  to Exhibit 10.8 to TWCI's
              Annual Report  on Form  10-K for  the year  ended December  31, 1993  ('TWCI's 1993  Form
              10-K'))..................................................................................        *
10.7        Time Warner 1996 Stock Option Plan for Non-Employee Directors (which is incorporated herein by reference to Annex A to TWCI's definitive Proxy Statement dated March 29, 1996 used in
              connection with TWCI's 1996 Annual Meeting of Stockholders)..............................        *
10.8        Deferred  Compensation Plan for Directors  of Time Warner, as  amended through November 18,
              1993 (which is  incorporated herein  by reference  to Exhibit  10.9 to  TWCI's 1993  Form
              10-K)....................................................................................        *
10.9        Time Warner Retirement Plan for Outside Directors, as amended through May 16, 1996.........
10.10       Amended  and Restated Time Warner  Inc. Annual Bonus Plan  for Executive Officers (which is incorporated herein by reference  to Annex A to  TWCI's definitive Proxy Statement  dated
              March 30, 1995 used in connection with TWCI's 1995 Annual Meeting of Stockholders).......        *
10.11       Amended  and Restated Employment  and Termination Agreement  dated as of  March 3, 1989, as amended and restated as of January 10, 1990, between the Registrant and J. Richard  Munro
              (which  is incorporated herein by  reference to Exhibit 10.26  to TWCI's Annual Report on
              Form 10-K for the year ended December 31, 1989 (File No.1-8637))..........................       *
10.12       Amended and  Restated Employment  Agreement dated  as  of November  15, 1990,  between  the
              Registrant  and Gerald M. Levin  (which is  incorporated  herein by  reference to Exhibit
              10.26 to TWCI's Annual Report on Form 10-K for the year ended December 31, 1990 (File No.
              1-8637))......... .......................................................................        *
10.13       Employment Agreement made and effective as of October 10, 1996, between the Registrant  and
              R.E. Turner ('Turner')...................................................................
10.14       Employment  Agreement made as  of November 2,  1994, between the  Registrant and Richard D.
              Parsons (which is  incorporated herein  by reference to  Exhibit 10.17  to TWCI's  Annual
              Report on Form 10-K for the year ended December 31, 1994 ('TWCI's 1994 Form 10-K'))......        *
10.15       Employment  Agreement made  as of  May 17, 1995  between the  Registrant and  Peter R. Haje
              (which is incorporated herein by reference to Exhibit 10.5 to TWCI's Quarterly Report  on
              Form 10-Q for the quarter ended June 30, 1995)...........................................        *

 EXHIBIT                                                                                                  SEQUENTIAL
 NUMBER                                             DESCRIPTION                                           PAGE NUMBER
---------   -------------------------------------------------------------------------------------------   -----------
10.16       Employment Agreement effective as of January 1, 1995, between the Registrant and Richard J.
              Bressler (which is incorporated  herein by reference to Exhibit 10.18 to TWCI's 1994 Form
              10-K)....................................................................................        *
10.17       Amended and Restated  Employment Agreement  effective as of  January 1,  1994, between  the
              Registrant  and Philip R.  Lochner,  Jr.  (which is  incorporated  herein by reference to
              Exhibit 10.20 to TWCI's  1994 Form 10-K).................................................        *
10.18       Employment Agreement  dated as  of May  15, 1996,  between the  Registrant and  Timothy  A.
              Boggs....................................................................................
10.19       Second  Amended and Restated LMC Agreement dated as  of September 22, 1995 among TWCI, LMC,
              TCI Turner Preferred,  Inc.  ('TCITP'),  Communication  Capital Corp.  ('CCC') and United
              Cable Turner Investment, Inc. (which is incorporated herein by reference to Exhibit 10(a)
              to the TWCI Current  Report on Form 8-K dated  September 6, 1996 ('TWCI's  September 1996
              Form 8-K')).................. ...........................................................        *
10.20       SSSI Agreement dated as of October 10, 1996 between the Registrant, LMC, Southern Satellite
              Systems, Inc. and with respect to Section 11(d), Section 11(f) and  Section  11(g)  only,
              Satellite Services, Inc. ................................................................
10.21       Agreement   Containing   Consent   Order   dated  August   14,   1996   among   TWCI,  TBS,
              TCI, LMC and the Federal Trade Commission  (which is incorporated  herein by reference to
              Exhibit 2(b) to TWCI's September 1996 Form 8-K)..........................................        *
10.22       Stockholders' Agreement dated as of October 10,  1996 among the  Registrant, Turner, TCITP,
              Liberty  Broadcasting  Inc.,  CCC,  Turner  Outdoor Inc.  ('Turner  Outdoor')  and Turner
              Partners, L.P. ('Turner Partners').......................................................
10.23       Investors  Agreement (No.  1) dated  as of  October 10, 1996 among  the Registrant, Turner,
              Turner Outdoor and Turner Partners.......................................................
10.24       Investors Agreement (No.  2) dated  as of  October 10,  1996 among  the Registrant,  Turner
              Foundation, Inc. ('Turner Foundation') and Robert E. Turner Charitable Remainder Unitrust
              No. 2 ('Turner Trust')...................................................................
10.25       Registration  Rights Agreement dated  as of October 10, 1996 among  the Registrant, Turner,
              Turner Outdoor, Turner Foundation, Turner Trust and Turner Partners......................
10.26       Credit Agreement dated as  of June 30,  1995 (the 'TWE Credit  Agreement') among TWE,  Time
              Warner  Entertainment-Advance/Newhouse Partnership  ('TWE-AN Partnership')  and TWI Cable
              Inc., as borrowers, Chase  Manhattan, as administrative agent,  Bank of America  National
              Trust  and Savings Association, The Bank of New York and Morgan Guaranty Trust Company of
              New York, as  documentation and syndication  agents, and the  lending institutions  named therein  (which is incorporated  herein by reference  to Exhibit 10(a)  to TWCI's Current
              Report on Form 8-K dated July 6, 1995)...................................................        *
10.27       Amendment No. 1 dated  as of  October  30,  1995 to the TWE  Credit  Agreement  (which   is
              incorporated  herein by reference to Exhibit 10.2 to TWE's Annual Report on Form 10-K for
              the year ended December 31, 1995). ......................................................
10.28       Waiver No. 1 dated as of December 1, 1995 to the TWE Credit Agreement......................
10.29       Amendment and Waiver No. 2 dated as of August 26, 1996 to the TWE Credit Agreement.........
10.30       Credit Agreement,  dated as of July 1, 1993 ('1993 TBS Credit Agreement'),  between TBS and
              Chase Manhattan,  as agent (which is incorporated herein by reference to Exhibit 4.9.1 to
              TBS's   Quarterly    Report   on   Form   10-Q   for   the   quarter   ended   June   30,
              1993)....................................................................................        *
10.31       Form of  Amendment  No. 1, dated as of December 1, 1993,  to the 1993 TBS Credit  Agreement
              (which is  incorporated  herein  by  reference  to  Exhibit  4.6.2 to TBS's  Registration
              Statement on Form S-4  (Registration  No. 33-51739) filed with the Commission on December
              29, 1993 ('TBS's Form S-4 Registration Statement'))......................................        *
10.32       Form of Amendment  No. 2, dated as of December 15, 1993,  to the 1993 TBS Credit  Agreement
              (which  is  incorporated  herein  by  reference  to  Exhibit  4.6.3  to  TBS's  Form  S-4
              Registration Statement)..................................................................        *
10.33       Form of Consent and  Agreement,  dated as of December  21,  1993,  relating to the 1993 TBS
              Credit  Agreement  (which is  incorporated  herein by reference to Exhibit 4.6.4 to TBS's
              Form S-4 Registration Statement).........................................................        *
10.34       Amendment  No. 3, dated as of June 30,  1994,  to the 1993 TBS Credit  Agreement  (which is incorporated  herein by reference to Exhibit 10.46 to TBS's Quarterly Report on Form 10-Q
              for   the   quarter   ended   September   30,   1994   ('TBS's    September   1994   Form
              10-Q'))..................................................................................        *


 EXHIBIT                                                                                                  SEQUENTIAL
 NUMBER                                             DESCRIPTION                                           PAGE NUMBER
---------   -------------------------------------------------------------------------------------------   -----------
10.35       Form of  Amendment  No. 4, dated as of December 5, 1994,  to the 1993 TBS Credit  Agreement
              (which is incorporated  herein by reference to Exhibit 4.4.6 to TBS's Quarterly Report on
              Form  10-Q  for  the   quarter   ended   March  31,   1995   ('TBS's   March   1995  Form
              10-Q'))..................................................................................        *
10.36       Amendment No. 5, dated as of April 25, 1996, to the 1993 TBS Credit Agreement..............
10.37       Amendment No. 6, dated as of September 30, 1996 to the 1993 TBS Credit Agreement...........
10.38       Credit Agreement,  dated as of September 7, 1994 (the '1994 TBS Credit  Agreement'),  among
              TBS, the banks  listed  therein and Chase  Manhattan,  as agent,  (which is  incorporated
              herein   by   reference    to   Exhibit    10.45   to   TBS's    September    1994   Form
              10-Q)....................................................................................        *
10.39       Form of  Amendment  No. 1, dated as of December 5, 1994,  to the 1994 TBS Credit  Agreement
              (which is  incorporated  herein by  reference  to Exhibit  4.7.1 to TBS's March 1995 Form
              10-Q)....................................................................................        *
10.40       Amendment No. 2, dated as of April 26, 1996, to the 1994 TBS Credit Agreement..............
10.41       Amendment No. 3, dated as of September 30, 1996 to the 1994 TBS Credit Agreement...........
10.42       Agreement  of Limited Partnership, dated  as of October 29, 1991,  as amended by the Letter
              Agreement, dated February 11, 1992, and the  Letter Agreement dated June 23, 1992,  among
              TWCI  and  certain  of  its  subsidiaries,  ITOCHU  Corporation  ('ITOCHU')  and  Toshiba
              Corporation ('Toshiba') (which  is incorporated  herein by  reference to  Exhibit (A)  to
              TWCI's Current  Report  on  Form 8-K dated October 29, 1991 (File No. 1-8637) and Exhibit
              10(b) and 10(c) to TWCI's July 1992 Form 8-K)............................................        *
10.43       Admission Agreement,  dated  as  of May  16,  1993,  between  TWE and  US  West  (which  is incorporated  herein by reference  to Exhibit 10(a)  to TWE's Current  Report on Form 8-K
              dated May 16, 1993)......................................................................        *
10.44       Amendment Agreement, dated as of September 14,  1993, among ITOCHU, Toshiba, TWCI, US  West and  certain of their respective subsidiaries, amending the TWE Partnership Agreement, as amended (which is  incorporated herein by  reference to  Exhibit 3.2 to  TWE's 1993  Form
              10-K)....................................................................................        *
10.45       Restructuring  Agreement  dated  as  of  August 31,  1995  among  TWCI,  ITOCHU  and ITOCHU
              Entertainment Inc. (which is incorporated herein  by reference to Exhibit 2(a) to  TWCI's
              Current Report on Form 8-K dated August 31, 1995 ('TWCI's August 1995 Form 8-K'))........        *
10.46       Restructuring  Agreement dated as  of August 31,  1995 between TWCI  and Toshiba (including
              Form of Registration Rights Agreement, between  TWCI and Toshiba) (which is  incorporated
              herein by reference to Exhibit 2(b) to TWCI's August 1995 Form 8-K)......................        *
10.47       Option  Agreement, dated  as of  September 15,  1993, between  TWE  and  US  West (which is
              incorporated herein by reference to Exhibit 10.9 to TWE's 1993 Form 10-K)................        *
10.48       Contribution Agreement dated as of September 9, 1994 among TWE, Advance Publications, Inc.,
              ("Advance    Publications'),     Newhouse    Broadcasting    Corporation    ('Newhouse'),
              Advance/Newhouse  Partnership  ('Advance/Newhouse'),  and  TWE-A/N  Partnership (which is incorporated  herein by reference to Exhibit  10(a) to TWE's  Current  Report on Form 8-K
              dated September 9, 1994 ('TWE's September 1994 Form 8-K'))...............................        *
10.49       Partnership Agreement, dated  as of  September 9,  1994, between  TWE and  Advance/Newhouse
              (which  is incorporated herein by reference to Exhibit 10(b) to TWE's September 1994 Form
              8-K).....................................................................................        *
10.50       Letter Agreement dated April 1, 1995 among TWE, Advance/Newhouse, Advance Publications, and
              Newhouse  (which is  incorporated  herein by reference to Exhibit  10(c) to TWE's Current
              Report on Form 8-K dated April 1, 1995)..................................................        *
21          Subsidiaries of the Registrant.............................................................
23.1        Consent of Ernst & Young LLP, Independent Auditors.........................................
23.2        Consent of Price Waterhouse LLP, Independent Accountants...................................
27          Financial Data Schedule....................................................................
99.1        The 1994 financial statements  of the Time  Warner Service Partnerships  and the report  of independent  auditors  thereon (which  is incorporated  by reference  to TWE's  1994 Form
              10-K)....................................................................................        *

 EXHIBIT                                                                                                  SEQUENTIAL
 NUMBER                                             DESCRIPTION                                           PAGE NUMBER
---------   -------------------------------------------------------------------------------------------   -----------
99.2        The unaudited  financial  statements  of  the Time  Warner  Service  Partnerships  for  the
              quarterly  period ended September 30, 1995 (which  is incorporated herein by reference to the Current Report on Form 8-K of TWE dated November 28, 1995 ('TWE's November 1995  Form
              8-K'))...................................................................................        *
99.3        The  1994 financial statements  and financial statement  schedule of Paragon Communications and the  report of  independent  accountants thereon  (which  is incorporated  herein  by
              reference to TWE's 1994 Form 10-K).......................................................        *
99.4        The unaudited financial statements of Paragon Communications for the quarterly period ended
              June 30, 1995 (which is incorporated by reference to TWE's November 1995 Form 8-K).......        *
99.5        Annual  Report on Form  11-K of the Time  Warner  Employees'  Savings  Plan for the  period
              December 31, 1995 to October 1, 1996 (to be filed by amendment)..........................
99.6        Annual  Report  on  Form  11-K  of  the  Time  Warner  Savings  Plan  for  the  year  ended
              December 31, 1996 (to be filed by amendment).............................................
99.7        Annual  Report on Form 11-K of the Time Warner  Thrift Plan for the year ended December 31,
              1996 (to be filed by amendment)..........................................................
99.8        Annual Report on Form 11-K of the Cable Employees Savings Plan for the year ended  December
              31, 1996 (to be filed by amendment)......................................................

------------

*  Incorporated by reference.

     The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.