Form 10-Q
period 1997-03-31
TIME WARNER INC/
filed 1997-05-09
CIK 1021387

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1997, or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934 for the transition period
from                     to                .

Commission file number 1-12259

                        TIME WARNER INC.
(Exact name of registrant as specified in its charter)

      Delaware                          13-3527249
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)        Identification Number)

                      75 Rockefeller Plaza
                   New York, New York  10019
                         (212) 484-8000

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                               Yes   x    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                          509,176,558
Series LMCN-V Common Stock, $.01 par value              50,642,172

     Description of Class                 Shares Outstanding
                                         as of April 30, 1997

                      TIME WARNER INC. AND
             TIME WARNER ENTERTAINMENT COMPANY, L.P.

                        INDEX TO FORM 10-Q

                                                                Page
                                                          Time
                                                          Warner     TWE

PART I.  FINANCIAL INFORMATION

Management's discussion and analysis of results of
operations and financial condition                            1       28

Consolidated balance sheets at March 31, 1997 and
December 31, 1996                                            12       33

Consolidated statements of operations for the
three months ended March 31, 1997 and 1996                   13       34

Consolidated statements of cash flows for the
three months ended March 31, 1997 and 1996                   14       35

Notes to consolidated financial statements                   15       36

Supplementary information                                    26


PART II.  OTHER INFORMATION                                  41

                          TIME WARNER INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     On October 10, 1996, Time Warner Inc. ("Time Warner" or the "Company"), acquired the remaining 80% interest in Turner Broadcasting System, Inc. ("TBS") that it did not already own (the "TBS Transaction"). As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name ("Old Time Warner", now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company ("New Time Warner"). References herein to "Time Warner" or the "Company" refer to Old Time Warner prior to October 10, 1996 and New Time Warner thereafter.

     Time Warner classifies its business interests into four fundamental areas: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming and sports franchises; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and theme parks, a portion of its interests in cable television programming and a majority of its cable television systems are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST"). Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights related to TWE's interest in certain cable television systems. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

Use of EBITDA

     The following comparative discussion of the results of operations and financial condition of Time Warner and the Entertainment Group includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the music, filmed entertainment, cable network and cable businesses of significant amounts of amortization of intangible assets recognized in the $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992, the $2.3 billion of cable acquisitions in 1995 and 1996, the $6.2 billion acquisition of TBS in 1996 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of Time Warner and the Entertainment Group, and, when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

     As a result of the TBS Transaction, Time Warner now has two new business segments which parallel its previously existing interests in filmed entertainment and cable television programming held through TWE. Time Warner's Cable Networks segment principally consists of TBS's cable television networks and sports operations. These operations include entertainment networks such as TNT, TBS Superstation, Cartoon Network and Turner Classic Movies; news networks such as CNN, CNN International and CNN Headline News; and sports franchises consisting of the Atlanta Braves and the Atlanta Hawks. Time Warner's Filmed Entertainment segment principally consists of TBS's film and television production and distribution operations, including New Line Cinema, Castle Rock Entertainment, Hanna-Barbera Productions, Inc. and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures, Inc.

     In order to enhance comparability, the following discussion of results of operations for Time Warner is supplemented, where appropriate, by pro forma financial information that gives effect to the TBS Transaction and certain 1996 debt refinancings by Time Warner, including the use of approximately $1.55 billion of net proceeds from the issuance of Series M exchangeable preferred stock to reduce debt ("Series M Preferred Stock" and collectively, the "Time
Warner Transactions"), as if such transactions had occurred at the beginning of 1996. The pro forma results are presented for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of 1996, nor are they necessarily indicative of future operating results.

     EBITDA and operating income for Time Warner and the Entertainment Group for the three months ended March 31, 1997 and 1996 are as follows:

                                   Three Months Ended March 31,
                               EBITDA                    Operating Income
                                Pro                            Pro
                   Historical  Forma  Historical  Historical  Forma  Historical
                         1997   1996     1996        1997      1996     1996
                                         (millions)
Time Warner:
Publishing               $ 92   $ 80    $ 80          $ 67    $ 56    $ 56
Music                     140    146     146            50      55      55
Cable Networks-TBS        135    120       -            69      60       -
Filmed Entertainment-TBS    7    (22)      -           (16)    (45)      -
Cable                     136    112     112            35      (1)     (1)
Intersegment elimination  (11)   (23)      -           (11)    (23)      -

Total                    $499   $413    $338          $194    $102    $110

Entertainment Group:
Filmed Entertainment-
  Warner Bros.           $150   $136    $136          $ 74    $ 73    $ 73
Broadcasting-
  The WB Network          (20)   (24)    (24)          (20)    (24)    (24)
Cable Networks-HBO         96     81      81            91      76      76
Cable                     431    368     368           183     146     146

Total                    $657   $561    $561          $328    $271    $271


     Time Warner had revenues of $3.034 billion, income of $52 million before an extraordinary loss on the retirement of debt ($.05 loss per common share after preferred dividend requirements) and net income of $35 million ($.08 loss per common share) for the three months ended March 31, 1997, compared to revenues of $2.068 billion, a loss of $93 million before an extraordinary loss on the retirement of debt ($.32 loss per common share) and a net loss of $119 million ($.39 loss per common share) for the three months ended March 31, 1996. Time Warner's equity in the pretax income of the Entertainment Group was $318 million for the three months ended March 31, 1997, compared to $116 million for the three months ended March 31, 1996.

     Time Warner's historical results of operations include the operating results of TBS from October 10, 1996. On a pro forma basis, giving effect to the Time Warner Transactions as if each of such transactions had occurred at the beginning of 1996, Time Warner would have reported for the three months ended March 31, 1996, revenues of $2.835 billion, EBITDA of $413 million, operating income of $102 million, equity in the pretax income of the Entertainment Group of $116 million, a loss before extraordinary item of $121 million ($0.35 loss per common share) and a net loss of $147 million ($0.39 loss per common share). No pro forma financial information has been presented for Time Warner for the three months ended
March 31, 1997 because all of such transactions are already reflected in the historical financial statements of Time Warner.

     Time Warner's operating results improved from a pro forma net loss of $147 million for the three months ended
March 31, 1996 to net income of $35 million for the three months ended March 31, 1997. As discussed more fully below, this improvement principally resulted from an overall increase in the operating income of Time Warner's business segments and a significant increase in income from its equity in the pretax income of the Entertainment Group. On a historical basis, such underlying operating trends were mitigated by an overall increase in interest expense principally relating to the assumption of approximately $2.8 billion of debt in the TBS Transaction, and an increase in noncash amortization of intangible assets, also relating to the TBS Transaction. On a historical basis, after preferred dividend requirements that increased by $44 million due to the April 1996 issuance of Series M Preferred Stock, Time Warner's net loss applicable to common shares improved to $43 million for the three months ended March 31, 1997, compared to $153 million for the three months ended March 31, 1996.
This improvement, as well as the dilutive effect from issuing
173.4 million shares of common stock in connection with the TBS transaction, resulted in a net loss per common share of $.08 for the three months ended March 31, 1997, compared to a $.39 net loss per common share for the three months ended
March 31, 1996.

     On a historical basis, the Entertainment Group had revenues of $2.602 billion and net income of $318 million for the three months ended March 31, 1997, compared to revenues of $2.487 billion and net income of $98 million for the three months ended March 31, 1996. As discussed more fully below, the Entertainment Group's net income increased significantly in 1997 as compared to 1996 due to an overall increase in operating income generated by its business segments and the inclusion of an approximately $250 million pretax gain on the sale of TWE's 58% interest in E! Entertainment Television, Inc., offset in part by an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership.

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

Time Warner

     Publishing. Revenues increased to $924 million, compared to $879 million in the first quarter of 1996. EBITDA increased to $92 million from $80 million. Depreciation and amortization amounted to $25 million in 1997 and $24 million in 1996. Operating income increased to $67 million from $56 million. Revenues benefited from increases in magazine circulation, advertising and direct marketing revenues. All major magazine brands achieved revenue gains, including People, Sports Illustrated and Time. EBITDA and operating income increased principally as a result of the revenue gains.

     Music. Revenues decreased to $933 million, compared to $983 million in the first quarter of 1996. EBITDA decreased to $140 million from $146 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $90 million in 1997 and $91 million in 1996. Operating income decreased to $50 million from $55 million. Despite the Music division maintaining its leading domestic market share (over 21%), the decline in revenues principally related to continuing industry-wide softness in the overexpanded U.S. retail marketplace and a decline in international recorded music sales. EBITDA and operating income decreased principally as a result of the decline in revenues, offset in part by certain one-time gains. Management expects that these domestic and international trends will continue to affect 1997 operating results.

     Cable Networks-TBS. Cable Networks results reflect the acquisition of TBS effective in October 1996. Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

     Revenues increased to $594 million, compared to $512 million on a pro forma basis in the first quarter of 1996. EBITDA increased to $135 million from $120 million on a pro forma basis. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of TBS, amounted to $66 million in 1997 and $60 million on a pro forma basis in 1996. Operating income increased to $69 million from $60 million on a pro forma basis. Revenues benefited from increases in advertising and subscription revenues. Advertising revenues increased due to a strong overall advertising market for the division's major branded networks, including TNT, TBS Superstation, CNN and Cartoon Network. Subscription revenues increased as a result of higher rates and an increase in subscriptions, primarily at TNT, CNN, Cartoon Network and Turner Classic Movies. EBITDA and operating income increased principally as a result of the revenue gains, offset in part by start-up costs for new networks, including the sports news network CNN/SI.

     Filmed Entertainment-TBS. Filmed Entertainment results reflect the acquisition of TBS effective in October 1996.
Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

     Revenues increased to $397 million, compared to $294 million on a pro forma basis in the first quarter of 1996. EBITDA increased to $7 million from a loss of $22 million on a pro forma basis. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of TBS, amounted to $23 million in 1997 and 1996. Operating losses decreased to $16 million in 1997 from $45 million on a pro forma basis in 1996. Revenues benefited from increases in worldwide theatrical, home video and syndication revenues. EBITDA and operating income increased principally as a result of the revenue gains and the absence of write-offs recorded in 1996 that related to disappointing results for theatrical releases.

     Cable. Revenues increased to $242 million, compared to $217 million in the first quarter of 1996. EBITDA increased to $136 million from $112 million. Depreciation and amortization, including noncash amortization of intangible assets related to the 1995 and 1996 cable acquisitions, amounted to $101 million in 1997 and $113 million in 1996. Operating income increased to $35 million from a loss of $1 million. Revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission (the "FCC") and an increase in advertising revenues. EBITDA and operating income increased as a result of the revenue gains, as well as a gain of approximately $11 million on the sale of an investment. Operating income was further affected by lower depreciation and amortization principally relating to changes in useful lives of certain assets acquired in 1996.

     Interest and Other, Net. Interest and other, net, decreased to $292 million in the first quarter of 1997, compared to $296 million in the first quarter of 1996. Interest expense increased to $278 million, compared to $247 million. The increase in interest expense was principally due to the assumption of approximately $2.8 billion of debt in the TBS Transaction. Other expense, net, decreased to $14 million in the first quarter of 1997 from $49 million in the first quarter of 1996, principally because of an increase in gains on foreign exchange contracts and lower losses from reductions in the carrying value of certain investments.

Entertainment Group

     Filmed Entertainment-Warner Bros. Revenues decreased to $1.174 billion, compared to $1.218 billion in the first quarter of 1996. EBITDA increased to $150 million from $136 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $76 million in 1997 and $63 million in 1996. Operating income increased to $74 million from $73 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by increases in international syndication revenues. EBITDA and operating income increased principally as a result of the strong performance of international syndication and a gain on the sale of an investment. Operating income was further affected by higher depreciation and amortization principally related to the expansion of consumer products operations.

     Broadcasting - The WB Network. The WB Network recorded an operating loss of $20 million on $24 million of revenues in the first quarter of 1997, compared to an operating loss of $24 million on $15 million of revenues in the first quarter of 1996. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss principally resulted from the expanded programming schedule and was mitigated by the exercise of an option by a limited partner to increase its ownership in this network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $483 million, compared to $419 million in the first quarter of 1996. EBITDA increased to $96 million from $81 million. Depreciation and amortization amounted to $5 million in 1997 and 1996. Operating income increased to $91 million from $76 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $1.020 billion, compared to $947 million in the first quarter of 1996. EBITDA increased to $431 million from $368 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $248 million in 1997 and $222 million in 1996. Operating income increased to $183 million from $146 million. Revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising revenues. EBITDA and operating income increased as a result of the revenue gains, as well as net gains of approximately $24 million on the sale or exchange of certain cable systems. Operating income was further affected by higher depreciation and amortization related to capital spending.

     Interest and Other, Net. Interest and other, net, was $128 million of income in the first quarter of 1997, compared to $88 million of expense in the first quarter of 1996. Interest expense decreased to $116 million, compared to $121 million in 1996. There was other income, net, of $244 million in the first quarter of 1997, compared to $33 million in the first quarter of 1996, principally due to the inclusion of an approximately $250 million pretax gain on the sale of an interest in E! Entertainment Television, Inc. in March 1997.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1997

Time Warner

Financial Condition

     At March 31, 1997, Time Warner had $13.0 billion of debt, $511 million of cash and equivalents (net debt of $12.5 billion), $427 million of borrowings against future stock option proceeds, $949 million of mandatorily redeemable preferred securities of subsidiaries, $1.7 billion of Series M Preferred Stock and $9.4 billion of shareholders' equity, compared to $12.7 billion of debt, $452 million of available cash and equivalents (net debt of $12.2 billion), $488 million of borrowings against future stock option proceeds, $949 million of mandatorily redeemable preferred securities of subsidiaries, $1.7 billion of Series M Preferred Stock and $9.5 billion of shareholders' equity at December 31, 1996.

Investment in TWE

     Time Warner's investment in TWE at March 31, 1997 consisted of interests in 74.49% of the Series A Capital and Residual Capital of TWE, and 100% of the Senior Capital and Series B Capital of TWE. Such priority capital interests provide Time Warner (and with respect to the Series A Capital only, U S WEST) with certain priority claims to the net partnership income of TWE and distributions of TWE partnership capital, including certain priority distributions of partnership capital in the event of liquidation or dissolution of TWE. Each level of priority capital interest provides for an annual rate of return equal to or exceeding 8%, including an above-market 13.25% annual rate of return (11.25% to the extent concurrently distributed) related to Time Warner's Series B Capital interest, which, when taken together with Time Warner's contributed capital, represented a cumulative priority Series B Capital interest of $5.4 billion at March 31, 1997. While the TWE partnership agreement contemplates the reinvestment of significant partnership cash flows in the form of capital expenditures and otherwise provides for certain other restrictions that are expected to limit cash distributions on partnership interests for the foreseeable future, Time Warner's $1.6 billion Senior Capital interest and, to the extent not previously distributed, partnership income allocated thereto (based on an 8% annual rate of return) is required to be distributed to Time Warner in three annual installments beginning on July 1, 1997. Time Warner expects that the initial distribution of Senior Capital will be approximately $535 million.

Debt Refinancings

     During the first quarter of 1997, Time Warner entered into a number of financing transactions, which resulted in the refinancing of approximately $600 million of debt and the elimination of the potential dilution from the conversion of TBS's zero coupon subordinated convertible notes due 2007 (the "TBS Convertible Notes") into 5.6 million shares of Time Warner common stock. Time Warner redeemed $300 million principal amount of 10.75% Senior Notes due January 30, 2002 of TWI Cable and approximately $283 million accreted amount of TBS Convertible Notes at an aggregate redemption price of approximately $600 million, including redemption premiums and accrued interest thereon (collectively, the "1997 Debt Redemptions"). In addition, Old Time Warner issued $600 million principal amount of Floating Rate Reset Notes due December 30, 2031 (the "Floating Rate Reset Notes"). The Floating Rate Reset Notes bear interest at a floating rate equal to LIBOR less 25 basis points until December 30, 2001, at which time the interest rate will be reset at a fixed rate equal to 6.59% plus a margin based upon Old Time Warner's credit risk at such time. The Floating Rate Reset Notes are redeemable at the election of the holders, in whole but not in part, on December 30, 2001. In connection with the 1997 Debt Redemptions, Time Warner recognized an extraordinary loss of $17 million.

Cash Flows

     During the first three months of 1997, Time Warner's cash provided by operations amounted to $42 million and reflected $499 million of EBITDA from its Publishing, Music, Cable Networks-TBS, Filmed Entertainment-TBS and Cable businesses and $54 million of distributions from TWE, less $362 million of interest payments, $66 million of income taxes, $21 million of corporate expenses and $62 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash used by operations of $59 million for the first quarter of 1996 reflected $338 million of business segment EBITDA and $63 million of distributions from TWE, less $291 million of interest payments, $16 million of income taxes, $18 million of corporate expenses and $135 million related to an increase in working capital requirements, balance sheet accounts and noncash items.

     Cash used by investing activities decreased to $108
million in the first quarter of 1997, compared to $195 million in 1996, principally as a result of lower investment spending, offset in part by higher capital expenditures and a decrease in investment proceeds. Capital expenditures increased to $135 million in the first quarter of 1997, compared to $67 million in 1996, principally as a result of capital spending by the TBS businesses acquired in October 1996.

     Cash provided by financing activities was $63 million in the first quarter of 1997, compared to cash used by financing activities of $287 million in the first quarter of 1996, principally as a result of the use in the first quarter of 1996 of $557 million of noncurrent cash and equivalents raised in December 1995 to redeem debt, offset in part by the repurchase in 1997 of approximately 941 thousand shares of Time Warner common stock at an aggregate cost of $35 million. Cash dividends paid increased to $84 million in the first quarter of 1997, compared to $67 million in the first quarter of 1996, principally as a result of dividends paid on the common stock issued in connection with the TBS Transaction.

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

Entertainment Group

Financial Condition

     The Entertainment Group had $5.6 billion of debt, $243 million of preferred stock of a subsidiary, $1.6 billion of Time Warner General Partners' Senior Capital and $6.8 billion of partners' capital at March 31, 1997, compared to $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.7 billion of partners' capital at December 31, 1996. Cash and equivalents were $312 million at March 31, 1997, compared to $216 million at December 31,
1996, reducing the debt-net-of-cash amounts for the Entertainment Group to $5.3 billion and $5.5 billion, respectively.

Cash Flows

     During the first three months of 1997, the Entertainment Group's cash used by operations amounted to $48 million and reflected $657 million of EBITDA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, less $146 million of interest payments, $12 million of income taxes, $18 million of corporate expenses and $529 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $557 million in the first quarter of 1996 reflected $561 million of business segment EBITDA and $174 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $149 million of interest payments, $12 million of income taxes and $17 million of corporate expenses.

     Cash provided by investing activities was $5 million in the first quarter of 1997, compared to cash used by investing activities of $243 million in the first quarter of 1996, principally as a result of a $248 million increase in proceeds from the sale of investments. Capital expenditures were $331 million in each period.

     Cash provided by financing activities was $139 million in the first quarter of 1997, compared to cash used by financing activities of $382 million in the first quarter of 1996, principally as a result of a lower level of debt reduction in the first three months of 1997 and the issuance of 250,000 shares of preferred stock of a subsidiary for aggregate net proceeds of $243 million, offset in part by the absence of $71 million of collections on the note receivable from U S WEST that was fully paid in 1996. The preferred stock was issued by a newly formed, substantially owned subsidiary intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable, including the cable operations of both Time Warner and TWE, amounted to $343 million in the three months ended March 31, 1997, compared to $293 million in the three months ended March 31, 1996. For the full year of 1997, cable capital spending is expected to be comparable to 1996 levels, with approximately $1.3 billion budgeted for the remainder of 1997. Capital spending by Time Warner Cable is expected to be funded principally by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and the TWE-Advance/Newhouse Partnership. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission and other services.

Filmed Entertainment Backlog

     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of Warner Bros. amounted to $1.636 billion at March 31, 1997 compared to $1.502 billion at December 31, 1996 (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks, collectively, of $618 million and $463 million, respectively). Backlog of the recently-acquired film production companies of TBS amounted to approximately $243 million at March 31, 1997 compared to $290 million at December 31, 1996 (including amounts relating to the licensing of film product to Time Warner's cable television networks of approximately $96 million and $90 million, respectively).

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

Interest Rate and Foreign Currency Risk Management

Interest Rate Swap Contracts

     Time Warner uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. At March 31, 1997, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 5.7%) and receive fixed-rates of interest (average rate of 5.5%) on $2.3 billion notional amount of indebtedness, which resulted in approximately 52% of Time Warner's underlying debt, and 46% of the debt of Time Warner and the Entertainment Group combined, being subject to variable interest rates. The notional amount of outstanding contracts at March 31, 1997 by year of maturity, along with the related average fixed-rates of interest to be received and the average floating-rates of interest to be paid, are as follows: 1998-$700 million (receive-5.5%; pay-5.6%); 1999-$1.2 billion (receive-5.5%;
pay-5.7%); and 2000-$400 million (receive-5.5%; pay-5.7%). At
December 31, 1996, Time Warner had interest rate swap contracts on a like-amount of $2.3 billion notional amount of indebtedness.

     Based on the level of interest rates prevailing at March
31, 1997, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $127 million and it would have cost $40 million to terminate the related interest rate swap contracts, which combined is the equivalent of an unrealized loss of $167 million. Based on the level of interest rates prevailing at December 31, 1996, the fair value of Time
Warner's fixed-rate debt exceeded its carrying value by $231 million and it would have cost $43 million to terminate its interest rate swap contracts, which combined was the equivalent of an unrealized loss of $274 million. Unrealized gains or losses on debt or interest rate swap contracts are not recognized for financial reporting purposes unless the debt is retired or the contracts are terminated prior to their maturity.

     Changes in the unrealized gains or losses on interest rate swap contracts and debt do not result in the realization or expenditure of cash unless the contracts are terminated or the debt is retired. However, based on Time Warner's variable-rate debt and related interest rate swap contracts outstanding at March 31, 1997, each 25 basis point increase or decrease in the level of interest rates would respectively increase or decrease Time Warner's annual interest expense and related cash payments by approximately $18 million, including $6 million related to interest rate swap contracts. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt and related interest rate swap contracts during the period and, for all maturities, an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Exchange Contracts

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its and TWE's combined foreign currency exposures anticipated over the ensuing twelve month period. At March 31, 1997, Time Warner had effectively hedged approximately half of the combined estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At March 31, 1997, Time Warner had contracts for the sale of $523 million and the purchase of $183 million of foreign currencies at fixed rates, primarily English pounds (19% of net contract value), German marks (18%), Canadian dollars (18%), French francs (7%) and Japanese yen (25%), compared to contracts for the sale of $447 million and the purchase of $104 million of foreign currencies at December 31, 1996.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at March 31, 1997 and December 31, 1996. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the three months ended March 31, 1997 and 1996, Time Warner recognized $14 million and $6 million in gains, respectively, and TWE recognized $7 million and $2 million in gains, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign currency contracts are placed with a number of major financial institutions in order to minimize credit risk.

     Based on the foreign exchange contracts outstanding at March 31, 1997, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at March 31, 1997 would result in approximately $26 million of unrealized losses and $9 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $26 million of unrealized gains and $9 million of unrealized losses, respectively. At March 31, 1997, none of Time Warner's foreign exchange purchase contracts relates to TWE's foreign currency exposure. However, with regard to the $26 million of unrealized losses or gains on foreign exchange sale contracts, Time Warner would be reimbursed by TWE, or would reimburse TWE, respectively, for approximately $5 million related to TWE's foreign currency exposure. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                        TIME WARNER INC.
                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                                    March 31,  December 31,
                                                      1997        1996
                                                      (millions, except
                                                      per share amounts)
ASSETS
Current assets
Cash and equivalents                               $   511      $   452
Receivables, less allowances of $916
   and $976 million                                  2,205        2,421
Inventories                                            859          941
Prepaid expenses                                     1,053        1,007

Total current assets                                 4,628        4,821

Noncurrent cash and equivalents                          -           62
Noncurrent inventories                               1,918        1,698
Investments in and amounts due to and
   from Entertainment Group                          6,063        5,814
Other investments                                    1,916        1,919
Property, plant and equipment, net                   1,995        1,986
Music catalogues, contracts and copyrights           1,002        1,035
Cable television and sports franchises               4,152        4,203
Goodwill                                            12,326       12,421
Other assets                                         1,069        1,105

Total assets                                       $35,069      $35,064

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                   $   749      $   715
Participations, royalties and programming
   costs payable                                     1,167        1,196
Debt due within one year                                11           11
Other current liabilities                            2,054        2,090

Total current liabilities                            3,981        4,012

Long-term debt                                      12,972       12,713
Borrowings against future stock option proceeds        427          488
Deferred income taxes                                3,962        4,082
Unearned portion of paid subscriptions                 693          679
Other liabilities                                    1,006          967
Company-obligated mandatorily redeemable
  preferred securities of subsidiaries holding
  solely subordinated notes and debentures of
  subsidiaries of the Company(a)                       949          949
Series M exchangeable preferred stock, $.10 par
  value, 1.76 million and 1.72 million shares
  outstanding and $1.764 billion and $1.720
  billion liquidation preference                     1,717        1,672

Shareholders' equity
Preferred stock, $.10 par value, 35.6
  million shares outstanding, $3.559 billion
  liquidation preference                                 4            4
Series LMCN-V Common Stock, $.01 par value,
  50.6 million shares outstanding                        1            1
Common stock, $.01 par value, 508.6 million
  and 508.4 million shares outstanding (excluding
  49.7 million and 50.0 million treasury shares)         5            5
Paid-in capital                                     12,262       12,250
Accumulated deficit                                 (2,910)      (2,758)

Total shareholders' equity                           9,362        9,502

Total liabilities and shareholders' equity         $35,069      $35,064
_______________
(a) Includes $374 million of preferred securities that are redeemable for cash or, at Time Warner's option, approximately 18.1 million shares of Hasbro, Inc. common stock owned by Time Warner (Note 6).

See accompanying notes.

                        TIME WARNER INC.
              CONSOLIDATED STATEMENT OF OPERATIONS
                          (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                          1997        1996
                                                         (millions,except
                                                         per share amounts)

Revenues (a)                                            $ 3,034      $ 2,068

Cost of revenues (a)(b)                                   1,850        1,277
Selling, general and administrative (a)(b)                  990          681

Operating expenses                                        2,840        1,958

Business segment operating income                           194          110
Equity in pretax income of Entertainment Group (a)          318          116
Interest and other, net (a)                                (292)        (296)
Corporate expenses (a)                                      (21)         (18)

Income (loss) before income taxes                           199          (88)
Income tax provision                                       (147)          (5)

Income (loss) before extraordinary item                      52          (93)
Extraordinary loss on retirement of debt, net of
  $11 million and $17 million income tax benefit            (17)         (26)

Net income (loss)                                            35         (119)
Preferred dividend requirements                             (78)         (34)

Net loss applicable to common shares                     $  (43)      $ (153)

Loss per common share:
Loss before extraordinary item                          $  (.05)      $ (.32)

Net loss                                                $  (.08)      $ (.39)

Average common shares                                     558.9        391.7
_______________
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the three months ended March 31, 1997 and 1996, respectively: revenues-$74 million and $41 million; cost of revenues-$(60) million and $(26) million; selling, general and administrative-$5 million in 1997; equity in pre-tax income of Entertainment Group-$11 million and $(8) million;
    interest and other, net-$(14) million and $(9) million; and corporate expenses-$18 million and $17 million.

(b) Includes depreciation and amortization expense of:    $ 305        $ 228


See accompanying notes.

                        TIME WARNER INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                          1997         1996
                                                              (millions)
OPERATIONS
Net income (loss)                                         $  35       $ (119)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt                     17           26
Depreciation and amortization                               305          228
Noncash interest expense                                     27           22
Excess of equity in pretax income of Entertainment
  Group over distributions                                 (264)         (53)
Changes in operating assets and liabilities                 (78)        (163)

Cash provided (used) by operations                           42          (59)

INVESTING ACTIVITIES
Investments and acquisitions                                (39)        (278)
Capital expenditures                                       (135)         (67)
Investment proceeds                                          66          150

Cash used by investing activities                          (108)        (195)

FINANCING ACTIVITIES
Borrowings                                                1,028        2,293
Debt repayments                                            (796)      (2,513)
Repayments of borrowings against future stock
  option proceeds                                           (61)           -
Repurchases of Time Warner common stock                     (35)           -
Dividends paid                                              (84)         (67)
Other                                                        11            -

Cash provided (used) by financing activities                 63         (287)

DECREASE IN CASH AND EQUIVALENTS                             (3)        (541)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD (a)             514        1,185

CASH AND EQUIVALENTS AT END OF PERIOD                    $  511       $  644
_______________
(a)Includes current and noncurrent cash and equivalents at December 31, 1996 and 1995.


See accompanying notes.

                       TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     On October 10, 1996, Time Warner Inc. ("Time Warner" or the "Company") acquired the remaining 80% interest in Turner Broadcasting System, Inc. ("TBS") that it did not already own, as more fully described herein (Note 2). As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name ("Old Time Warner", now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company ("New Time Warner"). References herein to "Time Warner" or the "Company" refer to Old Time Warner prior to October 10, 1996 and New Time Warner thereafter.

      Time Warner is the world's leading media and entertainment company, whose principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner classifies its business interests into four fundamental areas: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming and sports franchises; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and theme parks, a portion of its interests in cable television programming and a majority of its cable television systems are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital
("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining
25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc.
("U S WEST"). Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights related to TWE's interest in certain cable television systems.

     Each of the business interests within Entertainment, Cable Networks, Publishing and Cable is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International, (2) the unique and extensive film, television and animation libraries of Warner Bros. and TBS, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (3) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for the Company's collection of children's cartoons and television programming, (4) Six Flags, the largest regional theme park operator in the United States, in which TWE owns a 49% interest, (5) leading cable television networks, such as HBO, Cinemax, CNN, TNT and TBS Superstation, (6) sports franchises consisting of the Atlanta Braves and Atlanta Hawks, (7) magazine franchises such as Time, People and Sports Illustrated and direct marketing brands such as Time Life Inc. and Book-of-the-Month Club and (8) Time Warner Cable, the second largest operator of cable television systems in the U.S.

     The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 8). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business interests, including the unconsolidated business interests of the Entertainment Group, amounted to $321 million and $267 million in the three months ended March 31, 1997 and 1996, respectively.

Basis of Presentation

     The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner for the year ended December 31, 1996.

     The consolidated financial statements of Time Warner reflect the acquisition of Cablevision Industries Corporation and related companies ("CVI") effective as of January 4, 1996 and TBS effective as of October 10, 1996. Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"), effective for fiscal years beginning after December 15, 1997. The new rules establish simplified standards for computing and presenting earnings per share. Time Warner does not expect that the adoption of FAS 128 will have a material effect on its financial statements.

2.   MERGERS AND ACQUISITIONS

TBS Transaction

     On October 10, 1996, New Time Warner acquired the remaining 80% interest in TBS that it did not already own (the "TBS Transaction"). As part of the transaction, each of Old Time Warner and TBS became a separate, wholly owned subsidiary of New Time Warner which combines, for financial reporting purposes, the consolidated net assets and operating results of Old Time Warner and TBS. Each issued and outstanding share of each class of capital stock of Old Time Warner was converted into one share of a substantially identical class of capital stock of New Time Warner.

     In connection with the TBS Transaction, New Time Warner issued (i) approximately 173.4 million shares of common stock (including 50.6 million shares of a special class of non-redeemable common stock having 1/100th of a vote per share on certain limited matters ("Series LMCN-V Common Stock") to affiliates of Liberty Media Corporation ("LMC"), a subsidiary of Tele-Communications, Inc.), in exchange for shares of TBS capital stock and (ii) approximately 14 million stock options to replace all outstanding TBS stock options. In addition, New Time Warner agreed to issue to LMC and its affiliates at a later date an additional five million shares of Series LMCN-V Common Stock and $67 million of consideration payable, at the election of New Time Warner, in cash or additional shares of Series LMCN-V Common Stock. This additional consideration is to be issued pursuant to a separate option and non-competition agreement that currently provides, if New Time Warner exercises its option, for a subsidiary of LMC to provide certain satellite uplink and distribution services for WTBS, a broadcast television station owned by TBS, if it is converted to a copyright-paid, cable television programming service. New Time Warner has also fully and unconditionally guaranteed all of TBS's and Old Time Warner's outstanding publicly traded indebtedness, which amounted to $747 million and $7.782 billion, respectively, at March 31, 1997.

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

CVI Acquisition

     On January 4, 1996, Time Warner acquired CVI which owned cable television systems serving approximately 1.3 million subscribers, in exchange for the issuance of approximately
2.9 million shares of common stock and approximately 6.3 million shares of convertible preferred stock and the assumption or incurrence of approximately $2 billion of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire CVI of $904 million was allocated to the net assets acquired in proportion to their respective fair values, as follows: cable television franchises-$2.390 billion; goodwill-$688 million; other current and noncurrent assets-$481 million; long-term debt-$1.766 billion; deferred income taxes-$731 million; and other current and noncurrent liabilities-$158 million.

Pro Forma Financial Information

     The accompanying consolidated statement of operations includes the operating results of each acquired business from the respective closing date of each transaction. On a pro forma basis, giving effect to the TBS Transaction and certain 1996 debt refinancings by Time Warner, including the use of approximately $1.55 billion of net proceeds from the issuance of Series M exchangeable preferred stock to reduce debt, as if each of such transactions had occurred at the beginning of 1996, Time Warner would have reported for the three months ended March 31, 1996, revenues of $2.835 billion, depreciation and amortization of $311 million, operating income of $102 million, equity in the pretax income of the Entertainment Group of $116 million, a loss before extraordinary item of $121 million ($0.35 per common share) and a net loss of $147 million ($0.39 per common share).

3.   ENTERTAINMENT GROUP

     Time Warner's investment in and amounts due to and from the Entertainment Group at March 31, 1997 and December 31,
1996 consists of the following:

                                                       March 31,  December 31,
                                                         1997         1996
                                                            (millions)
Investment in TWE                                      $ 6,430      $ 6,254
Stock option related distributions due from TWE            178           93
Credit agreement debt due to TWE                          (400)        (400)
Other net liabilities due to TWE, principally
  related to home video distribution                      (267)        (256)
Investment in and amounts due to and from TWE            5,941        5,691
Investment in other Entertainment Group companies          122          123

Total                                                   $6,063       $5,814

     TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by subsidiaries of Time Warner. Time Warner, through its wholly owned subsidiaries, collectively owns general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100% of the Senior Capital and Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are owned by U S WEST. Certain Time Warner subsidiaries are the general partners of TWE ("Time Warner General Partners").

      The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $320 million and $94 million in the three months ended March 31, 1997 and 1996, respectively, no portion of which was allocated to the limited partnership interests.

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.4 billion of TWE's debt and accrued interest at March 31, 1997, based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

     Set forth below is summarized financial information of the Entertainment Group:

TIME WARNER ENTERTAINMENT GROUP
                                                              Three Months
                                                             Ended March 31,
                                                           1997        1996
                                                              (millions)
Operating Statement Information
Revenues                                                 $2,602       $2,487
Depreciation and amortization                              (329)        (290)
Business segment operating income                           328          271
Interest and other, net(1)                                  128          (88)
Minority interest                                          (108)         (50)
Income before income taxes                                  330          116
Net income                                                  318           98
__________________
(1) Includes a pretax gain of approximately $250 million recognized in the first quarter of 1997 related to the sale of an interest in E!Entertainment Television, Inc.

                                                              Three Months
                                                             Ended March 31,
                                                            1997        1996
                                                               (millions)
Cash Flow Information
Cash provided (used) by operations                      $   (48)       $ 557
Capital expenditures                                       (331)        (331)
Investments and acquisitions                                (31)         (31)
Investment proceeds                                         367          119
Borrowings                                                  282           63
Debt repayments                                            (318)        (498)
Issuance of preferred stock of subsidiary                   243            -
Capital distributions                                       (54)         (63)
Collections on note receivable from U S WEST                  -           71
Other financing activities, net                             (14)          45
Increase (decrease) in cash and equivalents                  96          (68)


                                                       March 31,  December 31,
                                                         1997         1996
                                                            (millions)
Balance Sheet Information
Cash and equivalents                                   $   312      $   216
Total current assets                                     3,311        3,147
Total assets                                            20,144       20,027
Total current liabilities                                3,587        4,092
Long-term debt                                           5,640        5,676
Minority interests                                       1,103        1,020
Preferred stock of subsidiary                              243            -
Time Warner General Partners' Senior Capital             1,574        1,543
Partners' capital                                        6,817        6,681

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At March 31, 1997 and December 31, 1996, the Time Warner General Partners had recorded $178 million and $93 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $43.25 and $37.50, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During the three months ended March 31, 1997, the Time Warner General Partners received distributions from TWE in the amount of $54 million, consisting of $50 million of tax-related distributions and $4 million of stock option related distributions. During the three months ended March 31, 1996, the Time Warner General Partners received distributions from TWE in the amount of $63 million, consisting of $56 million of tax-related distributions and $7 million of stock option related distributions.

4.   INVENTORIES

     Inventories consist of:
                                      March 31, 1997      December 31, 1996
                                    Current  Noncurrent   Current  Noncurrent
                                                 (millions)
Film costs:
 Released, less amortization          $122     $  130     $209     $  142
 Completed and not released             57         97       54          -
 In process and other                    8        306       24        251
 Library, less amortization              -      1,102        -      1,116
Programming costs, less amortization   258        283      213        189
Magazines, books and recorded music    414          -      441          -

Total                                 $859     $1,918     $941     $1,698

5.   LONG-TERM DEBT

     During the first quarter of 1997, Time Warner entered into a number of financing transactions, which resulted in the refinancing of approximately $600 million of debt and the elimination of the potential dilution from the conversion of TBS's zero coupon subordinated convertible notes due 2007 (the "TBS Convertible Notes") into 5.6 million shares of Time Warner common stock. Time Warner redeemed $300 million principal amount of 10.75% Senior Notes due January 30, 2002 of TWI Cable Inc. ("TWI Cable"), its wholly owned subsidiary, and approximately $283 million accreted amount of the TBS Convertible Notes at an aggregate redemption price of approximately $600 million, including redemption premiums and accrued interest thereon (collectively, the "1997 Debt Redemptions"). In addition, Old Time Warner issued $600 million principal amount of Floating Rate Reset Notes due December 30, 2031 (the "Floating Rate Reset Notes"). The Floating Rate Reset Notes bear interest at a floating rate equal to LIBOR less 25 basis points until December 30, 2001, at which time the interest rate will be reset at a fixed rate equal to 6.59% plus a margin based upon Old Time Warner's credit risk at such time. The Floating Rate Reset Notes are redeemable at the election of the holders, in whole but not in part, on December 30, 2001.

     An extraordinary loss of $17 million was recognized by Time Warner in the first quarter of 1997 in connection with the 1997 Debt Redemptions. An extraordinary loss of $26 million was recognized in 1996 in connection with Time
Warner's redemption of its 8.75% Convertible Subordinated
Debentures due 2015.

6.   MANDATORILY REDEEMABLE PREFERRED SECURITIES

     In August 1995, Time Warner issued approximately 12.1 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ("PERCS") for aggregate gross proceeds of $374 million. The sole assets of the subsidiary that is the obligor on the PERCS are $385 million principal amount of 4% subordinated notes of Old Time Warner due December 23, 1997. Cumulative cash distributions are payable on the PERCS at an annual rate of 4%. The PERCS are mandatorily redeemable on December 23, 1997, for an amount per PERCS equal to the lesser of $54.41 and the market value of 1.5 shares of common stock of Hasbro, Inc. ("Hasbro") on December 17, 1997, payable in cash or, at Time Warner's option, Hasbro common stock. Time Warner has the right to redeem the PERCS at any time prior to December 23, 1997, at an amount per PERCS equal to $54.41 (or in certain limited circumstances the lesser of such amount and the market value of 1.5 shares of Hasbro common stock at the time of redemption) plus accrued and unpaid distributions thereon and a declining premium, payable in cash or, at Time Warner's option, Hasbro common stock. Time Warner owns approximately
18.1 million shares of Hasbro common stock, which can be used by Time Warner, at its election, to satisfy its obligations under the PERCS or its obligations under its zero coupon exchangeable notes due 2012. Such zero coupon notes are exchangeable and redeemable into an aggregate 18.1 million shares of Hasbro common stock.

     In December 1995, Time Warner issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ("Preferred Trust Securities") for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that is the obligor on the Preferred Trust Securities are $592 million principal amount of 8-7/8 % subordinated debentures of Old Time Warner due December 31, 2025. Cumulative cash distributions are payable on the Preferred Trust Securities at an annual rate of 8-7/8%. The Preferred Trust Securities are mandatorily redeemable for cash on December 31, 2025, and Time Warner has the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances, in each case at an amount per Preferred Trust Security equal to $25 plus accrued and unpaid distributions thereon.

     Time Warner has certain obligations relating to the PERCS and the Preferred Trust Securities which amount to a full and unconditional guaranty (on a subordinated basis) of each subsidiary's obligations with respect thereto.

7.   SHAREHOLDERS' EQUITY

     Changes in shareholders' equity are as follows:

                                                            Three Months
                                                           Ended March 31,
                                                          1997        1996
                                                             (millions)
Balance at beginning of year                           $ 9,502      $ 3,667
Net income (loss)                                           35         (119)
Common dividends declared                                  (51)         (35)
Preferred dividends declared                               (78)         (34)
Repurchases of Time Warner common stock                    (35)           -
Issuance of common stock and preferred stock in the
  CVI acquisition                                            -          693
Unrealized gains (losses) on certain marketable
  equity investments                                        (2)          59
Other, principally foreign currency translation and
  shares issued pursuant to stock option and dividend
  reinvestment plans                                        (9)          96

Balance at March 31                                    $ 9,362      $ 4,327

     In April 1996, Time Warner's Board of Directors authorized a program to repurchase, from time to time, up to 15 million shares of Time Warner common stock. The common stock repurchased under the program is expected to be used to satisfy future share issuances related to the exercise of existing employee stock options. Actual repurchases in any period will be subject to market conditions. As of March 31, 1997, Time Warner had acquired approximately 12.3 million shares of its common stock for an aggregate cost of $491 million.

8.   SEGMENT INFORMATION

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

     Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below. The operating results of Time Warner reflect the acquisitions of CVI effective as of January 4, 1996 and TBS effective as of October 10, 1996.

                                                            Three Months
                                                            Ended March 31,
                                                           1997        1996
                                                              (millions)
Revenues
Time Warner:
Publishing                                              $   924        $ 879
Music                                                       933          983
Cable Networks-TBS                                          594            -
Filmed Entertainment-TBS                                    397            -
Cable                                                       242          217
Intersegment elimination                                    (56)         (11)

Total                                                    $3,034       $2,068

Entertainment Group:
Filmed Entertainment-Warner Bros.                        $1,174       $1,218
Broadcasting-The WB Network                                  24           15
Cable Networks-HBO                                          483          419
Cable                                                     1,020          947
Intersegment elimination                                    (99)        (112)

Total                                                    $2,602       $2,487


                                                             Three Months
                                                            Ended March 31,
                                                           1997        1996
                                                              (millions)
Operating Income
Time Warner:
Publishing                                                 $ 67         $ 56
Music                                                        50           55
Cable Networks-TBS                                           69            -
Filmed Entertainment-TBS                                    (16)           -
Cable                                                        35           (1)
Intersegment elimination                                    (11)           -

Total                                                      $194         $110

Entertainment Group:
Filmed Entertainment-Warner Bros.                          $ 74         $ 73
Broadcasting-The WB Network                                 (20)         (24)
Cable Networks-HBO                                           91           76
Cable                                                       183          146

Total                                                      $328         $271


                                                             Three Months
                                                            Ended March 31,
                                                           1997        1996
                                                              (millions)
Depreciation of Property, Plant and Equipment
Time Warner:
Publishing                                                 $ 16         $ 15
Music                                                        22           23
Cable Networks-TBS                                           21            -
Filmed Entertainment-TBS                                      1            -
Cable                                                        31           33

Total                                                      $ 91         $ 71

Entertainment Group:
Filmed Entertainment-Warner Bros.                          $ 45         $ 32
Broadcasting-The WB Network                                   -            -
Cable Networks-HBO                                            5            5
Cable                                                       172          143

Total                                                      $222         $180


                                                            Three Months
                                                           Ended March 31,
                                                            1997      1996
                                                              (millions)
Amortization of Intangible Assets(1)
Time Warner:
Publishing                                                 $  9         $  9
Music                                                        68           68
Cable Networks-TBS                                           45            -
Filmed Entertainment-TBS                                     22            -
Cable                                                        70           80

Total                                                      $214         $157

Entertainment Group:
Filmed Entertainment-Warner Bros.                         $  31         $ 31
Broadcasting-The WB Network                                   -            -
Cable Networks-HBO                                            -            -
Cable                                                        76           79

Total                                                      $107         $110
______________________
(1) Amortization includes all amortization relating to the acquisition of Warner Communications Inc. ("WCI") in 1989, the acquisition of the minority interest in American
     Television and Communications Corporation ("ATC") in 1992, the acquisitions of KBLCOM Incorporated and Summit
     Communications Group, Inc. in 1995, the acquisitions of TBS and CVI in 1996 and other business combinations accounted for by the purchase method.

9.   COMMITMENTS AND CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of Time Warner, alleged damages in connection with class action lawsuits and the pending litigation with the City of New York and Fox News Channel ("FNC") relating to the TBS Transaction and the carriage of FNC on Time Warner Cable's New York City cable television system. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of Time Warner.

10.  ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows:

                                                             Three Months
                                                            Ended March 31,
                                                           1997        1996
                                                              (millions)

Interest expense                                           $278         $247
Cash payments made for interest                             362          291
Cash payments made for income taxes                          89           47
Tax-related distributions received from TWE                  50           56
Income tax refunds received                                  23           31
Noncash dividends                                            45            -

                       TIME WARNER INC.
                   SUPPLEMENTARY INFORMATION
               SUMMARIZED FINANCIAL INFORMATION OF
TIME WARNER COMPANIES, INC. AND TURNER BROADCASTING SYSTEM, INC.

     On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in Turner Broadcasting System, Inc. ("TBS") that it did not already own, as more fully described in Note 2 to the Time Warner Inc. consolidated financial statements. As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name ("Old Time Warner", now known as Time Warner Companies, Inc.) and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company ("New Time Warner"). New Time Warner has fully and unconditionally guaranteed all of the outstanding publicly traded indebtedness of each of Old Time Warner and TBS.

     Set forth below is summarized financial information of each of Old Time Warner and TBS presented for the information of their respective debtholders. Summarized financial information of Old Time Warner presented below includes Old Time Warner's 20% interest in TBS under the equity method of accounting. Summarized financial information of TBS for all post-merger periods presented below has been adjusted to reflect New Time Warner's basis of accounting. Summarized financial information of TBS presented below for all pre-merger periods is reflected at TBS's historical cost basis of accounting. Certain reclassifications have been made to TBS's summarized financial information for all pre-merger periods to conform to the post-merger presentation.

Old Time Warner
                                                             Three Months
                                                            Ended March 31,
                                                           1997        1996
                                                              (millions)
Operating Statement Information
Revenues                                                 $2,086       $2,068
Depreciation and amortization                               216          228
Business segment operating income                           152          110
Equity in pretax income of Entertainment Group              330          116
Interest and other, net                                     240          296
Income (loss) before extraordinary item                      91          (93)
Net income (loss) (a)                                        78         (119)

                                                      March 31,   December 31,
                                                         1997         1996
Balance Sheet Information                                   (millions)
Total current assets                                    $ 3,362      $ 3,529
Investments in and amounts due to and from
  Entertainment Group                                     6,075        5,814
Total assets                                             26,265       25,595
Total current liabilities                                 2,666        2,831
Long-term debt                                           11,748       11,002
Total liabilities                                        19,008       18,532
Old Time Warner-obligated mandatorily redeemable
  preferred securities of subsidiaries holding solely
  subordinated notes and debentures of subsidiaries (b)     949          949
Series M exchangeable preferred stock                     1,717        1,672
Shareholders' equity                                      4,591        4,442
_______________________
(a) The net income for the three months ended March 31, 1997 includes an extraordinary loss on the retirement of debt of $13 million.
(b) Includes $374 million of preferred securities that are redeemable for cash or, at Old Time Warner's option, approximately 18.1 million shares of Hasbro, Inc. common stock owned by Old Time Warner.

TBS
                                                             Three Months
                                                            Ended March 31,
                                                           1997       1996
                                                              (millions)
Operating Statement Information
Revenues                                                   $954         $767
Depreciation and amortization                                89           45
Business segment operating income                            42           36
Interest and other, net                                      62           47
Loss before extraordinary item                              (36)         (10)
Net loss (a)                                                (40)         (10)

                                                       March 31,  December 31,
                                                         1997         1996
                                                             (millions)
Balance Sheet Information
Total current assets                                    $ 1,260      $ 1,286
Total assets                                             11,235       11,092
Total current liabilities                                 1,008          934
Long-term debt                                            1,224        1,711
Debt due to New Time Warner                               1,537          958
Total liabilities                                         4,198        3,989
Shareholders' equity                                      7,037        7,103
_______________
(a) The net loss for the three months ended March 31, 1997 includes an extraordinary loss on the retirement of debt of $4 million.

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

Use of EBITDA

     The following comparative discussion of the results of operations and financial condition of TWE includes, among other factors, an analysis of changes in the operating income of the business segments before depreciation and amortization ("EBITDA") in order to eliminate the effect on the operating performance of the filmed entertainment and cable businesses of significant amounts of amortization of intangible assets recognized in Time Warner's $14 billion acquisition of WCI in 1989, the $1.3 billion acquisition of the ATC minority interest in 1992 and other business combinations accounted for by the purchase method. Financial analysts generally consider EBITDA to be an important measure of comparative operating performance for the businesses of TWE, and, when used in comparison to debt levels or the coverage of interest expense, as a measure of liquidity. However, EBITDA should be considered in addition to, not as a substitute for, operating income, net income, cash flow and other measures of financial performance and liquidity reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

     EBITDA and operating income for TWE for the three months ended March 31, 1997 and 1996 are as follows:

                                            Three Months Ended March 31,
                                            EBITDA       Operating Income
                                         1997     1996      1997     1996
                                                     (millions)
Filmed Entertainment-Warner Bros.        $146     $131      $ 75      $ 70
Broadcasting-The WB Network               (20)     (24)      (20)      (24)
Cable Networks-HBO                         96       81        91        76
Cable                                     431      368       183       146

Total                                    $653     $556      $329      $268

     TWE had revenues of $2.6 billion and net income of $320 million for the three months ended March 31, 1997, compared to revenues of $2.485 billion and net income of $94 million for the three months ended March 31, 1996. As discussed more fully below, TWE's net income increased significantly in 1997 as compared to results in 1996 due to an overall increase in operating income generated by its business segments and the inclusion of an approximately $250 million pretax gain on the sale of TWE's 58% interest in E! Entertainment Television, Inc., offset in part by an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership.

     As a U.S. partnership, TWE is not subject to U.S.
federal and state income taxation. Income and withholding taxes of $12 million and $18 million for the three months ended March 31, 1997 and 1996, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues decreased to $1.172 billion, compared to $1.216 billion in the first quarter of 1996. EBITDA increased to $146 million from $131 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $71 million in 1997 and $61 million in 1996. Operating income increased to $75 million from $70 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by increases in international syndication revenues. EBITDA and operating income increased principally as a result of the strong performance of international syndication and a gain on the sale of an investment. Operating income was further affected by higher depreciation and amortization principally related to the expansion of consumer products operations.

     Broadcasting - The WB Network. The WB Network recorded an operating loss of $20 million on $24 million of revenues in the first quarter of 1997, compared to an operating loss of $24 million on $15 million of revenues in the first quarter of 1996. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss principally resulted from the expanded programming schedule and was mitigated by the exercise of an option by a limited partner to increase its ownership in this network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $483 million, compared to $419 million in the first quarter of 1996. EBITDA increased to $96 million from $81 million. Depreciation and amortization amounted to $5 million in 1997 and 1996. Operating income increased to $91 million from $76 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $1.020 billion, compared to $947 million in the first quarter of 1996. EBITDA increased to $431 million from $368 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $248 million in 1997 and $222 million in 1996. Operating income increased to $183 million from $146 million. Revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission (the "FCC") and an increase in advertising revenues. EBITDA and operating income increased as a result of the revenue gains, as well as net gains of approximately $24 million on the sale or exchange of certain cable systems. Operating income was further affected by higher depreciation and amortization related to capital spending.

     Interest and Other, Net. Interest and other, net, was $129 million income in the first quarter of 1997, compared to $89 million expense in the first quarter of 1996. Interest expense decreased to $115 million, compared to $122 million in 1996. There was other income, net, of $244 million in the first quarter of 1997, compared to $33 million in the first quarter of 1996, principally due to the inclusion of an approximately $250 million pretax gain on the sale of an interest in E! Entertainment Television, Inc. in March 1997.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1997

Financial Condition

      TWE had $5.6 billion of debt, $243 million of preferred stock of a subsidiary, $1.6 billion of Time Warner General Partners' Senior Capital and $6.7 billion of partners' capital at March 31, 1997, compared to $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital at December 31, 1996. Cash and equivalents were $312 million at March 31, 1997, compared to $216 million at December 31, 1996, reducing the debt-net-of-cash amounts for TWE to $5.3 billion and $5.5 billion, respectively.

Cash Flows

     During the first three months of 1997, TWE's cash used by operations amounted to $48 million and reflected $653 million of EBITDA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, less $146 million of interest payments, $12 million of income taxes, $18 million of corporate expenses, and $525 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $557 million in the first quarter of 1996 reflected $556 million of business segment EBITDA and $181 million related to a reduction in working capital requirements, other balance sheet accounts and non-cash items, less $151 million of interest payments, $12 million of income taxes and $17 million of corporate expenses.

     Cash provided by investing activities was $5 million in the first three months of 1997, compared to cash used by investing activities of $243 million in the first quarter of 1996, principally as a result of a $248 million increase in proceeds from the sale of investments. Capital expenditures were $331 million in each period.

     Cash provided by financing activities was $139 million in the first three months of 1997, compared to cash used by financing activities of $382 million in the first quarter of 1996, principally as a result of a lower level of debt reduction in the first three months of 1997 and the issuance of 250,000 shares of preferred stock of a subsidiary for aggregate net proceeds of $243 million, offset in part by the absence of $71 million of collections on the note receivable from U S WEST that was fully repaid in 1996. The preferred stock was issued by a newly formed, substantially owned subsidiary intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $292 million in the three months ended
March 31, 1997, compared to $268 million in the three months ended March 31, 1996. For the full year of 1997, cable capital spending is expected to be comparable to 1996 levels, with approximately $1.1 billion budgeted for the remainder of 1997. Capital spending by TWE's Cable division is expected to be funded principally by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner
Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, the TWE-Advance/Newhouse Partnership and Time Warner. Management expects to continue to finance such level of investment principally through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission and other services.

Warner Bros. Backlog

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $1.636 billion at March 31, 1997, compared to $1.502 billion at December 31, 1996 (including amounts relating to TWE's cable television networks of $222 million and $189 million, respectively, and to Time Warner's cable television networks of $396 million and $274 million, respectively). Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

Foreign Currency Risk Management

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At March 31, 1997, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At March 31, 1997, Time Warner had contracts for the sale of $523 million and the purchase of $183 million of foreign currencies at fixed rates. Of Time Warner's $340 million net sale contract position, none of the foreign exchange purchase contracts and $100 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, primarily Japanese yen (24% of net contract position related to TWE), French francs (20%), German marks (12%) and Canadian dollars (19%). This compares to a net sale contract position of $102 million of foreign currencies at December 31, 1996.

      Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at March 31, 1997 and December 31, 1996. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the three months ended March 31, 1997 and 1996, TWE recognized $7 million and $2 million in gains, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

     Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure outstanding at March 31, 1997, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at March 31, 1997 would result in approximately $5 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at March 31, 1997 would result in $5 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

            TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   CONSOLIDATED BALANCE SHEET
                       (Unaudited)

                                                      March 31,   December 31,
                                                         1997         1996
                                                           (millions)
ASSETS
Current assets
Cash and equivalents                                    $   312       $  216
Receivables, including $391 and $383 million
  due from Time Warner, less allowances of $358
  and $373 million                                        1,638        1,637
Inventories                                               1,192        1,134
Prepaid expenses                                            168          159

Total current assets                                      3,310        3,146

Noncurrent inventories                                    2,302        2,263
Loan receivable from Time Warner                            400          400
Investments                                                 337          351
Property, plant and equipment, net                        6,076        5,999
Cable television franchises                               3,032        3,054
Goodwill                                                  3,966        3,996
Other assets                                                671          764

Total assets                                            $20,094      $19,973

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable                                        $   769      $   935
Participations and programming costs payable              1,269        1,393
Debt due within one year                                      7            7
Other current liabilities, including $83
  million and $82 million due to Time Warner              1,524        1,740

Total current liabilities                                 3,569        4,075

Long-term debt                                            5,640        5,676
Other long-term liabilities, including $219 and
  $138 million due to Time Warner                         1,254        1,085
Minority interests                                        1,103        1,020
Preferred stock of subsidiary holding solely a
  mortgage note of its parent                               243            -
Time Warner General Partners' Senior Capital              1,574        1,543

Partners' capital
Contributed capital                                       7,537        7,537
Undistributed partnership earnings (deficit)               (826)        (963)

Total partners' capital                                   6,711        6,574

Total liabilities and partners' capital                 $20,094      $19,973


See accompanying notes.

            TIME WARNER ENTERTAINMENT COMPANY, L.P.
              CONSOLIDATED STATEMENT OF OPERATIONS
                          (Unaudited)


                                                             Three Months
                                                            Ended March 31,
                                                           1997       1996
                                                             (millions)

Revenues (a)                                            $ 2,600      $ 2,485

Cost of revenues (a)(b)                                   1,665        1,665
Selling, general and administrative (a)(b)                  606          552

Operating expenses                                        2,271        2,217

Business segment operating income                           329          268
Interest and other, net (a)                                 129          (89)
Minority interest                                          (108)         (50)
Corporate services (a)                                      (18)         (17)

Income before income taxes                                  332          112
Income taxes                                                (12)         (18)

Net income                                                $ 320        $  94

_______________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three months ended March 31, 1997, and 1996, respectively: revenues-$66 million and $23 million; cost of revenues-$(10) million and $(24) million; selling, general and administrative-$19 million and $(2) million; interest and other, net-$12 million and $9 million; and corporate services-$(18) million and $(17) million.

(b) Includes depreciation and amortization expense of:    $ 324        $ 288


See accompanying notes.

            TIME WARNER ENTERTAINMENT COMPANY, L.P.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                            1997        1996
                                                               (millions)
OPERATIONS
Net income                                                 $320        $  94
Adjustments for noncash and nonoperating items:
Depreciation and amortization                               324          288
Changes in operating assets and liabilities                (692)         175

Cash provided (used) by operations                          (48)         557

INVESTING ACTIVITIES
Investments and acquisitions                                (31)         (31)
Capital expenditures                                       (331)        (331)
Investment proceeds                                         367          119

Cash provided (used) by investing activities                  5         (243)

FINANCING ACTIVITIES
Borrowings                                                  282           63
Debt repayments                                            (318)        (498)
Issuance of preferred stock of subsidiary                   243            -
Capital distributions                                       (54)         (63)
Collections on note receivable from U S WEST                  -           71
Other                                                       (14)          45

Cash provided (used) by financing activities                139         (382)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  96          (68)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                 216          209

CASH AND EQUIVALENTS AT END OF PERIOD                      $312         $141


See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), classifies its businesses into three fundamental areas: Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

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

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 7). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner")* $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $107 million and $110 million in the three months ended March 31, 1997 and 1996, respectively.

_________________________
* On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in Turner Broadcasting System, Inc. ("TBS") that it did not already own. As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name ("Old Time Warner", now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaires of the new parent company. Unless the context indicates otherwise, references herein to "Time Warner" refer to Old Time Warner.


     Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST"). Certain of Time Warner's subsidiaries are the general partners of TWE ("Time Warner General Partners").

Basis of Presentation

     The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of TWE for the year ended December 31, 1996. Certain reclassifications have been made to the prior year's financial statements to conform to the 1997 presentation.

2.   INVENTORIES

     TWE's inventories consist of:
                                     March 31, 1997        December 31, 1996
                                   Current   Noncurrent    Current  Noncurrent
                                               (millions)
Film costs:
 Released, less amortization       $  418      $  562        $ 544      $ 535
 Completed and not released           379          86          168         42
 In process and other                  24         696           21        704
 Library, less amortization             -         651            -        664
Programming costs, less amortization  288         307          319        318
Merchandise                            83           -           82          -
Total                              $1,192      $2,302       $1,134     $2,263

3.   INVESTMENTS

     In March 1997, TWE sold its 58% interest in E!
Entertainment Television, Inc. A pretax gain of approximately
$250 million relating to this sale has been included in the accompanying consolidated statement of operations.

4.   LONG-TERM DEBT

     Long-term debt consists of:
                                                     March 31,   December 31,
                                                        1997          1996
                                                            (millions)
Credit agreement, weighted average interest
  rates of 6.0% and 6.1%                                 $1,230       $1,555
Commercial paper, weighted average interest
   rates of 6.0% and 5.8%                                   599          310
Publicly held notes and debentures                        3,782        3,781
Other                                                        29           30

Total                                                    $5,640       $5,676

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.4 billion of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

5.   PREFERRED STOCK OF SUBSIDIARY

     In February 1997, a newly formed, substantially owned subsidiary of TWE (the "REIT") issued 250,000 shares of step-down preferred stock ("Step-Down Preferred Stock"). The REIT is intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. TWE used the aggregate net proceeds from the transaction of $243 million to reduce its bank debt. The sole asset of the REIT is a $432 million mortgage note payable of TWE, which will be secured by certain real estate owned by TWE or its affiliates.

     Each share of Step-Down Preferred Stock is entitled to a liquidation preference of $1,000 and entitles the holder thereof to receive cumulative cash dividends, payable quarterly, at the rate of 14.253% per annum through December 30, 2006 and 1% per annum thereafter, which results in an effective dividend yield of 8.48%. Shares of Step-Down Preferred Stock are redeemable only in the event of certain changes or proposed changes to the tax laws or regulations, such that dividends paid by the REIT or interest paid under the mortgage note would not be fully deductible for federal income tax purposes. Time Warner has the right to liquidate or dissolve the REIT at any time after December 30, 2006 or, at any time prior thereto, upon the approval of the holders of at least two-thirds of the outstanding shares of Step-Down Preferred Stock.

6.   PARTNERS' CAPITAL

     Changes in partners' capital were as follows:

                                                            Three Months
                                                            Ended March 31,
                                                           1997        1996
                                                              (millions)
Balance at beginning of year                             $6,574       $6,478
Net income                                                  320           94
Distributions                                              (139)        (121)
Allocation of income to Time Warner General
  Partners' Senior Capital                                  (31)         (28)
Collections on note receivable from U S WEST                  -           71
Other                                                       (13)           8

Balance at March 31                                      $6,711      $6,502

     TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse Time Warner for its stock options granted to employees of TWE based on the amount by which the market price of Time Warner common stock exceeds the option exercise price on the exercise date or, with respect to options granted prior to the TWE capitalization on September 30, 1992, the greater of the exercise price and the $27.75 market price of Time Warner common stock at the time of the TWE capitalization. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously-accrued stock option distributions and the corresponding liability when the market price of Time Warner common stock declines.

     During the three months ended March 31, 1997, TWE accrued $50 million of tax-related distributions and $89 million of stock option distributions, based on closing prices of Time Warner common stock of $43.25 at March 31, 1997 and $37.50 at December 31, 1996. During the three months ended March 31, 1996, TWE accrued $56 million of tax-related distributions and $65 million of stock option distributions as a result of an increase at that time in the market price of Time Warner common stock. In the three months ended March 31, 1997, TWE paid distributions to the Time Warner General Partners in the amount of $54 million, consisting of $50 million of tax-related distributions and $4 million of stock option related distributions. In the three months ended March 31, 1996, TWE paid the Time Warner General Partners distributions in the amount of $63 million, consisting of $56 million of tax-related distributions and $7 million of stock option related distributions.

7.   SEGMENT INFORMATION

     TWE classifies its businesses into three fundamental areas: Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different business segments is set forth below.

                                                            Three Months
                                                           Ended March 31,
                                                          1997        1996
                                                             (millions)
Revenues
Filmed Entertainment-Warner Bros.                        $1,172       $1,216
Broadcasting-The WB Network                                  24           15
Cable Networks-HBO                                          483          419
Cable                                                     1,020          947
Intersegment elimination                                    (99)        (112)

Total                                                    $2,600       $2,485


                                                             Three Months
                                                            Ended March 31,
                                                           1997        1996
                                                               (millions)
Operating Income
Filmed Entertainment-Warner Bros.                          $ 75         $ 70
Broadcasting-The WB Network                                 (20)         (24)
Cable Networks-HBO                                           91           76
Cable                                                       183          146

Total                                                      $329         $268


                                                             Three Months
                                                            Ended March 31,
                                                           1997        1996
                                                               (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros.                          $ 40        $  30
Broadcasting-The WB Network                                   -            -
Cable Networks-HBO                                            5            5
Cable                                                       172          143

Total                                                      $217         $178


                                                              Three Months
                                                             Ended March 31,
                                                            1997        1996
                                                                (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment-Warner Bros.                          $ 31         $ 31
Broadcasting-The WB Network                                   -            -
Cable Networks-HBO                                            -            -
Cable                                                        76           79

Total                                                      $107        $ 110

(1) Amortization includes amortization relating to the acquisitions of WCI in 1989 and the ATC minority interest in 1992 and to other business combinations accounted for by the purchase method.

8.   COMMITMENTS AND CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE and the pending litigation with the City of New York and Fox News Channel ("FNC") relating to Time Warner's acquisition of Turner Broadcasting System, Inc. and the carriage of FNC on Time Warner Cable's New York City cable television system. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of TWE.

9.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows:

                                                             Three Months
                                                            Ended March 31,
                                                           1997        1996
                                                              (millions)
Interest expense                                           $115         $122
Cash payments made for interest                             146          151
Cash payments made for income taxes, net                     12           12
Noncash capital distributions                                89           65

                   Part II.  Other Information

Item 1.   Legal Proceedings.

     On April 11, 1997, the Washington and Dallas offices of the Federal Trade Commission notified Warner Elektra Atlantic Corporation ("WEA") that it had commenced a preliminary investigation into whether WEA or others may be violating or have violated laws against unfair competition by the adoption, implementation and maintenance of minimum advertised pricing programs.

     Reference is made to the Federal lawsuits filed by TBS and TWE in November 1992 seeking to overturn the must carry provisions of the 1992 Cable Act on First Amendment grounds, described on page I-36 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K"). On March 31, 1997, the U.S. Supreme Court upheld the constitutionality of the must carry requirements.

     Reference is made to the investigation commenced in 1994 by the U.S. Department of Justice into certain worldwide activities of Warner Music Group ("WMG") and other companies in the recorded music industry, described on page I-37 of the 1996 Form 10-K. On April 25, 1997, WMG provided information and produced documents in accordance with the order of the United States District Court for the District of Columbia.

     Reference is made to the consolidated actions filed in Superior Court, Fulton County, Georgia, against TBS, Time
Warner, certain officers and directors of TBS and other defendants, in connection with the TBS Transaction, described on pages I-38 and I-39 of the 1996 Form 10-K. On
March 21, 1997, defendants moved for summary judgment on plaintiffs' fourth amended complaint and for entry of final judgment on all claims in the third and fourth amended complaints.

     Reference is made to the litigation entitled Fox News Network, L.L.C. v. Time Warner Inc., Time Warner Entertainment Company, L.P., Turner Broadcasting System, Inc. and R.E. "Ted" Turner III, described on pages I-39 and I-40 of the 1996 Form 10-K. On March 21, 1997, defendants filed a motion for summary judgment addressed to Fox's remaining state law claims, which motion is scheduled to be argued on May 15, 1997. On April 10, 1997, the court denied plaintiff's motion to dismiss the counterclaims.

     On March 19, 1997, Six Flags Theme Parks Inc. and its wholly-owned subsidiary Six Flags Over Georgia, Inc. commenced a declaratory judgment action in the Superior Court of Gwinnett County, Georgia, entitled Six Flags Over Georgia, Inc. and Six Flags Theme Parks, Inc. v. Six Flags Fund, Ltd. and Avram Salkin, as Trustee of the Claims Trust. The plaintiffs are affiliates of Time Warner and seek, among other things, a declaration and determination of the rights and obligations of the partners of Six Flags Over Georgia, L.P. with respect to certain disputed partnership affairs and an accounting of all partnership affairs. On April 21, 1997, defendants filed a motion to dismiss the declaratory judgment action as well as an answer and counterclaim naming Six Flags Entertainment Corporation and
TWE as additional counterclaim-defendants. The counterclaim seeks imposition of a constructive trust, compensatory damages of in excess of $250 million and unspecified punitive damages for alleged breach of fiduciary duty, conversion, fraud and conspiracy allegedly committed by the counterclaim-defendants in connection with the management of the Six Flags Over
Georgia theme park. The counterclaim-defendants intend to vigorously contest these allegations.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

    The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

      (b)  Reports on Form 8-K.

           (i) Time Warner filed a Current Report on Form 8-K dated March 21, 1997 setting forth in Item 7 a pro forma consolidated condensed statement of operations of Time Warner for the year ended December 31, 1996 reflecting the TBS Transaction and certain other transactions entered into by Time Warner during 1996.

                        TIME WARNER INC.

                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Time Warner Inc.
                                  (Registrant)


                      By:    /s/  Richard J. Bressler
                      Name:     Richard J. Bressler
                      Title:    Senior Vice President and
                                Chief Financial Officer




Dated:   May 9, 1997

                         EXHIBIT INDEX
            Pursuant to Item 601 of Regulations S-K



Exhibit No.             Description of Exhibit

27                      Financial Data Schedule.