Form 10-Q
period 1997-06-30
TIME WARNER INC/
filed 1997-08-08
CIK 1021387

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1997, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock - $.01 par value                  515,726,899
Series LMCN-V Common Stock - $.01 par value         57,061,942
       Description of Class                      Shares Outstanding
                                                 as of July 31, 1997

                      TIME WARNER INC. AND
             TIME WARNER ENTERTAINMENT COMPANY, L.P.

                        INDEX TO FORM 10-Q

                                                             Page

                                                        Time
                                                       Warner    TWE

PART I.  FINANCIAL INFORMATION

Management's discussion and analysis of results of
operations and financial condition                        1      32

Consolidated balance sheets at June 30, 1997 and
December 31, 1996                                        16      38

Consolidated statements of operations for the three
and six months ended June 30, 1997 and 1996              17      39

Consolidated statements of cash flows for the six
months ended June 30, 1997 and 1996                      18      40

Notes to consolidated financial statements               19      41

Supplementary information                                30


PART II.  OTHER INFORMATION                              46

                   Part I.   Financial Information

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

     Time Warner classifies its business interests into four fundamental areas: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming and sports franchises; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST"). Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights related to TWE's interest in certain cable television systems. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

Cable Strategy

     Currently, Time Warner is no longer actively pursuing a restructuring of TWE with U S WEST. However, Time Warner is continuing to explore alternatives to reduce selectively its economic interest in the cable television business and related ancillary businesses in order to reduce existing debt and its share of future funding requirements related to such operations. These alternatives include sales or exchanges of non-strategic, unclustered cable television systems and tax-efficient transfers of cable television systems and related ancillary businesses to joint ventures or other enterprises that would be responsible for financing the operating and capital needs of such businesses. These alternatives may be subject to third party, franchise and regulatory approvals, including, in certain instances, approval by U S WEST and/or the Advance/Newhouse Partnership ("Advance/Newhouse"). There can be no assurance that any of these efforts will succeed.

     Consistent with this strategy of reducing existing debt and its share of future funding requirements related to the cable television business, TWE and Advance/Newhouse entered into agreements in June 1997 to transfer the direct broadcast satellite operations conducted by TWE and the TWE-Advance/Newhouse Partnership (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P.
held by the TWE-Advance/Newhouse Partnership ("Primestar" and collectively, the "Primestar Assets") to a new, publicly traded holding company ("Newco") that will be the parent entity of TCI Satellite Entertainment, Inc. ("TSAT"). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of

Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $200 million of debt reduction, as well as eliminating its share of future funding requirements for these operations that will be separately financed by Newco. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco.

     In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar (or, under certain circumstances, Newco) will acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB. In exchange for such assets, ASkyB will receive non-voting securities of Newco that will be convertible into non-voting common stock of Newco and, accordingly, reduce TWE's equity interest in Newco to approximately 16% on a fully diluted basis.

     The Primestar transactions are not conditioned on each other and may close independently. They are expected to close in 1998, subject to customary closing conditions, including all necessary governmental and regulatory approvals, including the approval of the Federal
Communications Commission (the "FCC"). There can be no assurance that such approvals will be obtained.

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

RESULTS OF OPERATIONS

     As a result of the TBS Transaction, Time Warner has two new business segments which parallel its previously existing interests in filmed entertainment and cable television programming held through TWE. Time Warner's Cable Networks segment principally consists of TBS's cable television networks and sports operations. These operations include entertainment networks such as TNT, TBS Superstation, Cartoon Network and Turner Classic Movies; news networks such as CNN, CNN International and CNN Headline News; and sports franchises consisting of the Atlanta Braves and the Atlanta Hawks. Time Warner's Filmed Entertainment segment principally consists of TBS's film and television production and distribution operations, including New Line Cinema, Castle

Rock Entertainment, Hanna-Barbera Productions, Inc. and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures, Inc.

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

     EBITDA and operating income for Time Warner and the Entertainment Group for the three and six months ended June
30, 1997 and 1996 are as follows:

                                 Three Months Ended June 30,
                             EBITDA                  Operating Income
                              Pro                            Pro
                 Historical  Forma  Historical  Historical  Forma   Historical
                    1997      1996     1996       1997      1996       1996
                                         (millions)
Time Warner:

Publishing           $174     $156     $156         $149      $125     $125
Music                 125      165      165           32        70       70
Cable Networks-TBS    186      132        -          115        69        -
Filmed Entertainment
  -TBS                 31      (21)       -           10       (45)       -
Cable                 135      118      118           35        20       20
Intersegment
  elimination           4        2        -            4         2        -

Total                $655     $552     $439         $345      $241     $215

Entertainment Group:
Filmed Entertainment
  -Warner Bros.      $155     $141    $141          $ 80      $ 79     $ 79
Broadcasting
  -The WB Network     (18)     (12)    (12)          (19)      (12)     (12)
Cable Networks-HBO    103       87      87            98        83       83
Cable                 419      376     376           168       147      147

Total                $659     $592    $592          $327      $297     $297

                                  Six Months Ended June 30,
                              EBITDA                Operating Income
                               Pro                           Pro
                  Historical  Forma  Historical  Historical  Forma  Historical
                    1997       1996      1996       1997      1996     1996
                                            (millions)
Time Warner:

Publishing          $  266    $  236    $  236        $216    $181    $181
Music                  265       311       311          82     125     125
Cable Networks-TBS     321       252         -         184     129       -
Filmed Entertainment
  -TBS                  38       (43)        -          (6)    (90)      -
Cable                  271       230       230          70      19      19
Intersegment
  elimination           (7)      (21)        -          (7)    (21)      -

Total               $1,154    $  965    $  777        $539    $343    $325

Entertainment Group:
Filmed Entertainment
  -Warner Bros.     $  305    $  277    $  277        $154    $152    $152
Broadcasting
  -The WB Network      (38)      (36)      (36)        (39)    (36)    (36)
Cable Networks-HBO     199       168       168         189     159     159
Cable                  850       744       744         351     293     293

Total               $1,316    $1,153    $1,153        $655    $568    $568

Three Months Ended June 30, 1997 Compared to Three Months
Ended June 30, 1996

     Time Warner had revenues of $3.193 billion and net income of $30 million ($.09 loss per common share after preferred dividend requirements) for the three months ended
June 30, 1997, compared to revenues of $2.139 billion, a loss of $31 million before an extraordinary loss on the retirement of debt ($.26 loss per common share) and a net loss of $40 million ($.28 loss per common share) for the three months ended June 30, 1996. Time Warner's equity in the pretax income of the Entertainment Group was $108 million for the three months ended June 30, 1997, compared to $93 million for the three months ended June 30, 1996.

     Time Warner's historical results of operations include the operating results of TBS from October 10, 1996. On a pro forma basis, giving effect to the Time Warner Transactions as if each of such transactions had occurred at the beginning of 1996, Time Warner would have reported for the three months ended June 30, 1996, revenues of $3.033 billion, EBITDA of $552 million, operating income of $241 million, equity in the pretax income of the Entertainment Group of $93 million, a loss before extraordinary item of $61 million ($.24 loss per common share) and a net loss of $70 million ($.26 loss per common share). No pro forma financial information has been presented for Time Warner for the three months ended June 30, 1997 because all of such transactions are already reflected in the historical financial statements of Time Warner.

     Time Warner's operating results improved from a pro forma net loss of $70 million for the three months ended June 30, 1996 to net income of $30 million for the three months ended June 30, 1997. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's operating income, increased income from its equity in the pretax income of the Entertainment Group and the absence of a $9 million extraordinary loss on the retirement of debt recorded in 1996. On a historical basis, such underlying operating trends were mitigated by an overall increase in interest expense principally relating to the assumption of approximately $2.8 billion of debt in the TBS Transaction, and an increase in noncash amortization of intangible assets, also relating to the TBS Transaction. On a historical basis, after preferred dividend requirements, Time Warner's net loss applicable to common shares improved to $49 million for the three months ended June 30, 1997, compared to $110 million for the three months ended June 30, 1996. This improvement, as well as the dilutive effect from issuing 179.8 million shares of common stock in connection with the TBS Transaction, resulted in a net loss per common share of $.09 for the three months ended June 30, 1997, compared to a $.28 net loss per common share for the three months ended June 30, 1996.

     On a historical basis, the Entertainment Group had revenues of $2.731 billion and net income of $89 million for the three months ended June 30, 1997, compared to revenues of $2.610 billion and net income of $72 million for the three months ended June 30, 1996. As discussed more fully below, the Entertainment Group's net income increased in 1997 as compared to 1996 principally due to an overall increase in operating income generated by its business segments.

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

Time Warner

     Publishing. Revenues increased to $1.053 billion, compared to $1.038 billion in the second quarter of 1996. EBITDA increased to $174 million from $156 million. Depreciation and amortization amounted to $25 million in 1997 and $31 million in 1996. Operating income increased to $149 million from $125 million. Excluding the effect from operations that were either recently sold or acquired, revenues benefited from increases in advertising and circulation revenues. Contributing to the revenue gains were increases achieved by People, Sports Illustrated and Entertainment Weekly. EBITDA and operating income increased principally as a result of the revenue gains, as well as savings attributable to lower paper costs.

     Music. Revenues decreased to $822 million, compared to $876 million in the second quarter of 1996. EBITDA decreased to $125 million from $165 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $93 million in 1997 and $95 million in 1996. Operating income decreased to $32 million from $70 million. Despite the Music division maintaining its leading domestic market share for the year (20%), the decline in revenues principally related to continuing industry-wide softness in the overexpanded U.S. retail marketplace and a decline in international recorded music sales. EBITDA and operating income decreased principally as a result of the decline in revenues and lower results from direct marketing activities. Management expects that these domestic and international trends will continue to affect 1997 operating results.

     Cable Networks-TBS. Cable Networks results reflect the acquisition of TBS effective in October 1996. Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

     Revenues increased to $750 million, compared to $645 million on a pro forma basis in the second quarter of 1996. EBITDA increased to $186 million from $132 million on a pro forma basis. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of TBS, amounted to $71 million in 1997 and $63 million on a pro forma basis in 1996. Operating income increased to $115 million from $69 million on a pro forma basis. Revenues benefited from increases in advertising and subscription revenues. Advertising revenues increased due to a strong overall advertising market for the division's major branded networks, including TNT, TBS Superstation, CNN and Cartoon Network. Subscription revenues increased as a result of higher rates and an increase in subscriptions, primarily at TNT, CNN, Cartoon Network and Turner Classic Movies. EBITDA and operating income increased principally as a result of the revenue gains, offset in part by start-up costs for new networks, including the sports news network CNN/SI and the Spanish-language news network CNN en Espanol.

     Filmed Entertainment-TBS. Filmed Entertainment results reflect the acquisition of TBS effective in October 1996.
Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

     Revenues increased to $337 million, compared to $264 million on a pro forma basis in the second quarter of 1996. EBITDA increased to $31 million from a loss of $21 million on a pro forma basis. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of TBS, amounted to $21 million in 1997 and $24 million on a pro forma basis in 1996. Operating income increased to $10 million in 1997 from an operating loss of $45 million on a pro forma basis in 1996. Revenues benefited from increases in world-wide theatrical, home video and television distribution revenues. EBITDA and operating income increased principally as a result of the revenue gains and the absence of write-offs recorded in 1996 that related to disappointing results for theatrical releases.

     Cable. Revenues increased to $250 million, compared to $230 million in the second quarter of 1996. EBITDA increased to $135 million from $118 million. Depreciation and amortization, including noncash amortization of intangible assets related to the 1995 and 1996 cable acquisitions, amounted to $100 million in 1997 and $98 million in 1996. Operating income increased to $35 million from $20 million. Revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased principally as a result of the revenue gains.

     Interest and Other, Net. Interest and other, net, increased to $303 million in the second quarter of 1997, compared to $282 million in the second quarter of 1996. Interest expense increased to $256 million, compared to $224 million, principally due to the assumption of approximately $2.8 billion of debt in the TBS Transaction. Other expense, net, decreased to $47 million in the second quarter of 1997 from $58 million in the second quarter of 1996, principally because of an increase in investment-related income, offset in part by costs associated with the Company's receivables securitization program. The increase in investment-related income principally related to gains on the sale of investments and lower losses from reductions in the carrying value of certain investments.

Entertainment Group

     Filmed Entertainment-Warner Bros. Revenues decreased to $1.257 billion, compared to $1.272 billion in the second quarter of 1996. EBITDA increased to $155 million from $141 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $75 million in 1997 and $62 million in 1996. Operating income increased to $80 million from $79 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by significant increases in worldwide television distribution revenues. EBITDA and operating income increased principally as a result of the strong performance of worldwide television distribution operations. Operating income was further affected by higher depreciation and amortization principally related to the expansion of theme parks and consumer products operations.

     Broadcasting - The WB Network. Revenues increased to
$29 million, compared to $18 million in the second quarter of 1996. EBITDA decreased to a loss of $18 million from a loss of $12 million. Depreciation and amortization amounted to $1 million in 1997. Operating losses increased to $19 million from $12 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss principally resulted from the expanded programming schedule and was mitigated by the exercise of an option by a limited partner in the first quarter of 1997 to increase its ownership in this network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $487 million, compared to $456 million in the second quarter of 1996. EBITDA increased to $103 million from $87 million. Depreciation and amortization amounted to $5 million in 1997 and $4 million in 1996. Operating income increased to $98 million from $83 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $1.066 billion, compared to $961 million in the second quarter of 1996. EBITDA increased to $419 million from $376 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $251 million in 1997 and $229 million in 1996. Operating income increased to $168 million from $147 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time
Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased as a result of the revenue gains. Operating income was further affected by higher depreciation and amortization related to capital spending.

     Interest and Other, Net. Interest and other, net, was $139 million in the second quarter of 1997, compared to $134 million in the second quarter of 1996. Interest expense was $120 million in 1997 and $119 million in 1996. There was other expense, net, of $19 million in the second quarter of 1997, compared to $15 million in the second quarter of 1996, principally due to an increase in dividend requirements on preferred stock of a subsidiary issued in February 1997 to reduce TWE's bank debt. The preferred stock was issued by a newly formed, substantially owned subsidiary of TWE (the "REIT") intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Six Months Ended June 30, 1997 Compared to Six Months Ended
June 30, 1996

     Time Warner had revenues of $6.227 billion, income of $82 million before an extraordinary loss on the retirement of debt ($.13 loss per common share after preferred dividend requirements) and net income of $65 million ($.16 loss per common share) for the six months ended June 30, 1997, compared to revenues of $4.207 billion, a loss of $124 million before an extraordinary loss on the retirement of debt ($.58 loss per common share) and a net loss of $159 million ($.67 loss per common share) for the six months ended June 30, 1996. Time Warner's equity in the pretax income of the Entertainment Group was $426 million for the six months ended June 30, 1997, compared to $209 million for the six months ended June 30, 1996.

     Time Warner's historical results of operations include the operating results of TBS from October 10, 1996. On a pro forma basis, giving effect to the Time Warner Transactions as if each of such transactions had occurred at the beginning of 1996, Time Warner would have reported for the six months ended June 30, 1996, revenues of $5.868 billion, EBITDA of $965 million, operating income of $343 million, equity in the pretax income of the Entertainment Group of $209 million, a loss before extraordinary item of $182 million ($.59 loss per common share) and a net loss of $217 million ($.65 loss per common share). No pro forma financial information has been presented for Time Warner for the six months ended June 30, 1997 because all of such transactions are already reflected in the historical financial statements of Time Warner.

     Time Warner's operating results improved from a pro forma net loss of $217 million for the six months ended June 30, 1996 to net income of $65 million for the six months ended June 30, 1997. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's operating income, a significant increase in income from its equity in the pretax income of the Entertainment Group and an $18 million decrease in extraordinary losses on the retirement of debt recorded in each period. On a historical basis, such underlying operating trends were mitigated by an overall increase in interest expense principally relating to the assumption of approximately $2.8 billion of debt in the TBS Transaction, and an increase in noncash amortization of intangible assets, also relating to the TBS Transaction. On a historical basis, after preferred dividend requirements that increased by $53 million due to the April 1996 issuance of Series M Preferred Stock, Time Warner's net loss applicable to common shares improved to $92 million for the six months ended June 30, 1997, compared to $263 million for the six months ended June 30, 1996. This improvement, as well as the dilutive effect from issuing 179.8 million shares of common stock in connection with the TBS Transaction, resulted in a net loss per common share of $.16 for the six months ended June 30, 1997, compared to a $.67 net loss per common share for the six months ended June 30, 1996.

     On a historical basis, the Entertainment Group had revenues of $5.333 billion and net income of $407 million for the six months ended June 30, 1997, compared to revenues of $5.097 billion and net income of $170 million for the six months ended June 30, 1996. As discussed more fully below, the Entertainment Group's net income increased significantly in 1997 as compared to 1996 principally due to an overall increase in operating income generated by its business segments and the inclusion of an approximately $250 million pretax gain on the first quarter of 1997 sale of TWE's 58% interest in E! Entertainment Television, Inc., offset in part by an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership.

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

Time Warner

     Publishing. Revenues increased to $1.977 billion, compared to $1.917 billion in the first six months of 1996.
EBITDA increased to $266 million from $236 million.
Depreciation and amortization amounted to $50 million in 1997 and $55 million in 1996. Operating income increased to $216 million from $181 million. Excluding the effect from operations that were either recently sold or acquired, revenues benefited from increases in advertising and circulation revenues. All major magazine brands achieved revenue gains, including People, Sports Illustrated, Time and Entertainment Weekly. EBITDA and operating income increased principally as a result of the revenue gains, as well as savings attributable to lower paper costs.

     Music. Revenues decreased to $1.755 billion, compared to $1.859 billion in the first six months of 1996. EBITDA decreased to $265 million from $311 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $183 million in 1997 and $186 million in 1996. Operating income decreased to $82 million from $125 million. Despite the Music division maintaining its leading domestic market share for the year (20%), the decline in revenues principally related to continuing industry-wide softness in the overexpanded U.S. retail marketplace and a decline in international recorded music sales. EBITDA and operating income decreased principally as a result of the decline in revenues and lower results from direct marketing activities, offset in part by certain one-time gains. Management expects that these domestic and international trends will continue to affect 1997 operating results.

     Cable Networks-TBS. Cable Networks results reflect the acquisition of TBS effective in October 1996. Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

     Revenues increased to $1.344 billion, compared to $1.157 billion on a pro forma basis in the first six months of 1996. EBITDA increased to $321 million from $252 million on a pro forma basis. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of TBS, amounted to $137 million in 1997 and $123 million on a pro forma basis in 1996. Operating income increased to $184 million from $129 million on a pro forma basis. Revenues benefited from increases in advertising and subscription revenues. Advertising revenues increased due to a strong overall advertising market for the division's major branded networks, including TNT, TBS Superstation, CNN and Cartoon Network. Subscription revenues increased as a result of higher rates and an increase in subscriptions, primarily at TNT, CNN, Cartoon Network and Turner Classic Movies. EBITDA and operating income increased principally as a result of the revenue gains, offset in part by start-up costs for new networks, including the sports news network CNN/SI and the Spanish-language news network CNN en Espanol.

     Filmed Entertainment-TBS. Filmed Entertainment results reflect the acquisition of TBS effective in October 1996.
Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

     Revenues increased to $734 million, compared to $558 million on a pro forma basis in the first six months of 1996. EBITDA increased to $38 million from a loss of $43 million on a pro forma basis. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of TBS, amounted to $44 million in 1997 and $47 million on a pro forma basis in 1996. Operating losses decreased to $6 million in 1997 from $90 million on a pro forma basis in 1996. Revenues benefited from increases in worldwide theatrical, home video and television distribution revenues. EBITDA and operating income increased principally as a result of the revenue gains and the absence of write-offs recorded in 1996 that related to disappointing results for theatrical releases.

     Cable. Revenues increased to $492 million, compared to $447 million in the first six months of 1996. EBITDA increased to $271 million from $230 million. Depreciation and amortization, including noncash amortization of intangible assets related to the 1995 and 1996 cable acquisitions, amounted to $201 million in 1997 and $211 million in 1996. Operating income increased to $70 million from $19 million. Revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased as a result of the revenue gains, as well as gains of approximately $11 million recognized in the first quarter of 1997 in connection with the sale of certain investments. Operating income was further affected by lower depreciation and amortization principally relating to changes in useful lives of certain assets acquired in 1996.

     Interest and Other, Net. Interest and other, net, increased to $595 million in the first six months of 1997, compared to $578 million in the first six months of 1996. Interest expense increased to $534 million, compared to $471 million, principally due to the assumption of approximately $2.8 billion of debt in the TBS Transaction. Other expense, net, decreased to $61 million in the first six months of 1997 from $107 million in the first six months of 1996, principally because of an increase in investment-related income and gains on foreign exchange contracts, offset in part by costs associated with the Company's receivables securitization program. The increase in investment-related income principally related to gains on the sale of investments and lower losses from reductions in the carrying value of certain investments.

Entertainment Group

     Filmed Entertainment-Warner Bros. Revenues decreased to $2.431 billion, compared to $2.490 billion in the first six months of 1996. EBITDA increased to $305 million from $277 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $151 million in 1997 and $125 million in 1996. Operating income increased to $154 million from $152 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by significant increases in worldwide television distribution revenues. EBITDA and operating income increased principally as a result of the strong performance of worldwide television distribution operations and a gain on the sale of an investment.

     Broadcasting - The WB Network. Revenues increased to
$53 million, compared to $33 million in the first six months of 1996. EBITDA decreased to a loss of $38 million from a loss of $36 million. Depreciation and amortization amounted to $1 million in 1997. Operating losses increased to $39 million from $36 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss principally resulted from the expanded programming schedule and was mitigated by the exercise of an option by a limited partner in the first quarter of 1997 to increase its ownership in this network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $970 million, compared to $875 million in the first six months of 1996. EBITDA increased to $199 million from $168 million. Depreciation and amortization amounted to $10 million in 1997 and $9 million in 1996. Operating income increased to $189 million from $159 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $2.086 billion, compared to $1.908 billion in the first six months of 1996. EBITDA increased to $850 million from $744 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $499 million in 1997 and $451 million in 1996. Operating income increased to $351 million from $293 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time
Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased as a result of the revenue gains, as well as net gains of approximately $24 million recognized in the first quarter of 1997 in connection with the sale or exchange of certain cable systems. Operating income was further affected by higher depreciation and amortization related to capital spending.

     Interest and Other, Net. Interest and other, net, decreased to $11 million in the first six months of 1997, compared to $222 million in the first six months of 1996. Interest expense decreased to $236 million, compared to $240 million in 1996. There was other income, net, of $225 million in the first six months of 1997, compared to $18 million in the first six months of 1996, principally due to higher gains on asset sales, including an approximately $250 million pretax gain on the sale of an interest in E! Entertainment Television, Inc. recognized in the first quarter of 1997. This income was offset in part by an increase in dividend requirements on preferred stock of the REIT issued in February 1997 to reduce TWE's bank debt.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 1997

Time Warner

Financial Condition

     At June 30, 1997, Time Warner had $12.7 billion of debt, $470 million of cash and equivalents (net debt of $12.2 billion), $402 million of borrowings against future stock option proceeds, $949 million of mandatorily redeemable preferred securities of subsidiaries, $1.8 billion of Series M Preferred Stock and $9.4 billion of shareholders' equity, compared to $12.7 billion of debt, $452 million of available cash and equivalents (net debt of $12.2 billion), $488 million of borrowings against future stock option proceeds, $949 million of mandatorily redeemable preferred securities of subsidiaries, $1.7 billion of Series M Preferred Stock and $9.5 billion of shareholders' equity at December 31, 1996.

Investment in TWE

     Time Warner's investment in TWE at June 30, 1997 consisted of interests in 74.49% of the Series A Capital and Residual Capital of TWE, and 100% of the Senior Capital and Series B Capital of TWE. Such priority capital interests provide Time Warner (and with respect to the Series A Capital only, U S WEST) with certain priority claims to the net partnership income of TWE and distributions of TWE partnership capital, including certain priority distributions of partnership capital in the event of liquidation or dissolution of TWE. Each level of priority capital interest provides for an annual rate of return equal to or exceeding 8%, including an above-market 13.25% annual rate of return (11.25% to the extent concurrently distributed) related to Time Warner's Series B Capital interest, which, when taken together with Time Warner's contributed capital, represented a cumulative priority Series B Capital interest of $5.6 billion at June 30, 1997. While the TWE partnership agreement contemplates the reinvestment of significant partnership cash flows in the form of capital expenditures and otherwise provides for certain other restrictions that are expected to limit cash distributions on partnership interests for the foreseeable future, Time Warner's $1.6 billion Senior Capital interest and, to the extent not previously distributed, partnership income allocated thereto (based on an 8% annual rate of return) is required to be distributed to Time Warner in three annual installments beginning on July 1, 1997. In July 1997, Time Warner received a $535 million distribution relating to its Senior Capital interest.

Debt Refinancings

     During the first quarter of 1997, Time Warner entered into a number of financing transactions, which resulted in the refinancing of approximately $600 million of debt and the elimination of the potential dilution from the conversion of TBS's zero coupon subordinated convertible notes due 2007 (the "TBS Convertible Notes") into 5.6 million shares of Time Warner common stock. Time Warner redeemed $300 million principal amount of 10.75% Senior Notes due January 30, 2002 of TWI Cable and approximately $283 million accreted amount of TBS Convertible Notes at an aggregate redemption price of approximately $600 million, including redemption premiums and accrued interest thereon. In conjunction with the refinancing, Old Time Warner issued $600 million principal amount of Floating Rate Reset Notes due December 30, 2031 that are redeemable at the election of the holders, in whole but not in part, on December 30, 2001 (the "Five-Year Floating Rate Notes"). The Five-Year Floating Rate Notes bear interest at a floating rate equal to LIBOR less 25 basis points until December 30, 2001, at which time, if not redeemed, the interest rate will be reset at a fixed rate equal to 6.59% plus a margin based upon Old Time Warner's credit risk at such time.

     In July 1997, Old Time Warner issued $600 million principal amount of Floating Rate Reset Notes due July 29, 2009 that are redeemable at the election of the holders, in whole but not in part, on July 29, 1999 (the "Two-Year Floating Rate Notes"). The net proceeds therefrom will be used by Old Time Warner in the third quarter of 1997 to redeem or repay other indebtedness. The Two-Year Floating Rate Notes bear interest at a floating rate equal to LIBOR less 115 basis points until July 29, 1999, at which time, if not redeemed, the interest rate will be reset at a fixed rate equal to 6.16% plus a margin based upon Old Time Warner's credit risk at such time.

Cash Flows

     During the first six months of 1997, Time Warner's cash provided by operations amounted to $433 million and reflected $1.154 billion of EBITDA from its Publishing, Music, Cable Networks-TBS, Filmed Entertainment-TBS and Cable businesses and $203 million of distributions from TWE, less $488 million of interest payments, $132 million of income taxes, $43 million of corporate expenses and $261 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $81 million for the first six months of 1996 reflected $777 million of business segment EBITDA and $132 million of distributions from TWE, less $426 million of interest payments, $133 million of income taxes, $36 million of corporate expenses and $233 million related to an increase in working capital requirements, balance sheet accounts and noncash items.

     Cash used by investing activities decreased to $226 million in the first six months of 1997, compared to $303 million in 1996, principally as a result of lower investment spending, offset in part by higher capital expenditures and a decrease in investment proceeds. Capital expenditures increased to $283 million in the first six months of 1997, compared to $161 million in 1996, principally as a result of capital spending by the TBS businesses acquired in October 1996 and higher capital spending by the cable division.

     Cash used by financing activities was $251 million in the first six months of 1997, compared to $481 million in the first six months of 1996. The use of cash in 1997 principally resulted from the repurchase of approximately
954 thousand shares of Time Warner common stock at an aggregate cost of $36 million and the payment of $167 million of dividends. Time Warner also repaid $86 million of borrowings under the stock option proceeds credit facility in 1997 using proceeds received from the exercise of employee stock options. The use of cash in 1996 principally resulted from the use of $135 million of available cash and equivalents to finance a portion of the Company's share repurchase program, the use of $557 million of noncurrent cash and equivalents raised in December 1995 to redeem debt and the payment of $135 million of dividends, offset in part by borrowings incurred to finance the cash portion of the consideration paid to acquire CVI. In addition, Time Warner raised approximately $1.55 billion of net proceeds in 1996 from the issuance of 1.6 billion shares of Series M Preferred Stock and used the net proceeds therefrom to reduce debt.

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

Entertainment Group

Financial Condition

     The Entertainment Group had $5.8 billion of debt, $240 million of preferred stock of a subsidiary, $1.6 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital at June 30, 1997, compared to $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.7 billion of partners' capital at December 31, 1996. Cash and equivalents were $293 million at June 30, 1997, compared to $216 million at December 31, 1996, reducing the debt-net-of-cash amounts for the Entertainment Group to $5.5 billion in both periods.

Cash Flows

     During the first six months of 1997, the Entertainment Group's cash provided by operations amounted to $416 million and reflected $1.316 billion of EBITDA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, less $243 million of interest payments, $35 million of income taxes, $36 million of corporate expenses and $586 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.198 billion in the first six months of 1996 reflected $1.153 billion of business segment EBITDA and $359 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $247 million of interest payments, $32 million of income taxes and $35 million of corporate expenses.

     Cash used by investing activities was $425 million in the first six months of 1997, compared to $651 million in the first six months of 1996, principally as a result of a $175 million increase in proceeds from the sale of investments and lower capital expenditures. Capital expenditures were $734 in 1997 and $781 million in 1996.

     Cash provided by financing activities was $86 million in the first six months of 1997, compared to cash used by financing activities of $538 million in the first six months of 1996, principally as a result of a lower level of debt reduction in the first six months of 1997, the issuance of 250,000 shares of preferred stock of a subsidiary for aggregate net proceeds of $243 million and a $71 million increase in distributions paid to Time Warner, offset in part by the absence of $169 million of collections on the note receivable from U S WEST that was fully paid in 1996.
The preferred stock was issued by a newly formed, substantially owned subsidiary intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable, including the cable operations of both Time Warner and TWE, amounted to $791 million in the six months ended June 30, 1997, compared to $681 million in the six months ended June 30, 1996. For the full year of 1997, cable capital spending is expected to be relatively comparable to 1996 levels, with approximately $900 million budgeted for the remainder of 1997. Capital spending by Time Warner Cable is expected to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and the TWE-Advance/Newhouse Partnership. Management expects to continue to finance such level of investment through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission and other services.

Filmed Entertainment Backlog

     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of Warner Bros. amounted to $1.839 billion at June 30, 1997 compared to $1.502 billion at December 31, 1996 (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks, collectively, of $715 million and $463 million, respectively). Backlog of the recently-acquired film production companies of TBS amounted to approximately $261 million at June 30, 1997 compared to $290 million at December 31, 1996 (including amounts relating to the licensing of film product to Time Warner's cable television networks of approximately $100 million and $90 million, respectively).

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

                        TIME WARNER INC.
                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)
                                                  June 30,    December 31,
                                                    1997         1996
                                                    (millions, except
                                                    per share amounts)

ASSETS
Current assets
Cash and equivalents                               $   470    $   452
Receivables, less allowances of $839
   and $976 million                                  2,180      2,421
Inventories                                            744        941
Prepaid expenses                                     1,050      1,007

Total current assets                                 4,444      4,821

Noncurrent cash and equivalents                          -         62
Noncurrent inventories                               1,757      1,698
Investments in and amounts due to and from
   Entertainment Group                               6,050      5,814
Other investments                                    1,903      1,919
Property, plant and equipment, net                   2,032      1,986
Music catalogues, contracts and copyrights             980      1,035
Cable television and sports franchises               4,089      4,203
Goodwill                                            12,332     12,421
Other assets                                         1,068      1,105

Total assets                                       $34,655    $35,064

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                  $    649    $   715
Participations, royalties and programming
   costs payable                                     1,026      1,196
Debt due within one year                                10         11
Other current liabilities                            2,024      2,090

Total current liabilities                            3,709      4,012

Long-term debt                                      12,711     12,713
Borrowings against future stock option proceeds        402        488
Deferred income taxes                                4,057      4,082
Unearned portion of paid subscriptions                 663        679
Other liabilities                                      978        967
Company-obligated mandatorily redeemable
  preferred securities of subsidiaries holding
  solely subordinated notes and debentures of
  subsidiaries of the Company(a)                       949        949
Series M exchangeable preferred stock, $.10
  par value, 1.81 million and 1.72 million shares
  outstanding and $1.810 billion and $1.720 billion
  liquidation preference                             1,763      1,672

Shareholders' equity
Preferred stock, $.10 par value, 35.6 million shares
  outstanding, $3.559 billion liquidation preference     4          4
Series LMCN-V Common Stock, $.01 par value, 57.1
  million and 50.6 million shares outstanding            1          1
Common stock, $.01 par value, 511.5 million and
  508.4 million shares outstanding (excluding 46.8
  million and 50.0 million treasury shares)              5          5
Paid-in capital                                     12,447     12,250
Accumulated deficit                                 (3,034)    (2,758)

Total shareholders' equity                           9,423      9,502

Total liabilities and shareholders' equity         $34,655    $35,064
_______________
(a) Includes $374 million of preferred securities that are redeemable for cash or, at Time Warner's option, approximately 18.1 million shares of Hasbro, Inc. common stock owned by Time Warner
     (Note 6).

See accompanying notes.

                        TIME WARNER INC.
              CONSOLIDATED STATEMENT OF OPERATIONS
                          (Unaudited)


                                           Three Months       Six Months
                                           Ended June 30,    Ended June 30,
                                          1997     1996      1997     1996
                                        (millions, except per share amounts)

Revenues (a)                              $3,193   $2,139    $6,227   $4,207

Cost of revenues (a)(b)                    1,603    1,248     3,453    2,525
Selling, general and administrative(a)(b)  1,245      676     2,235    1,357

Operating expenses                         2,848    1,924     5,688    3,882

Business segment operating income            345      215       539      325
Equity in pretax income of Entertainment
   Group (a)                                 108       93       426      209
Interest and other, net (a)                 (303)    (282)     (595)    (578)
Corporate expenses (a)                       (22)     (18)      (43)     (36)

Income (loss) before income taxes            128        8       327      (80)
Income tax provision                         (98)     (39)     (245)     (44)

Income (loss) before extraordinary item       30      (31)       82     (124)
Extraordinary loss on retirement of debt,
  net of income tax benefits of $ -,
  $5 million, $11 million and $22 million      -       (9)      (17)     (35)

Net income (loss)                             30      (40)       65     (159)
Preferred dividend requirements              (79)     (70)     (157)    (104)

Net loss applicable to common shares      $  (49)  $ (110)   $  (92)  $ (263)

Loss per common share:
Loss before extraordinary item            $ (.09)  $ (.26)   $ (.13)  $ (.58)

Net loss                                  $ (.09)  $ (.28)   $ (.16)  $ (.67)

Average common shares                      561.0    389.5     559.9    390.6
_______________
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the three and six months ended June 30, 1997, respectively, and for the corresponding periods in the prior year: revenues-$73 million and $147 million in 1997, $62 million and $103 million in 1996; cost of revenues-$(61)
     million and $(121) million in 1997, $(53) million and $(79)
     million in 1996; selling, general and administrative-$3 million and $8 million in 1997, $5 million and $5 million in 1996; equity in pretax income of Entertainment Group-$13 million and $24 million in 1997, $4 million and $(4) million in 1996; interest and other, net-$(7) million and $(21) million in 1997, $(8) million and $(17) million in 1996; and corporate expenses-$18 million and $36 million in 1997, $18 million and $35 million in 1996.

(b)  Includes depreciation and amortization
     expense of:                                 $310   $224     $615   $452

See accompanying notes.

                        TIME WARNER INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)
                                                               Six Months
                                                             Ended June 30,
                                                            1997       1996
                                                              (millions)
OPERATIONS
Net income (loss)                                         $   65       $(159)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt                      17          35
Depreciation and amortization                                615         452
Noncash interest expense                                      51          46
Excess of equity in pretax income of Entertainment
  Group over distributions                                  (223)        (77)
Changes in operating assets and liabilities                  (92)       (216)

Cash provided by operations                                  433          81

INVESTING ACTIVITIES
Investments and acquisitions                                 (56)       (307)
Capital expenditures                                        (283)       (161)
Investment proceeds                                          113         165

Cash used by investing activities                           (226)       (303)

FINANCING ACTIVITIES
Borrowings                                                 1,039       2,298
Debt repayments                                           (1,094)     (4,074)
Borrowings (repayments of borrowings) against future
  stock option proceeds                                      (86)        225
Repurchases of Time Warner common stock                      (36)       (360)
Dividends paid                                              (167)       (135)
Issuance of Series M preferred stock                           -       1,550
Other                                                         93          15

Cash used by financing activities                           (251)       (481)

DECREASE IN CASH AND EQUIVALENTS                             (44)       (703)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD (a)              514       1,185

CASH AND EQUIVALENTS AT END OF PERIOD                      $ 470      $  482
_______________
(a) Includes current and noncurrent cash and equivalents at December 31, 1996 and 1995.

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

     Time Warner is the world's leading media and entertainment company, whose principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner classifies its business interests into four fundamental areas: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming and sports franchises; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming are held through Time Warner Entertainment Company, L.P. ("TWE").
Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST"). Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights related to TWE's interest in certain cable television systems.

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

     The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 8). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business interests, including the unconsolidated business interests of the Entertainment Group, amounted to $325 million and $256 million for the three months ended June 30, 1997 and 1996, respectively, and $646 million and $523 million in the six months ended June 30, 1997 and 1996, respectively.

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

     In connection with the TBS Transaction, New Time Warner issued
(i) approximately 179.8 million shares of common stock (including 57 million shares of a special class of non-redeemable common stock having 1/100th of a vote per share on certain limited matters ("Series LMCN-V Common Stock") to affiliates of Liberty Media Corporation ("LMC"), a subsidiary of Tele-Communications, Inc.), in exchange for shares of TBS capital stock and pursuant to a separate option agreement, as amended, with LMC and its affiliates (the "SSSI Option Agreement") and (ii) approximately 14 million stock options to replace all outstanding TBS stock options. New Time Warner has also fully and unconditionally guaranteed all of TBS's and Old Time Warner's outstanding publicly traded indebtedness, which amounted to $747 million and $7.806 billion, respectively, at June 30, 1997.

     Of the aggregate consideration issued in the TBS Transaction,
6.4 million shares of Series LMCN-V Common Stock were issued to LMC and its affiliates in June 1997 pursuant to the SSSI Option Agreement. The SSSI Option Agreement provides New Time Warner with an option to acquire substantially all of the assets of Southern Satellite Systems, Inc. and its affiliates ("SSSI"), a subsidiary of LMC that currently provides uplink and distribution services for WTBS (the "TBS Superstation"), for approximately $213 million of consideration payable, at the election of New Time Warner, in cash or additional shares of LMCN-V Common Stock. New Time Warner expects to exercise this option when the TBS Superstation is converted to a copyright-paid, cable television programming service, which is expected to occur on December 31, 1997.

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

Pro Forma Financial Information

     The accompanying consolidated statement of operations includes the operating results of each acquired business from the respective closing date of each transaction. On a pro forma basis, giving effect to the TBS Transaction and certain 1996 debt refinancings by Time Warner, including the use of approximately $1.55 billion of net proceeds from the issuance of Series M exchangeable preferred stock to reduce debt, as if each of such transactions had occurred at the beginning of 1996, Time Warner would have reported for the three and six months ended June 30, 1996, revenues of $3.033 billion and $5.868 billion, depreciation and amortization of $311 million and $622 million, operating income of $241 million and $343 million, equity in the pretax income of the Entertainment Group of $93 million and $209 million, a loss before extraordinary item of $61 million and $182 million ($.24 and $.59 per common share) and a net loss of $70 million and $217 million ($.26 and $.65 per common share).

3.   ENTERTAINMENT GROUP

     Time Warner's investment in and amounts due to and from the Entertainment Group, consisting substantially of TWE, at June 30, 1997 and December 31, 1996 consists of the following:

                                                      June 30,   December 31,
                                                        1997        1996
                                                           (millions)
Investment in TWE                                       $6,272      $6,254
Stock option related distributions due from TWE            259          93
Credit agreement debt due to TWE                          (400)       (400)
Other net liabilities due to TWE, principally related
  to home video distribution                              (208)       (256)
Investment in and amounts due to and from TWE            5,923       5,691
Investment in other Entertainment Group companies          127         123

Total                                                   $6,050      $5,814

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

     The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $402 million and $168 million in the six months ended June 30, 1997 and 1996, respectively, no portion of which was allocated to the limited partnership interests.

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.6 billion of TWE's debt and accrued interest at June 30, 1997, based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

         Set forth below is summarized financial information of the Entertainment Group:

TIME WARNER ENTERTAINMENT GROUP
                                            Three Months        Six Months
                                            Ended June 30,     Ended June 30,
                                            1997     1996      1997     1996
                                                        (millions)
Operating Statement Information
Revenues                                   $2,731   $2,610    $5,333   $5,097
Depreciation and amortization                 332      295       661      585
Business segment operating income             327      297       655      568
Interest and other, net(1)                    139      134        11      222
Minority interest                              56       52       164      102
Income before income taxes                    114       93       444      209
Net income                                     89       72       407      170
__________________
(1) Includes a pretax gain of approximately $250 million recognized in the first quarter of 1997 related to the sale of an interest in E! Entertainment Television, Inc.

                                                               Six Months
                                                              Ended June 30,
                                                              1997     1996
                                                                (millions)
Cash Flow Information
Cash provided by operations                                  $  416    $1,198
Capital expenditures                                           (734)     (781)
Investments and acquisitions                                    (62)      (66)
Investment proceeds                                             371       196
Borrowings                                                      428        63
Debt repayments                                                (323)     (670)
Issuance of preferred stock of subsidiary                       243         -
Capital distributions                                          (203)     (132)
Collections on note receivable from U S WEST                      -       169
Other financing activities, net                                 (59)       32
Increase in cash and equivalents                                 77         9

                                                      June 30,   December 31,
                                                        1997         1996
                                                           (millions)
Balance Sheet Information
Cash and equivalents                                   $   293     $   216
Total current assets                                     3,559       3,147
Total assets                                            20,257      20,027
Total current liabilities                                3,649       4,092
Long-term debt                                           5,781       5,676
Minority interests                                       1,137       1,020
Preferred stock of subsidiary                              240           -
Time Warner General Partners' Senior Capital             1,605       1,543
Partners' capital                                        6,642       6,681

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.
At June 30, 1997 and December 31, 1996, the Time Warner General

Partners had recorded $259 million and $93 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $48.25 and $37.50, respectively. Time Warner is paid when the options are exercised.
The Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During the six months ended June 30, 1997, the Time Warner General Partners received distributions from TWE in the amount of $203 million, consisting of $192 million of tax-related distributions and $11 million of stock option related distributions. During the six months ended June 30, 1996, the Time Warner General Partners received distributions from TWE in the amount of $132 million, consisting of $123 million of tax-related distributions and $9 million of stock option related distributions.
In July 1997, the Time Warner General Partners received a $535 million distribution from TWE relating to its Senior Capital interest.

4.   INVENTORIES

     Inventories consist of:
                                          June 30, 1997    December 31, 1996
                                      Current Noncurrent   Current Noncurrent
                                                    (millions)
Film costs:
 Released, less amortization            $  81     $  173      $209     $  142
 Completed and not released                13          4        54          -
 In process and other                       -        250        24        251
 Library, less amortization                 -      1,088         -      1,116
Programming costs, less amortization      256        242       213        189
Magazines, books and recorded music       394          -       441          -

Total                                   $ 744     $1,757      $941     $1,698

5.   LONG-TERM DEBT

     During the first quarter of 1997, Time Warner entered into a number of financing transactions, which resulted in the refinancing of approximately $600 million of debt and the elimination of the potential dilution from the conversion of TBS's zero coupon subordinated convertible notes due 2007 (the "TBS Convertible Notes") into 5.6 million shares of Time Warner common stock. Time Warner redeemed $300 million principal amount of 10.75% Senior Notes due January 30, 2002 of TWI Cable Inc. ("TWI Cable"), its wholly owned subsidiary, and approximately $283 million accreted amount of the TBS Convertible Notes at an aggregate redemption price of approximately $600 million, including redemption premiums and accrued interest thereon (collectively, the "First Quarter Debt Redemptions"). In conjunction with the refinancing,
Old Time Warner issued $600 million principal amount of Floating Rate
Reset Notes due December 30, 2031 that are redeemable at the election of the holders, in whole but not in part, on December 30, 2001 (the "Five-Year Floating Rate Notes"). The Five-Year Floating Rate Notes bear interest at a floating rate equal to LIBOR less 25 basis points until December 30, 2001, at which time, if not redeemed, the interest rate will be reset at a fixed rate equal to 6.59% plus a margin based upon Old Time Warner's credit risk at such time.

     In July 1997, Old Time Warner issued $600 million principal amount of Floating Rate Reset Notes due July 29, 2009 that are redeemable at the election of the holders, in whole but not in part, on July 29, 1999 (the "Two-Year Floating Rate Notes"). The net proceeds therefrom will be used by Old Time Warner in the third quarter of 1997 to redeem or repay other indebtedness. The Two-Year Floating Rate Notes bear interest at a floating rate equal to LIBOR less 115 basis points until July 29, 1999, at which time, if not redeemed, the interest rate will be reset at a fixed rate equal to 6.16% plus a margin based upon Old Time Warner's credit risk at such time.

     An extraordinary loss of $17 million was recognized by Time Warner in the first quarter of 1997 in connection with the First Quarter Debt Redemptions. An extraordinary loss of $9 million was recognized in the second quarter of 1996 in connection with Time Warner's redemption of its 8.75% Debentures due 2017. An extraordinary loss of $26 million was recognized in the first quarter of 1996 in connection with Time Warner's redemption of its 8.75% Convertible Subordinated Debentures due 2015.

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

     In December 1995, Time Warner issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ("Preferred Trust Securities") for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that is the obligor on the Preferred Trust Securities are $592 million principal amount of 8-7/8% subordinated debentures of Old Time Warner due December 31, 2025. Cumulative cash distributions are payable on the Preferred Trust Securities at an annual rate of 8-7/8%. The Preferred Trust Securities are mandatorily redeemable for cash on December 31, 2025, and Time Warner has the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances, in each case at an amount per Preferred Trust Security equal to $25 plus accrued and unpaid distributions thereon.

     Time Warner has certain obligations relating to the PERCS and the Preferred Trust Securities which amount to a full and unconditional guaranty (on a subordinated basis) of each subsidiary's obligations with respect thereto.

7.   SHAREHOLDERS' EQUITY

     Changes in shareholders' equity are as follows:

                                                              Six Months
                                                             Ended June 30,
                                                             1997     1996
                                                               (millions)
Balance at beginning of year                               $9,502     $3,667
Net income (loss)                                              65       (159)
Common dividends declared                                    (101)       (70)
Preferred dividends declared                                 (157)      (104)
Repurchases of Time Warner common stock                       (36)      (360)
Issuance of common stock in connection with the
  TBS Transaction                                              67          -
Issuance of common stock and preferred stock in the CVI
  acquisition                                                   -        680
Unrealized gains (losses) on certain marketable equity
  investments                                                 (10)        61
Other, principally foreign currency translation and shares
  issued pursuant to stock option and dividend reinvestment
  plans                                                        93        128

Balance at June 30                                         $9,423     $3,843

     In April 1996, Time Warner's Board of Directors authorized a program to repurchase, from time to time, up to 15 million shares of Time Warner common stock. The common stock repurchased under the program is expected to be used to satisfy future share issuances related to the exercise of existing employee stock options. Actual repurchases in any period will be subject to market conditions. As of June 30, 1997, Time Warner had acquired approximately 12.4 million shares of its common stock under this program for an aggregate cost of $492 million.

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

                                           Three Months        Six Months
                                          Ended June 30,      Ended June 30,
                                          1997     1996        1997     1996
                                                       (millions)
Revenues
Time Warner:
Publishing                               $1,053    $1,038    $1,977    $1,917
Music                                       822       876     1,755     1,859
Cable Networks-TBS                          750         -     1,344         -
Filmed Entertainment-TBS                    337         -       734         -
Cable                                       250       230       492       447
Intersegment elimination                    (19)       (5)      (75)      (16)

Total                                    $3,193    $2,139    $6,227    $4,207

Entertainment Group:
Filmed Entertainment-Warner Bros.        $1,257    $1,272    $2,431    $2,490
Broadcasting-The WB Network                  29        18        53        33
Cable Networks-HBO                          487       456       970       875
Cable                                     1,066       961     2,086     1,908
Intersegment elimination                   (108)      (97)     (207)     (209)

Total                                    $2,731    $2,610    $5,333    $5,097

                                            Three Months        Six Months
                                           Ended June 30,      Ended June 30,
                                           1997     1996       1997     1996
                                                       (millions)
Operating Income
Time Warner:
Publishing                               $  149    $  125    $  216    $  181
Music                                        32        70        82       125
Cable Networks-TBS                          115         -       184         -
Filmed Entertainment-TBS                     10         -        (6)        -
Cable                                        35        20        70        19
Intersegment elimination                      4         -        (7)        -

Total                                    $  345    $  215    $  539      $325

Entertainment Group:
Filmed Entertainment-Warner Bros.        $   80    $   79    $  154      $152
Broadcasting-The WB Network                 (19)      (12)      (39)      (36)
Cable Networks-HBO                           98        83       189       159
Cable                                       168       147       351       293

Total                                    $  327    $  297    $  655      $568

                                              Three Months    Six Months
                                            Ended June 30,    Ended June 30,
                                            1997     1996     1997     1996
                                                      (millions)
Depreciation of Property, Plant and Equipment
Time Warner:
Publishing                                   $ 17     $ 17    $ 33     $ 32
Music                                          19       19      41       42
Cable Networks-TBS                             21        -      42        -
Filmed Entertainment-TBS                        2        -       3        -
Cable                                          31       33      62       66

Total                                        $ 90     $ 69    $181     $140

Entertainment Group:
Filmed Entertainment-Warner Bros.            $ 45     $ 33    $ 90     $ 65
Broadcasting-The WB Network                     1        -       1        -
Cable Networks-HBO                              5        4      10        9
Cable                                         176      157     348      300

Total                                        $227     $194    $449     $374

                                              Three Months       Six Months
                                            Ended June 30,     Ended June 30,
                                            1997    1996       1997     1996
                                                        (millions)
Amortization of Intangible Assets(1)
Time Warner:
Publishing                                   $  8     $ 14    $ 17     $ 23
Music                                          74       76     142      144
Cable Networks-TBS                             50        -      95        -
Filmed Entertainment-TBS                       19        -      41        -
Cable                                          69       65     139      145

Total                                        $220     $155    $434     $312

Entertainment Group:
Filmed Entertainment-Warner Bros.           $  30     $ 29    $ 61    $  60
Broadcasting-The WB Network                     -        -       -        -
Cable Networks-HBO                              -        -       -        -
Cable                                          75       72     151      151

Total                                        $105     $101    $212     $211

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

9.   COMMITMENTS AND CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of Time Warner and alleged damages in connection with class action lawsuits.
In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of Time Warner.

10.  ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows:

                                                               Six Months
                                                             Ended June 30,
                                                             1997     1996
                                                              (millions)

Interest expense                                           $534        $471
Cash payments made for interest                             488         426
Cash payments made for income taxes                         166         169
Tax-related distributions received from TWE                 192         123
Income tax refunds received                                  34          36
Noncash dividends                                            91          36

                            TIME WARNER INC.
                       SUPPLEMENTARY INFORMATION
                   SUMMARIZED FINANCIAL INFORMATION OF
    TIME WARNER COMPANIES, INC. AND TURNER BROADCASTING SYSTEM, INC.
                            [Unaudited]

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

Old Time Warner
                                             Three Months     Six Months
                                            Ended June 30,   Ended June 30,
                                            1997     1996    1997     1996
                                                      (millions)
Operating Statement Information
Revenues                                   $2,108   $2,139   $4,194   $4,207
Depreciation and amortization                 218      224      434      452
Business segment operating income             216      215      368      325
Equity in pretax income of Entertainment
   Group                                      114       93      444      209
Interest and other, net                       251      282      491      578
Income (loss) before extraordinary item        15      (31)     106     (124)
Net income (loss) (a)                          15      (40)     93      (159)

                                                       June 30,  December 31,
                                                         1997        1996
Balance Sheet Information                                   (millions)
Total current assets                                     $ 3,257    $ 3,529
Investments in and amounts due to and from
   Entertainment Group                                     6,068      5,814
Total assets                                              26,076     25,595
Total current liabilities                                  2,645      2,831
Long-term debt                                            11,686     11,002
Total liabilities                                         18,977     18,532
Old Time Warner-obligated mandatorily redeemable
  preferred securities of subsidiaries holding
  solely subordinated notes and debentures of Old
  Time Warner (b)                                            949        949
Series M exchangeable preferred stock                      1,763      1,672
Shareholders' equity                                       4,387      4,442
_______________
(a) The net income for the six months ended June 30, 1997 includes an extraordinary loss on the retirement of debt of $13 million. The net income for the three and six months ended June 30, 1996 includes extraordinary losses on the retirement of debt of $9 million and $35 million, respectively.

(b) Includes $374 million of preferred securities that are redeemable for cash or, at Old Time Warner's option, approximately 18.1 million shares of Hasbro, Inc. common stock owned by Old Time Warner.

TBS
                                                Three Months     Six Months
                                               Ended June 30,   Ended June 30,
                                               1997     1996    1997     1996
                                                 (millions)
Operating Statement Information
Revenues                                      $1,079   $894   $2,033   $1,661
Depreciation and amortization                     92     47      181       92
Business segment operating income                129     78      171      114
Interest and other, net                           40     50      102       97
Income (loss) before extraordinary item           34     11       (2)       1
Net income (loss) (a)                             34     11       (6)       1


                                                      June 30,   December 31,
                                                        1997        1996
                                                            (millions)
Balance Sheet Information
Total current assets                                   $ 1,177    $ 1,286
Total assets                                            11,057     11,092
Total current liabilities                                  948        934
Long-term debt                                           1,025      1,711
Debt due to New Time Warner                              1,556        985
Total liabilities                                        3,960      3,989
Shareholders' equity                                     7,097      7,103
_______________
(a) The net loss for the six months ended June 30, 1997 includes an extraordinary loss on the retirement of debt of $4 million.

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

Cable Strategy

     Currently, Time Warner is no longer actively pursuing a restructuring of TWE with U S WEST. However, Time Warner is continuing to explore alternatives to reduce selectively its economic interest in the cable television business and related ancillary businesses in order to reduce existing debt and its share of future funding requirements related to such operations.
These alternatives include sales or exchanges of non-strategic, unclustered cable television systems and tax-efficient transfers of cable television systems and related ancillary businesses to joint ventures or other enterprises that would be responsible for financing the operating and capital needs of such businesses. These alternatives may be subject to third party, franchise and regulatory approvals, including, in certain instances, approval by U S WEST and/or the Advance/Newhouse Partnership ("Advance/Newhouse"). There can be no assurance that any of these efforts will succeed.

     Consistent with this strategy of reducing existing debt and its share of future funding requirements related to the cable television business, TWE and Advance/Newhouse entered into agreements in June 1997 to transfer the direct broadcast satellite operations conducted by TWE and the TWE-Advance/Newhouse Partnership (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P.
held by the TWE-Advance/Newhouse Partnership ("Primestar" and collectively, the "Primestar Assets") to a new, publicly traded holding company ("Newco") that will be the parent entity of TCI Satellite Entertainment, Inc. ("TSAT"). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $200 million of debt reduction, as well as eliminating its share of future funding requirements for these operations that will be separately financed by Newco. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco.

     In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar (or, under certain circumstances, Newco) will acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB. In exchange for such assets, ASkyB will receive non-voting securities of Newco that will be convertible into non-voting common stock of Newco and, accordingly, reduce TWE's equity interest in Newco to approximately 16% on a fully diluted basis.

     The Primestar transactions are not conditioned on each other and may close independently. They are expected to close in 1998, subject to customary closing conditions, including all necessary governmental and regulatory approvals, including the approval of the Federal Communications Commission (the "FCC"). There can be no assurance that such approvals will be obtained.

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

RESULTS OF OPERATIONS

     EBITDA and operating income for TWE for the three and six months ended June 30, 1997 and 1996 are as follows:

                    Three Months Ended June 30,     Six Months Ended June 30,
                                      Operating                   Operating
                          EBITDA       Income         EBITDA       Income
                        1997  1996   1997   1996    1997  1996   1997   1996
                                               (millions)
Filmed Entertainment
  -Warner Bros.         $144  $140    $ 73  $ 79    $290    $271   $148  $149
Broadcasting-The
  WB Network             (18)  (12)    (19)  (12)    (38)    (36)   (39)  (36)
Cable Networks-HBO       103    87      98    83     199     168    189   159
Cable                    419   376     168   147     850     744    351   293

Total                   $648  $591    $320  $297  $1,301  $1,147   $649  $565

Three Months Ended June 30, 1997 Compared to the Three Months Ended
June 30, 1996

     TWE had revenues of $2.728 billion and net income of $82 million for the three months ended June 30, 1997, compared to revenues of $2.608 billion and net income of $74 million for the three months ended June 30, 1996. As discussed more fully below, TWE's net income increased in 1997 as compared to results in 1996 principally due to an overall increase in operating income generated by its business segments.

     As a U.S. partnership, TWE is not subject to U.S.
federal and state income taxation. Income and withholding taxes of $25 million and $21 million for the three months ended June 30, 1997 and 1996, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues decreased to $1.254 billion, compared to $1.270 billion in the second quarter of 1996. EBITDA increased to $144 million from $140 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $71 million in 1997 and $61 million in 1996. Operating income decreased to $73 million from $79 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by significant increases in worldwide television distribution revenues. EBITDA and operating income increased principally as a result of the strong performance of worldwide television distribution operations. Operating income was further affected by higher depreciation and amortization principally related to the expansion of theme parks and consumer products operations.

     Broadcasting - The WB Network.  Revenues increased to
$29 million, compared to $18 million in the second quarter of 1996. EBITDA decreased to a loss of $18 million from a loss of $12 million. Depreciation and amortization amounted to $1 million in 1997. Operating losses increased to $19 million from $12 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss principally resulted from the expanded programming schedule and was mitigated by the exercise of an option by a limited partner in the first quarter of 1997 to increase its ownership in this network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $487 million, compared to $456 million in the second quarter of 1996. EBITDA increased to $103 million from $87 million. Depreciation and amortization amounted to $5 million in 1997 and $4 million in 1996. Operating income increased to $98 million from $83 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $1.066 billion, compared to $961 million in the second quarter of 1996. EBITDA increased to $419 million from $376 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $251 million in 1997 and $229 million in 1996. Operating income increased to $168 million from $147 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time
Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased as a result of the revenue gains. Operating income was further affected by higher depreciation and amortization related to capital spending.

     Interest and Other, Net. Interest and other, net, was $139 million in the second quarter of 1997, compared to $132 million in the second quarter of 1996. Interest expense increased to $120 million, compared to $117 million in 1996. There was other expense, net, of $19 million in the second quarter of 1997, compared to $15 million in the second quarter of 1996, principally due to an increase in dividend requirements on preferred stock of a subsidiary issued in February 1997 to reduce bank debt. The preferred stock was issued by a newly formed, substantially owned subsidiary (the "REIT") intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.


Six Months Ended June 30, 1997 Compared to the Six Months
Ended June 30, 1996

     TWE had revenues of $5.328 billion and net income of $402 million for the six months ended June 30, 1997, compared to revenues of $5.093 billion and net income of $168 million for the six months ended June 30, 1996. As discussed more fully below, TWE's net income increased significantly in 1997 as compared to results in 1996 principally due to an overall increase in operating income generated by its business segments and the inclusion of an approximately $250 million pretax gain on the first quarter of 1997 sale of TWE's 58% interest in E! Entertainment
Television, Inc., offset in part by an increase in minority interest expense related to the TWE-Advance/Newhouse Partnership.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $37 million and $39 million for the six months ended June 30, 1997 and 1996, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues decreased to $2.426 billion, compared to $2.486 billion in the first six months of 1996. EBITDA increased to $290 million from $271 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $142 million in 1997 and $122 million in 1996. Operating income decreased to $148 million from $149 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by significant increases in worldwide television distribution revenues. EBITDA and operating income increased principally as a result of the strong performance of worldwide television distribution operations and a gain on the sale of an investment.

     Broadcasting - The WB Network.  Revenues increased to
$53 million, compared to $33 million in the first six months of 1996. EBITDA decreased to a loss of $38 million from a loss of $36 million. Depreciation and amortization amounted to $1 million in 1997. Operating losses increased to $39 million from $36 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss principally resulted from the expanded programming schedule and was mitigated by the exercise of an option by a limited partner in the first quarter of 1997 to increase its ownership in this network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $970 million, compared to $875 million in the first six months of 1996.
EBITDA increased to $199 million from $168 million.
Depreciation and amortization amounted to $10 million in 1997 and $9 million in 1996. Operating income increased to $189 million from $159 million. Revenues benefited primarily from a significant increase in subscriptions. EBITDA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $2.086 billion, compared to $1.908 billion in the first six months of 1996. EBITDA increased to $850 million from $744 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $499 million in 1997 and $451 million in 1996. Operating income increased to $351 million from $293 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time
Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased as a result of the revenue gains, as well as net gains of approximately $24 million recognized in the first quarter of 1997 in connection with the sale or exchange of certain cable systems. Operating income was further affected by higher depreciation and amortization related to capital spending.

     Interest and Other, Net. Interest and other, net, was $10 million in the first six months of 1997, compared to $221 million in the first six months of 1996. Interest expense decreased to $235 million, compared to $239 million in 1996. There was other income, net, of $225 million in the first six months of 1997, compared to $18 million in the first six months of 1996, principally due to higher gains on asset sales, including an approximately $250 million pretax gain on the sale of an interest in E! Entertainment Television, Inc. recognized in the first quarter of 1997. This income was offset in part by an increase in dividend requirements on preferred stock of the REIT issued in February 1997 to reduce bank debt.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 1997

Financial Condition

      TWE had $5.8 billion of debt, $240 million of preferred stock of a subsidiary, $1.6 billion of Time Warner General Partners' Senior Capital and $6.5 billion of partners' capital at June 30, 1997, compared to $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital at December 31, 1996. Cash and equivalents were $293 million at June 30, 1997, compared to $216 million at December 31, 1996, reducing the debt-net-of-cash amounts for TWE to $5.5 billion in both periods.

Cash Flows

     During the first six months of 1997, TWE's cash provided by operations amounted to $416 million and reflected $1.301 billion of EBITDA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, less $243 million of interest payments, $35 million of income taxes, $36 million of corporate expenses, and $571 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.197 billion in the first six months of 1996 reflected $1.147 billion of business segment EBITDA and $364 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $247 million of interest payments, $32 million of income taxes and $35 million of corporate expenses.

     Cash used by investing activities was $425 million in the first six months of 1997, compared to $650 million in the first six months of 1996, principally as a result of a $175 million increase in proceeds from the sale of investments and lower capital expenditures. Capital expenditures were $734 million in 1997 and $781 million in 1996.

     Cash provided by financing activities was $86 million in the first six months of 1997, compared to cash used by financing activities of $538 million in the first six months of 1996, principally as a result of a lower level of debt reduction in the first six months of 1997 and the issuance of 250,000 shares of preferred stock of a subsidiary for aggregate net proceeds of $243 million, offset in part by the absence of $169 million of collections on the note receivable from U S WEST that was fully paid in 1996. The preferred stock was issued by a newly formed, substantially owned subsidiary intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

     Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $662 million in the six months ended June 30, 1997, compared to $610 million in the six months ended June 30, 1996. For the full year of 1997, cable capital spending is expected to be relatively comparable to 1996 levels, with approximately $750 million budgeted for the remainder of 1997. Capital spending by TWE's Cable division is expected to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, the TWE-Advance/Newhouse Partnership and Time Warner. Management expects to continue to finance such level of investment through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission and other services.

Warner Bros. Backlog

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $1.839 billion at June 30, 1997, compared to $1.502 billion at December 31, 1996 (including amounts relating to TWE's cable television networks of $226 million and $189 million, respectively, and to Time Warner's cable television networks of $489 million and $274 million, respectively). Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

           TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)

                                                       June 30,  December 31,
                                                         1997       1996
                                                            (millions)
ASSETS
Current assets
Cash and equivalents                                    $   293    $   216
Receivables, including $341 and $383 million
   due from Time Warner, less allowances of $378
   and $373 million                                       1,717      1,637
Inventories                                               1,367      1,134
Prepaid expenses                                            182        159

Total current assets                                      3,559      3,146

Noncurrent inventories                                    2,126      2,263
Loan receivable from Time Warner                            400        400
Investments                                                 367        351
Property, plant and equipment, net                        6,266      5,999
Cable television franchises                               2,977      3,054
Goodwill                                                  3,936      3,996
Other assets                                                579        764

Total assets                                            $20,210    $19,973

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable                                        $   710    $   935
Participations and programming costs payable              1,346      1,393
Debt due within one year                                      7          7
Other current liabilities, including $85 million and
   $82 million due to Time Warner                         1,568      1,740

Total current liabilities                                 3,631      4,075

Long-term debt                                            5,781      5,676
Other long-term liabilities, including $307 and
   $138 million due to Time Warner                        1,285      1,085
Minority interests                                        1,137      1,020
Preferred stock of subsidiary holding solely a
   mortgage note of its parent                              240          -
Time Warner General Partners' Senior Capital              1,605      1,543

Partners' capital
Contributed capital                                       7,537      7,537
Undistributed partnership earnings (deficit)             (1,006)      (963)

Total partners' capital                                   6,531      6,574

Total liabilities and partners' capital                 $20,210    $19,973

See accompanying notes.

            TIME WARNER ENTERTAINMENT COMPANY, L.P.
              CONSOLIDATED STATEMENT OF OPERATIONS
                          (Unaudited)

                                             Three Months       Six Months
                                            Ended June 30,     Ended June 30,
                                            1997     1996      1997     1996
                                                     (millions)

Revenues (a)                                $2,728   $2,608   $5,328   $5,093

Cost of revenues (a)(b)                      1,782    1,730    3,447    3,395
Selling, general and administrative (a)(b)     626      581    1,232    1,133

Operating expenses                           2,408    2,311    4,679    4,528

Business segment operating income              320      297      649      565
Interest and other, net (a)                   (139)    (132)     (10)    (221)
Minority interest                              (56)     (52)    (164)    (102)
Corporate services (a)                         (18)     (18)     (36)     (35)

Income before income taxes                     107       95      439      207
Income taxes                                   (25)     (21)     (37)     (39)

Net income                                  $   82   $   74   $  402   $  168

_______________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three and six months ended June 30, 1997, respectively, and for the corresponding periods in the prior year: revenues-$55 million and $121 million in 1997, $76 million and $99 million in 1996; cost of revenues-$(26) million and $(36) million in 1997, $(14) million and $(38) million in 1996; selling, general and administrative-$21 million and $40 million in 1997, $(7) million and $(9) million in 1996; interest and other, net-$5 million and $17 million in 1997, $7 million and $16 million in 1996; and corporate services-$(18) million and $(36) million in 1997, $(18) million and $(35) million in 1996.

(b) Includes depreciation and amortization
    expense of:                                   $328   $294    $652   $ 582

See accompanying notes.

            TIME WARNER ENTERTAINMENT COMPANY, L.P.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                                Six Months
                                                              Ended June 30,
                                                              1997     1996
                                                               (millions)
OPERATIONS
Net income                                                $  402      $  168
Adjustments for noncash and nonoperating items:
Depreciation and amortization                                652         582
Changes in operating assets and liabilities                 (638)        447

Cash provided by operations                                  416       1,197

INVESTING ACTIVITIES
Investments and acquisitions                                 (62)        (65)
Capital expenditures                                        (734)       (781)
Investment proceeds                                          371         196

Cash used by investing activities                           (425)       (650)

FINANCING ACTIVITIES
Borrowings                                                   428          63
Debt repayments                                             (323)       (670)
Issuance of preferred stock of subsidiary                    243           -
Capital distributions                                       (203)       (132)
Collections on note receivable from U S WEST                   -         169
Other                                                        (59)         32

Cash provided (used) by financing activities                  86        (538)

INCREASE IN CASH AND EQUIVALENTS                              77           9

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                  216        209

CASH AND EQUIVALENTS AT END OF PERIOD                       $293       $218

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

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 7). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner")* $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $105 million and $101 million in the three months ended June 30, 1997 and 1996, respectively, and $212 million and $211 million for the six months ended June 30, 1997 and 1996, respectively.

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

(*) On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in Turner Broadcasting System, Inc. ("TBS") that it did not already own. As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name ("Old Time Warner", now known as Time Warner Companies, Inc.), and Old Time Warner and TBS became separate, wholly owned subsidiaries of the new parent company. Unless the context indicates otherwise, references herein to "Time Warner" refer to Old Time Warner.

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

2.   INVENTORIES

     TWE's inventories consist of:
                                       June 30, 1997       December 31, 1996
                                    Current  Noncurrent    Current  Noncurrent
                                                 (millions)
Film costs:
 Released, less amortization        $  544   $  592        $ 544    $ 535
 Completed and not released            412       98          168       42
 In process and other                   54      489           21      704
 Library, less amortization              -      638            -      664
Programming costs, less amortization   276      309          319      318
Merchandise                             81        -           82        -
Total                               $1,367   $2,126       $1,134   $2,263

3.   INVESTMENTS

     In the first quarter of 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in the accompanying consolidated statement of operations.

4.   PRIMESTAR PARTNERS

     In June 1997, TWE and the Advance/Newhouse Partnership ("Advance/Newhouse") entered into agreements to transfer the direct broadcast satellite operations conducted by TWE and the TWE-Advance/Newhouse Partnership (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by the TWE-Advance/Newhouse Partnership ("Primestar" and collectively, the "Primestar Assets") to a new, publicly traded holding company ("Newco") that will be the parent entity of TCI Satellite Entertainment, Inc. ("TSAT"). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $200 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco.

     In June 1997, Primestar also entered into an agreement with The News Corporation Limited, MCI Telecommunications Corporation ("MCI") and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar (or, under certain circumstances, Newco) will acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB. In exchange for such assets, ASkyB will receive non-voting securities of

Newco that will be convertible into non-voting common stock of Newco and, accordingly, reduce TWE's equity interest in Newco to approximately 16% on a fully diluted basis.

     These transactions are not conditioned on each other and may close independently. They are expected to close in 1998, subject to customary closing conditions, including all necessary governmental and regulatory approvals, including the approval of the Federal Communications Commission. There can be no assurance that such approvals will be obtained.

5.   PREFERRED STOCK OF SUBSIDIARY

     In February 1997, a newly formed, substantially owned subsidiary of TWE (the "REIT") issued 250,000 shares of step-down preferred stock ("Step-Down Preferred Stock"). The
REIT is intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.
TWE used the aggregate net proceeds from the transaction of $243 million to reduce its bank debt. The sole asset of the REIT is a $432 million mortgage note payable of TWE, which has been secured by certain real estate owned by TWE or its affiliates.

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

6.   PARTNERS' CAPITAL

     Changes in partners' capital were as follows:

                                                               Six Months
                                                             Ended June 30,
                                                            1997      1996
                                                              (millions)
Balance at beginning of year                               $6,574      $6,478
Net income                                                    402         168
Distributions                                                (369)       (147)
Allocation of income to Time Warner General Partners'
   Senior Capital                                             (62)        (57)
Collections on note receivable from U S WEST                    -         169
Capital contributions                                           -          15
Other                                                         (14)         10

Balance at June 30                                         $6,531      $6,636

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

     During the six months ended June 30, 1997, TWE accrued $192 million of tax-related distributions and $177 million of stock option distributions, based on closing prices of Time Warner common stock of $48.25 at June 30, 1997 and $37.50 at December 31, 1996. During the six months ended June 30, 1996, TWE accrued $123 million of tax-related distributions and $24 million of stock option distributions as a result of an increase at that time in the market price of Time Warner common stock. In the six months ended June 30, 1997, TWE paid distributions to the Time Warner General Partners in the amount of $203 million, consisting of $192 million of tax-related distributions and $11 million of stock option related distributions. In the six months ended June 30, 1996, TWE paid the Time Warner General Partners distributions in the amount of $132 million, consisting of $123 million of tax-related distributions and $9 million of stock option related distributions. In July 1997, TWE made a $535 million distribution to the Time Warner General Partners relating to their Senior Capital interests.

7.   SEGMENT INFORMATION

     TWE classifies its businesses into three fundamental areas: Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting and theme parks; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different business segments is set forth below.

                                             Three Months       Six Months
                                            Ended June 30,     Ended June 30,
                                            1997     1996      1997     1996
                                                        (millions)
Revenues
Filmed Entertainment-Warner Bros.          $1,254   $1,270    $2,426   $2,486
Broadcasting-The WB Network                    29       18        53       33
Cable Networks-HBO                            487      456       970      875
Cable                                       1,066      961     2,086    1,908
Intersegment elimination                     (108)     (97)     (207)    (209)

Total                                      $2,728   $2,608    $5,328   $5,093

                                             Three Months       Six Months
                                            Ended June 30,     Ended June 30,
                                            1997     1996      1997     1996
                                                        (millions)
Operating Income
Filmed Entertainment-Warner Bros.          $   73    $  79    $  148   $  149
Broadcasting-The WB Network                   (19)     (12)      (39)     (36)
Cable Networks-HBO                             98       83       189      159
Cable                                         168      147       351      293

Total                                      $  320   $  297    $  649   $  565

                                              Three Months      Six Months
                                              Ended June 30,    Ended June 30,
                                              1997     1996     1997    1996
                                                         (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros.            $ 41     $ 32      $ 81     $ 62
Broadcasting-The WB Network                     1        -         1        -
Cable Networks-HBO                              5        4        10        9
Cable                                         176      157       348      300

Total                                        $223     $193      $440     $371

                                               Three Months     Six Months
                                             Ended June 30,    Ended June 30,
                                             1997     1996     1997     1996
                                                        (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment-Warner Bros.            $ 30     $ 29      $ 61     $ 60
Broadcasting-The WB Network                     -        -         -        -
Cable Networks-HBO                              -        -         -        -
Cable                                          75       72       151      151

Total                                        $105     $101      $212     $211

(1) Amortization includes amortization relating to the acquisitions of WCI in 1989 and the ATC minority interest in 1992 and to other business combinations accounted for by the purchase method.

8.   COMMITMENTS AND CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of TWE.

9.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash flows is as follows:

                                                                 Six Months
                                                               Ended June 30,
                                                               1997     1996
                                                                 (millions)
Interest expense                                                $235    $239
Cash payments made for interest                                  243     247
Cash payments made for income taxes, net                          35      32
Noncash capital distributions                                    177      24

                   Part II.  Other Information

Item 1.   Legal Proceedings.

     Reference is made to the litigation entitled Fox News Network, L.L.C. v. Time Warner Inc. et al. described on pages I-39 and I-40 of Time Warner's Annual Report on Form 10-K for the year ended
December 31, 1996 (the "1996 Form 10-K"). On May 15, 1997, defendants' motion for summary judgment as to plaintiff's fraud and promissory estoppel claims was granted, and the remaining antitrust claims were transferred on the court's own motion to the Southern District of New York. On July 22, 1997, the parties executed a settlement agreement resolving all claims against defendants not previously dismissed.

     Reference is made to the action commenced by the holders of Time Warner's New York City cable franchises against the City of New York described on page I-40 of the 1996 Form 10-K. On July 3, 1997, the United States Court of Appeals for the Second Circuit affirmed the lower court's grant of a preliminary injunction to the Time Warner plaintiffs. On July 22, 1997, the parties executed a settlement agreement that resolved Time Warner's claims for injunctive relief.

     Reference is made to the consolidated actions filed in Superior Court, Fulton County, Georgia, against TBS, Time Warner, certain officers and directors of TBS or TWE, and other defendants, in connection with the TBS Transaction, described on pages I-38 and I-39 of the 1996 Form 10-K. On July 14, 1997 defendants' motion for summary judgment on plaintiffs' fourth amended complaint and defendants' motion for final judgment on plaintiffs' third amended complaint were both granted.

     Reference is made to the litigation entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc. described on pages I-37 and I-38 of the 1996 Form 10-K. On July 3, 1997, the United States Court of Appeals for the Ninth Circuit reversed the dismissal of the Amended Complaint and remanded the case to the District Court, holding that the Amended Complaint was sufficient to meet the pleading requirements of the Federal Rules and that the action should proceed.

     Reference is made to the litigation entitled Robinson & Silvey
v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc. described on page I-39 of the 1996 Form 10-K. On August 1, 1997, the Circuit Court issued an Order vacating and setting aside the conditional class certification, granting the plaintiffs' motion to dismiss, and dismissing the entire action, without prejudice.


Item 2.  Changes in Securities.

     (a)  On May 19, 1997, Time Warner's Restated Certificate of
Incorporation was amended to provide for the annual election of the entire Board of Directors thereby eliminating, effective at the next annual meeting of stockholders, the division of the Board of Directors into three classes with one class elected each year for a three-year term.

     (b)  Not applicable.

     (c)  Not applicable.


Item 4.    Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of Time Warner was held on May 15, 1997 (the "1997 Annual Meeting").

     (b) (i) The following were elected directors of Time Warner at the 1997 Annual Meeting:

                           J. Carter Bacot
                           Stephen F. Bollenbach
                           Gerald Greenwald
                           Gerald M. Levin
                           Richard D. Parsons

          (ii)  The following continue as directors of Time Warner:

                           Merv Adelson
                           Beverly Sills Greenough
                           Carla A. Hills
                           Reuben Mark
                           Michael A. Miles
                           Donald S. Perkins
                           Raymond S. Troubh
                           R. E. Turner
                           Francis T. Vincent, Jr.

     (c)   The following matters were voted upon at the 1997
Annual Meeting:

          (i)   Election of directors for terms expiring in 1998:

                                                              Broker
                                   For         Withheld       Non-Votes
J. Carter Bacot                 509,667,981    5,159,246         0
Stephen F. Bollenbach           507,109,522    7,717,705         0
Gerald Greenwald                507,214,675    7,612,552         0
Gerald M. Levin                 509,062,337    5,764,890         0
Richard D. Parsons              509,349,911    5,477,316         0

          (ii) Approval of an amendment to Time Warner's Restated Certificate of Incorporation to provide for the annual election of directors:

                                                             Broker
                Votes For     Votes Against    Abstentions   Non-Votes

                466,853,385     3,907,235      1,433,098     42,903,508

          (iii)   Approval of the Time Warner 1997 Stock Option Plan:

                                                             Broker
                Votes For    Votes Against     Abstentions   Non-Votes

                475,952,439   36,403,986       1,964,381        0

          (iv) Approval of the appointment of Ernst & Young LLP as independent auditors of Time Warner for 1997:

                                                             Broker
                Votes For     Votes Against    Abstentions   Non-Votes
                512,119,374    1,181,949       1,019,483        0

          (v) Stockholder resolution relating to the use of chlorine-free paper:

                                                             Broker
                Votes For    Votes Against     Abstentions   Non-Votes
                20,287,077    428,567,271      22,562,950    42,903,508

     (d)   Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit
 Index is incorporated herein by reference.

     (b)  Reports on Form 8-K.

     No Current Report on Form 8-K was filed by Time Warner during the quarter ended June 30, 1997.

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

Dated:  August 8, 1997

                          EXHIBIT INDEX
             Pursuant to Item 601 of Regulations S-K

Exhibit No.             Description of Exhibit

3.(i)(a)     Restated Certificate of Incorporation of the
             Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant's Post-Effective Amendment No. 1 on Form S-8 to the
             Registrant's Registration Statement on Form S-4
             (Registration No. 333-11471) (the "S-8 Registration
             Statement")).

3.(i)(b)     Certificate of Amendment of Restated Certificate of
             Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on October
             10, 1996 (which is incorporated herein by reference to Exhibit 4.4 to the Registrant's S-8 Registration Statement).

3.(i)(c)     Certificate of Amendment of Restated Certificate of
             Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on May 19, 1997.

3.(i)(d)     Certificate of the Voting Powers, Designations,
             Preferences and Relative, Participating,
             Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series LMC Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.5 to the Registrant's S-8 Registration Statement).

3.(i)(e)     Certificate of the Voting Powers,
             Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series LMCN-V Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.6 to the Registrant's S-8 Registration Statement).

3.(i)(f)     Certificate of the Voting Powers,
             Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series A Participating Cumulative Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.7 to the Registrant's S-8 Registration Statement).

3.(i)(g)     Certificate of the Voting Powers,
             Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series D Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit
             4.8 to the Registrant's S-8 Registration Statement).

3.(i)(h) Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or
             Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series E Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.9 to the Registrant's S-8 Registration Statement).

3.(i)(i) Certificate of Correction of the Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series E Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on November 13, 1996
             (which is incorporated by reference to Exhibit 3.(i)(h) to the Registrant's 1996 Form 10-K).

3.(i)(j)     Certificate of the Voting Powers, Designations,
             Preferences and Relative, Participating,
             Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series F Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit
             4.10 to the Registrant's S-8 Registration Statement).

3.(i)(k) Certificate of Correction of the Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thererof, of Series F Convertible Preferred Stock of the
             Registrant as filed with the Secretary of State of the State of Delaware on November 13, 1996 (which is incorporated herein by reference to Exhibit 3.(i)(j) to the Registrant's 1996 Form 10-K).

3.(i)(l)     Certificate of the Voting Powers,
             Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of

             Series G Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.11 to the Registrant's S-8
             Registration Statement).

3.(i)(m)     Certificate of the Voting Powers,
             Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series H Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit
             4.12 to the Registrant's S-8 Registration Statement).

3.(i)(n)     Certificate of the Voting Powers,
             Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series I Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit
             4.13 to the Registrant's S-8 Registration Statement).

3.(i)(o)     Certificate of the Voting Powers,
             Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series J Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit
             4.14 to the Registrant's S-8 Registration Statement).

3.(i)(p) Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of 10-1/4% Series M Exchangeable Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.15 to the Registrant's S-8 Registration Statement).

3.(ii)       By-laws of the Registrant as of May 22, 1997.

10.1         Employment Agreement effective as of May 1,
             1997 between the Registrant and John A. LaBarca.

10.2 Time Warner 1997 Stock Option Plan (which is incorporated by reference to Annex A to the Registrant's definitive Proxy Statement dated March 28, 1997 used in connection with the Registrant's 1997 Annual Meeting of Stockholders).

27           Financial Data Schedule.