Form 10-Q
period 1997-09-30
TIME WARNER INC/
filed 1997-11-12
CIK 1021387

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 1997, or


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock - $.01 par value                      521,313,114
Series LMCN-V Common Stock - $.01 par value             57,061,942
         Description of Class                       Shares Outstanding
                                                  as of October 31, 1997

                             TIME WARNER INC. AND
                   TIME WARNER ENTERTAINMENT COMPANY, L.P.


                            INDEX TO FORM 10-Q


                                                             Page
                                                          Time
                                                          Warner     TWE

PART I.  FINANCIAL INFORMATION
Management's discussion and analysis of results of
operations and financial condition                         1         36

Consolidated balance sheets at September 30, 1997
and December 31, 1996                                     18         44

Consolidated statements of operations for the three
and nine months ended September 30, 1997 and 1996         19         45

Consolidated statements of cash flows for the nine
months ended September 30, 1997 and 1996                  20         46

Notes to consolidated financial statements                21         47

Supplementary information                                 34


PART II.  OTHER INFORMATION                               55

                                   TIME WARNER INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      On October 10, 1996, Time Warner Inc. ("Time Warner" or the "Company"), acquired the remaining 80% interest in Turner Broadcasting System, Inc. ("TBS") that it did not already own (the "TBS Transaction"). As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name (now known as Time Warner Companies, Inc., "TW Companies"), and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. References herein to "Time Warner" or the "Company" refer to TW Companies prior to October 10, 1996 and Time Warner Inc. thereafter.

      Time Warner classifies its business interests into four fundamental areas: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST"). Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights related to TWE's interest in certain cable television systems. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

Cable Financing Strategy

      Currently, Time Warner is no longer actively pursuing a restructuring of TWE with U S WEST. Time Warner's cable financing strategy is to continue to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of its cable television systems and develop new services, while pursuing opportunities to reduce both existing debt and its share of future funding requirements related to the cable television business and related ancillary businesses. Consistent with this strategy, Time Warner, TWE and the TWE-Advance/Newhouse Partnership ("TWE-A/N") have recently announced certain transactions, consisting of (i) a series of transactions with TCI Communications, Inc. ("TCI"), a subsidiary of Tele-Communications, Inc., to establish two, new strategic joint ventures, expand an existing joint venture and exchange certain cable television systems (collectively, the "TCI Cable Transactions"), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to a separate, publicly traded entity, as well as certain related transactions (collectively, the "Primestar Transactions") and (iii) the transfer by a wholly owned subsidiary of Time Warner of cable television systems serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). Each of these transactions is discussed more fully below.

TCI Cable Transactions

      In September 1997, Time Warner, TWE, TWE-A/N and TCI signed a letter of intent to enter into a series of agreements to (i) form two cable television joint ventures in the Houston and south Texas areas that will be managed by Time Warner Cable and own cable television systems serving an aggregate 1.1 million subscribers, subject to approximately $1.4 billion of debt, (ii) expand an existing joint venture in Kansas City, which is managed by Time Warner Cable, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt, and (iii) exchange various cable television systems serving over 500,000 subscribers for other cable television systems of comparable size in an effort to enhance each company's geographic clusters of cable television properties. The joint ventures will be accounted for under the equity method of accounting.

      As a result of these transactions, Time Warner expects to reduce combined debt of itself and TWE by approximately $650 million, benefit from the geographic clustering of cable television systems and increase the number of subscribers under the management of Time Warner Cable by approximately 675,000 subscribers, thereby becoming the largest cable television operator in the U.S. The TCI Cable Transactions are expected to close periodically throughout 1998 and are subject to the execution of definitive agreements by the parties and customary closing conditions, including all necessary governmental and regulatory approvals. There can be no assurance that such agreements will be completed or that such approvals will be obtained.

Primestar Transactions

      In June 1997, TWE and the Advance/Newhouse Partnership ("Advance/ Newhouse") entered into agreements to transfer the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to a new, publicly traded holding company ("Newco") that will be the parent entity of TCI Satellite Entertainment, Inc. ("TSAT"). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $200 million of debt reduction, as well as eliminating its share of future funding requirements for these operations that will be separately financed by Newco. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco.

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

TWE-A/N Transfers

      In October 1997, Time Warner, through a wholly owned subsidiary, entered into an agreement with TWE-A/N and each of its partners, pursuant to which Time Warner will contribute cable television systems serving approxi-mately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein. The cable television systems to be transferred to TWE-A/N are currently owned by TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner, and Paragon Communications ("Paragon"), a partnership owning cable television systems serving approximately 1 million subscribers that is currently owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The TWE-A/N Transfers will improve the financial leverage of Time Warner, while increasing the under-leveraged capitalization of TWE-A/N and consequently, TWE.

      In a related transaction, TWE and TWE-A/N will exchange substantially all of their respective beneficial interests in Paragon for an equivalent share of Paragon's cable television systems serving approximately 500,000 subscribers, resulting in subsidiaries of Time Warner owning 99% of the restructured Paragon entity. Accordingly, upon consummation of the TWE-A/N Transfers, Time Warner will consolidate Paragon, which will then be approximately half of its former size. Because this transaction represents an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it will not have any significant economic impact on Time Warner, TWE or TWE-A/N.

      In connection with the TWE-A/N Transfers, Advance/Newhouse will make a capital contribution to TWE-A/N in order to maintain its 33.3% common equity interest therein. Accordingly, upon consummation of the TWE-A/N Transfers, TWE-A/N will be owned 65.5% by TWE, 33.3% by Advance/Newhouse and 1.2% indirectly by Time Warner. Time Warner does not expect to recognize a gain or loss on the TWE-A/N Transfers. The TWE-A/N Transfers are expected to close in the first quarter of 1998, subject to customary closing conditions, including any necessary franchise or regulatory approvals.

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

RESULTS OF OPERATIONS

      As a result of the TBS Transaction, Time Warner has two new business segments which parallel its previously existing interests in filmed entertainment and cable television programming held through TWE. Time Warner's Cable Networks segment principally consists of TBS's cable television networks and sports operations. These operations include entertainment networks such as TNT, TBS Superstation, Cartoon Network and Turner Classic Movies; news networks such as CNN, CNN International and CNN Headline News; and sports franchises consisting of the Atlanta Braves and the Atlanta Hawks. Time Warner's Filmed Entertainment segment principally consists of TBS's film and television production and distribution opera-tions, including New Line Cinema, Castle Rock Entertainment, Hanna-Barbera Productions, Inc. and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures, Inc.

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

      EBITDA and operating income for Time Warner and the Entertainment
Group for the three and nine months ended September 30, 1997 and 1996 are as follows:
                              Three Months Ended September 30,
                            EBITDA                   Operating Income
                              Pro                             Pro
                 Historical  Forma  Historical   Historical  Forma  Historical
                     1997     1996      1996        1997      1996      1996
                                           (millions)
Time Warner:
Publishing            $114    $ 99    $ 99           $ 87    $ 66    $ 66
Music                  111     143     143             17      48      48
Cable Networks-TBS     151     133       -             83      69       -
Filmed Entertainment
   -TBS                 70     (97)      -             42    (120)      -
Cable                  141     122     122             38      25      25
Intersegment
  elimination           (4)      6       -             (4)      6       -

Total                 $583    $406    $364           $263    $ 94    $139

                              Three Months Ended September 30,
                            EBITDA                   Operating Income
                             Pro                             Pro
                Historical  Forma  Historical   Historical  Forma  Historical
                   1997      1996     1996        1997      1996      1996
                                          (millions)
Entertainment Group:
Filmed Entertainment
  -Warner Bros.       $161    $146    $146           $ 75    $ 62    $ 62
Broadcasting
 -The WB Network       (21)    (27)    (27)           (21)    (27)    (27)
Cable Networks-HBO     107      91      91            102      86      86
Cable                  454     390     390            179     156     156

Total                 $701    $600    $600           $335    $277    $277

                                 Nine Months Ended September 30,
                            EBITDA                     Operating Income
                              Pro                            Pro
                 Historical  Forma  Historical   Historical  Forma  Historical
                   1997      1996     1996         1997       1996     1996
                                          (millions)
Time Warner:
Publishing           $ 380   $ 335   $ 335           $303    $247    $247
Music                  376     454     454             99     173     173
Cable Networks
  -TBS                 472     385       -            267     198       -
Filmed Entertainment
  -TBS                 108    (140)      -             36    (210)      -
Cable                  412     352     352            108      44      44
Intersegment
  elimination          (11)    (15)      -            (11)    (15)      -

Total               $1,737  $1,371  $1,141           $802    $437    $464

Entertainment Group:
Filmed Entertainment
  -Warner Bros.     $  466  $  423  $  423           $229    $214    $214
Broadcasting
  -The WB Network      (59)    (63)    (63)           (60)    (63)    (63)
Cable Networks-HBO     306     259     259            291     245     245
Cable                1,304   1,134   1,134            530     449     449

Total               $2,017  $1,753  $1,753           $990    $845    $845

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

      Time Warner had revenues of $3.231 billion, a loss of $28 million before an extraordinary loss on the retirement of debt ($.19 loss per common share after preferred dividend requirements) and a net loss of $35 million ($.20 loss per common share) for the three months ended September 30, 1997, compared to revenues of $2.157 billion and a net loss of $91 million ($.43 loss per common share) for the three months ended September 30, 1996. Time Warner's equity in the pretax income of the Entertainment Group was $96 million for the three months ended September 30, 1997, compared to $61 million for the three months ended September 30, 1996.

      Time Warner's historical results of operations include the operating results of TBS from October 10, 1996. On a pro forma basis, giving effect to the Time Warner Transactions as if each of such transactions had occurred at the beginning of 1996, Time Warner would have reported for the three months ended September 30, 1996, revenues of $3.231 billion, EBITDA of $406 million, operating income of $94 million, equity in the pretax income of the Entertainment Group of $61 million and a net loss of $160 million ($.42 loss per common share). No pro forma financial information has been presented for Time Warner for the three months ended September 30, 1997 because all of such transactions are already reflected in the historical financial statements of Time Warner.

      Time Warner's operating results improved from a pro forma net loss of $160 million for the three months ended September 30, 1996 to a net loss of $35 million for the three months ended September 30, 1997. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's operating income and increased income from its equity in the pretax income of the Entertainment Group, offset in part by a $7 million extraordinary loss on the retirement of debt recognized in 1997. On a historical basis, such underlying operating trends were mitigated by an overall increase in interest expense principally relating to the assumption of approximately $2.8 billion of debt in the TBS Transaction, and an increase in noncash amortization of intangible assets, also relating to the TBS Transaction. On a historical basis, after preferred dividend requirements, Time Warner's net loss applicable to common shares improved to $116 million for the three months ended September 30, 1997, compared to $167 million for the three months ended September 30, 1996. This improvement, as well as the dilutive effect from issuing 179.8 million shares of common stock in connection with the TBS Transaction, resulted in a net loss per common share of $.20 for the three months ended September 30, 1997, compared to a $.43 net loss per common share for the three months ended September 30, 1996.

      On a historical basis, the Entertainment Group had revenues of $2.857 billion and net income of $80 million for the three months ended September 30, 1997, compared to revenues of $2.720 billion and net income of $51 million for the three months ended September 30, 1996. As discussed more fully below, the Entertainment Group's net income increased in 1997 as compared to 1996 principally due to an overall increase in operating income generated by its business segments.

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

Time Warner

      Publishing. Revenues decreased to $1.027 billion, compared to $1.034 billion in the third quarter of 1996. EBITDA increased to $114 million from $99 million. Depreciation and amortization amounted to $27 million in 1997 and $33 million in 1996. Operating income increased to $87 million from $66 million. The marginal decline in revenues resulted from a loss of revenues from operations that were recently sold, which exceeded the revenue contributions from operations that were recently acquired. However, excluding the effect of acquisitions and dispositions, revenues increased due to strong growth in magazine advertising revenues, offset in part by decreases in magazine circulation and direct marketing revenues. Magazine advertising revenues in the third quarter of 1997 exceeded the strong advertising performance in the 1996 third quarter, which benefited from Olympics-related coverage. Contributing to the overall revenue gains were increases achieved by People, Entertainment Weekly, Fortune and In Style. EBITDA and operating income increased principally as a result of the revenue gains and cost savings.

      Music. Revenues decreased to $880 million, compared to $900 million in the third quarter of 1996. EBITDA decreased to $111 million from $143 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $94 million in 1997 and $95 million in 1996. Operating income decreased to $17 million from $48 million. Despite the Music division having a leading domestic market share for the year (20.5%), the decline in revenues principally related to continuing softness in the overexpanded U.S. retail marketplace, artist delays affecting the timing of releases of new product and a decline in international recorded music sales. EBITDA and operating income decreased principally as a result of the decline in revenues and lower results from direct marketing activities. Management expects that these domestic and international trends will continue to affect 1997 operating results.

      Cable Networks-TBS. Cable Networks results reflect the acquisition of TBS effective in October 1996. Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

      Revenues increased to $748 million, compared to $640 million on a pro forma basis in the third quarter of 1996. EBITDA increased to $151 million from $133 million on a pro forma basis. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of TBS, amounted to $68 million in 1997 and $64 million on a pro forma basis in 1996. Operating income increased to $83 million from $69 million on a pro forma basis. Revenues benefited from increases in advertising and subscrip-tion revenues. Advertising revenues increased due to a strong overall advertising market for the division's major branded networks, including TNT, TBS Superstation and Cartoon Network. Subscription revenues increased as a result of higher rates and an increase in subscriptions, primarily at TNT, CNN, Cartoon Network and Turner Classic Movies. EBITDA and operating income increased principally as a result of the revenue gains, offset in part by start-up costs for new networks, including the sports news network CNN/SI and the Spanish-language news network CNN en Espanol.

      Filmed Entertainment-TBS. Filmed Entertainment results reflect the acquisition of TBS effective in October 1996. Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

      Revenues decreased to $363 million, compared to $445 million on a pro forma basis in the third quarter of 1996. EBITDA increased to $70 million from a loss of $97 million on a pro forma basis. Depreciation and amortiza-tion, including noncash amortization of intangible assets related to the purchase of TBS, amounted to $28 million in 1997 and $23 million on a pro forma basis in 1996. Operating income increased to $42 million in 1997 from an operating loss of $120 million on a pro forma basis in 1996. Revenues declined due to decreases in worldwide theatrical and home video revenues relating to the timing and number of releases in 1997 as compared to 1996. Despite the revenue decrease, EBITDA and operating income increased principally as a result of merger-related cost savings and the absence of $109 million of write-offs recorded in 1996 that related to disappointing results for theatrical releases.

      Cable. Revenues increased to $248 million, compared to $230 million in the third quarter of 1996. EBITDA increased to $141 million from $122 million. Depreciation and amortization, including noncash amortization of intangible assets related to the 1995 and 1996 cable acquisitions, amounted to $103 million in 1997 and $97 million in 1996. Operating income increased to $38 million from $25 million. Revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased principally as a result of the revenue gains.

      Interest and Other, Net. Interest and other, net, increased to $309 million in the third quarter of 1997, compared to $276 million in the third quarter of 1996. Interest expense increased to $258 million, compared to $217 million, principally due to the assumption of approximately $2.8 billion of debt in the TBS Transaction. Other expense, net, decreased to $51 million in the third quarter of 1997 from $59 million in the third quarter of 1996, principally because of lower losses from reductions in the carrying value of certain investments, offset in part by costs associated with the Company's receivables securitization program.

Entertainment Group

      Filmed Entertainment-Warner Bros. Revenues decreased to $1.399 billion, compared to $1.445 billion in the third quarter of 1996. EBITDA increased to $161 million from $146 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $86 million in 1997 and $84 million in 1996. Operating income increased to $75 million from $62 million. Revenues decreased principally as a result of lower worldwide home video revenues that related to the successful sell-through release of Twister in 1996, offset in part by increases in worldwide theatrical and television distribution revenues. EBITDA and operating income increased principally as a result of the strong performance of worldwide television distribution operations.

      Broadcasting - The WB Network. Revenues increased to $31 million, compared to $23 million in the third quarter of 1996. Operating results improved to a loss of $21 million from a loss of $27 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss improved principally as a result of the revenue gains and the effect of an increase in a limited partner's interest in the network that occurred in early 1997. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

      Cable Networks-HBO. Revenues increased to $482 million, compared to $426 million in the third quarter of 1996. EBITDA increased to $107 million from $91 million. Depreciation and amortization amounted to $5 million in 1997 and 1996. Operating income increased to $102 million from $86 million. Revenues benefited primarily from an increase in subscriptions. EBITDA and operating income increased principally as a result of the revenue gains.

      Cable. Revenues increased to $1.060 billion, compared to $955 million in the third quarter of 1996. EBITDA increased to $454 million from $390 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $275 million in 1997 and $234 million in 1996. Operating income increased to $179 million from $156 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased as a result of the revenue gains, as well as net gains of approximately $15 million recognized in 1997 in connection with the sale or exchange of certain cable systems. Operating income was further affected by higher depreciation related to capital spending.

      Interest and Other, Net. Interest and other, net, was $146 million in the third quarter of 1997, compared to $147 million in the third quarter of 1996. Interest expense was $124 million in 1997 and $118 million in 1996. There was other expense, net, of $22 million in the third quarter of 1997, compared to $29 million in the third quarter of 1996, principally due to higher gains on assets sales, which more than offset higher investment-related losses, generally relating to reductions in the carrying value of certain investments, and the dividend requirements on preferred stock of a subsidiary issued in February 1997 to reduce TWE's bank debt. The preferred stock was issued by a newly formed, substantially owned subsidiary of TWE (the "REIT") intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

      Time Warner had revenues of $9.458 billion, income of $54 million before an extraordinary loss on the retirement of debt ($.33 loss per common share after preferred dividend requirements) and net income of $30 million ($.37 loss per common share) for the nine months ended September 30, 1997, compared to revenues of $6.364 billion, a loss of $215 million before an extraordinary loss on the retirement of debt ($1.02 loss per common share) and a net loss of $250 million ($1.11 loss per common share) for the nine months ended September 30, 1996. Time Warner's equity in the pretax income of the Entertainment Group was $522 million for the nine months ended September 30, 1997, compared to $270 million for the nine months ended September 30, 1996.

      Time Warner's historical results of operations include the operating results of TBS from October 10, 1996. On a pro forma basis, giving effect to the Time Warner Transactions as if each of such transactions had occurred at the beginning of 1996, Time Warner would have reported for the nine months ended September 30, 1996, revenues of $9.099 billion, EBITDA of $1.371 billion, operating income of $437 million, equity in the pretax income of the Entertainment Group of $270 million, a loss before extraordinary item of $341 million ($1.01 loss per common share) and a net loss of $376 million ($1.07 loss per common share). No pro forma financial information has been presented for Time Warner for the nine months ended September 30, 1997 because all of such transactions are already reflected in the historical financial statements of Time Warner.

      Time Warner's operating results improved from a pro forma net loss of $376 million for the nine months ended September 30, 1996 to net income of $30 million for the nine months ended September 30, 1997. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's operating income, a significant increase in income from its equity in the pretax income of the Entertainment Group and an $11 million decrease in extraordinary losses on the retirement of debt recorded in each period. On a historical basis, such underlying operating trends were mitigated by an overall increase in interest expense principally relating to the assumption of approximately $2.8 billion of debt in the TBS Transaction, and an increase in noncash amortization of intangible assets, also relating to the TBS Transaction. On a historical basis, after preferred dividend requirements that increased by $58 million in 1997 due to the April 1996 issuance of Series M Preferred Stock, Time Warner's net loss applicable to common shares improved to $208 million for the nine months ended September 30, 1997, compared to $430 million for the nine months ended September 30, 1996. This improvement, as well as the dilutive effect from issuing 179.8 million shares of common stock in connection with the TBS Transaction, resulted in a net loss per common share of $.37 for the nine months ended September 30, 1997, compared to a $1.11 net loss per common share for the nine months ended September 30, 1996.

      On a historical basis, the Entertainment Group had revenues of $8.190 billion and net income of $487 million for the nine months ended September 30, 1997, compared to revenues of $7.817 billion and net income of $221 million for the nine months ended September 30, 1996. As discussed more fully below, the Entertainment Group's net income increased significantly in 1997 as compared to 1996 principally due to an overall increase in operating income generated by its business segments and the inclusion of an approxi-mately $250 million pretax gain on the first quarter of 1997 sale of TWE's 58% interest in E! Entertainment Television, Inc., offset in part by an increase in minority interest expense related to TWE-A/N.

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

Time Warner

      Publishing. Revenues increased to $3.004 billion, compared to $2.951 billion in the first nine months of 1996. EBITDA increased to $380 million from $335 million. Depreciation and amortization amounted to $77 million in 1997 and $88 million in 1996. Operating income increased to $303 million from $247 million. Excluding the effect from operations that were either recently sold or acquired, revenues benefited from increases in magazine advertising and circulation revenues, offset in part by a decrease in direct marketing revenues. Contributing to the revenue gains were increases achieved by People, Time, Entertainment Weekly and In Style. EBITDA and operating income increased principally as a result of the revenue gains and cost savings.

      Music. Revenues decreased to $2.635 billion, compared to $2.759 billion in the first nine months of 1996. EBITDA decreased to $376 million from $454 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $277 million in 1997 and $281 million in 1996. Operating income decreased to $99 million from $173 million. Despite the Music division having a leading domestic market share for the year (20%), the decline in revenues principally related to continuing softness in the overexpanded U.S. retail marketplace, artist delays affecting the timing of releases of new product and a decline in international recorded music sales. EBITDA and operating income decreased principally as a result of the decline in revenues and lower results from direct marketing activities, offset in part by certain one-time gains. Management expects that these domestic and international trends will continue to affect 1997 operating results.

      Cable Networks-TBS. Cable Networks results reflect the acquisition of TBS effective in October 1996. Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

      Revenues increased to $2.092 billion, compared to $1.797 billion on a pro forma basis in the first nine months of 1996. EBITDA increased to $472 million from $385 million on a pro forma basis. Depreciation and amortiza-tion, including noncash amortization of intangible assets related to the purchase of TBS, amounted to $205 million in 1997 and $187 million on a pro forma basis in 1996. Operating income increased to $267 million from $198 million on a pro forma basis. Revenues benefited from increases in advertising and subscription revenues. Advertising revenues increased due to a strong overall advertising market for the division's major branded networks, including TNT, TBS Superstation, CNN and Cartoon Network. Subscription revenues increased as a result of higher rates and an increase in subscriptions, primarily at TNT, CNN, Cartoon Network and Turner Classic Movies. EBITDA and operating income increased principally as a result of the revenue gains, offset in part by start-up costs for new networks, including the sports news network CNN/SI and the Spanish-language news network CNN en Espanol.

      Filmed Entertainment-TBS. Filmed Entertainment results reflect the acquisition of TBS effective in October 1996. Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

      Revenues increased to $1.097 billion, compared to $1.003 billion on a pro forma basis in the first nine months of 1996. EBITDA increased to $108 million from a loss of $140 million on a pro forma basis. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of TBS, amounted to $72 million in 1997 and $70 million on a pro forma basis in 1996. Operating income increased to $36 million in 1997 from a loss of $210 million on a pro forma basis in 1996. Revenues benefited from increases in worldwide theatrical, home video and television distribu-tion revenues. EBITDA and operating income increased principally as a result of the revenue gains, merger-related cost savings and the absence of approximately $200 million of write-offs recorded in 1996 that related to disappointing results for theatrical releases.

      Cable. Revenues increased to $740 million, compared to $677 million in the first nine months of 1996. EBITDA increased to $412 million from $352 million. Depreciation and amortization, including noncash amortization of intangible assets related to the 1995 and 1996 cable acquisitions, amounted to $304 million in 1997 and $308 million in 1996. Operating income increased to $108 million from $44 million. Revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased as a result of the revenue gains, as well as gains of approximately $11 million recognized in the first quarter of 1997 in connection with the sale of certain investments.

      Interest and Other, Net. Interest and other, net, increased to $904 million in the first nine months of 1997, compared to $854 million in the first nine months of 1996. Interest expense increased to $792 million, compared to $688 million, principally due to the assumption of approximately $2.8 billion of debt in the TBS Transaction. Other expense, net, decreased to $112 million in the first nine months of 1997 from $166 million in the first nine months of 1996, principally because of gains on foreign exchange contracts and lower losses from reductions in the carrying value of certain investments, offset in part by costs associated with the Company's receivables securitization program.

Entertainment Group

      Filmed Entertainment-Warner Bros. Revenues decreased to $3.830 billion, compared to $3.935 billion in the first nine months of 1996. EBITDA increased to $466 million from $423 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $237 million in 1997 and $209 million in 1996. Operating income increased to $229 million from $214 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by increases in worldwide television distribution revenues. EBITDA and operating income increased principally as a result of the strong performance of worldwide television distribution operations and a gain on the sale of an investment. Operating income was further affected by higher depreciation principally relating to the expansion of theme parks and consumer products operations.

      Broadcasting - The WB Network. Revenues increased to $84 million, compared to $56 million in the first nine months of 1996. EBITDA improved to a loss of $59 million from a loss of $63 million. Depreciation and amortization amounted to $1 million in 1997. Operating losses decreased to $60 million from $63 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss improved principally as a result of the revenue gains and the effect of an increase in a limited partner's interest in the network that occurred in early 1997. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

      Cable Networks-HBO. Revenues increased to $1.452 billion, compared to $1.301 billion in the first nine months of 1996. EBITDA increased to $306 million from $259 million. Depreciation and amortization amounted to $15 million in 1997 and $14 million in 1996. Operating income increased to $291 million from $245 million. Revenues benefited primarily from an increase in subscriptions. EBITDA and operating income increased principally as a result of the revenue gains.

      Cable. Revenues increased to $3.146 billion, compared to $2.863 billion in the first nine months of 1996. EBITDA increased to $1.304 billion from $1.134 billion. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $774 million in 1997 and $685 million in 1996. Operating income increased to $530 million from $449 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased as a result of the revenue gains, as well as net gains of $39 million recognized in 1997 in connection with the sale or exchange of certain cable systems. Operating income was further affected by higher depreciation related to capital spending.

      Interest and Other, Net. Interest and other, net, decreased to $157 million in the first nine months of 1997, compared to $369 million in the first nine months of 1996. Interest expense increased to $360 million, compared to $358 million in 1996. There was other income, net, of $203 million in the first nine months of 1997, compared to other expense, net of $11 million in the first nine months of 1996, principally due to higher gains on asset sales, including an approximately $250 million pretax gain on the sale of an interest in E! Entertainment Television, Inc. recognized in the first quarter of 1997. This income was offset in part by higher losses from reductions in the carrying value of certain investments and the dividend requirements on preferred stock of the REIT issued in February 1997 to reduce TWE's bank debt.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1997

Time Warner

Financial Condition

      At September 30, 1997, Time Warner had $12.5 billion of debt, $761 million of cash and equivalents (net debt of $11.7 billion), $303 million of borrowings against future stock option proceeds, $949 million of mandatorily redeemable preferred securities of subsidiaries, $1.8 billion of Series M Preferred Stock and $9.5 billion of shareholders' equity, compared to $12.7 billion of debt, $452 million of available cash and equivalents (net debt of $12.2 billion), $488 million of borrowings against future stock option proceeds, $949 million of mandatorily redeemable preferred securities of subsidiaries, $1.7 billion of Series M Preferred Stock and $9.5 billion of shareholders' equity at December 31, 1996.

Investment in TWE

      Time Warner's investment in TWE at September 30, 1997 consisted of interests in 74.49% of the Series A Capital and Residual Capital of TWE, and 100% of the Senior Capital and Series B Capital of TWE. Such priority capital interests provide Time Warner (and with respect to the Series A Capital only, U S WEST) with certain priority claims to the net partnership income of TWE and distributions of TWE partnership capital, including certain priority distributions of partnership capital in the event of liquidation or dissolution of TWE. Each level of priority capital interest provides for an annual rate of return equal to or exceeding 8%, including an above-market 13.25% annual rate of return (11.25% to the extent concurrently distributed) related to Time Warner's Series B Capital interest, which, when taken together with Time Warner's contributed capital, represented a cumulative priority Series B Capital interest of $5.8 billion at September 30, 1997. While the TWE partnership agreement contemplates the reinvestment of significant partnership cash flows in the form of capital expenditures and otherwise provides for certain other restrictions that are expected to limit cash distributions on partnership interests for the foreseeable future, Time Warner received a $535 million distribution relating to its Senior Capital interest in July 1997. Time Warner's remaining $1.1 billion Senior Capital interest and, to the extent not previously distributed, partnership income allocated thereto (based on an 8% annual rate of return) is required to be distributed to Time Warner in two installments on July 1, 1998 and 1999.

Debt Refinancings

      In November 1997, Time Warner, together with certain of its consoli-dated and unconsolidated subsidiaries, expects to enter into a new, five-year revolving credit facility (the "1997 Credit Agreement") and terminate its subsidiaries' financing arrangements under certain previously existing bank credit facilities (the "Old Credit Agreements"). This will enable Time Warner to reduce its aggregate borrowing availability from $10.3 billion to $7.5 billion, lower interest rates and refinance approximately $4.5 billion of outstanding borrowings under the Old Credit Agreements.

      The 1997 Credit Agreement will permit borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. The borrowers under the 1997 Credit

Agreement will be TBS, TWI Cable, TWE and TWE-A/N and, under certain circumstances, Time Warner and TW Companies. Borrowings under the 1997 Credit Agreement will be limited to (i) initially, $4 billion in the case of each of TBS and TWI Cable and, if Time Warner and TW Companies become additional borrowers, $6 billion in the aggregate for TBS, TWI Cable, Time Warner and TW Companies, (ii) $2 billion in the case of TWE-A/N and (iii) $7.5 billion in the case of TWE, subject in each case to an aggregate borrowing limit of $7.5 billion and certain other limitations and adjust-ments. Such borrowings will bear interest at specific rates for each of the borrowers (generally equal to LIBOR plus a margin initially ranging from 35 to 40 basis points) and each borrower will be required to pay a commitment fee on the unused portion of its commitment (initially ranging from .125% to
 .15% per annum), which margin and fee will vary based on the credit rating or financial leverage of the applicable borrower. Borrowings may be used for general business purposes and unused credit will be available to support commercial paper borrowings. The 1997 Credit Agreement will contain certain covenants generally for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and dividends, distributions and other restricted cash payments or transfers of assets from the borrowers to their respective shareholders, partners or affiliates.

      In July 1997, TW Companies issued $600 million principal amount of Floating Rate Reset Notes due July 29, 2009 that are redeemable at the election of the holders, in whole but not in part, on July 29, 1999 (the "Two-Year Floating Rate Notes"). The net proceeds therefrom were used by TW Companies to redeem other indebtedness, consisting of $140 million principal amount of 10.5% Debentures due April 15, 2005 of Summit Communications Group, Inc., its wholly owned subsidiary, and $454 million principal amount of its Floating Rate Notes due August 15, 2000 at an aggregate redemption price of $612 million, including redemption premiums and accrued interest thereon. The Two-Year Floating Rate Notes bear interest at a floating rate equal to LIBOR less 115 basis points until July 29, 1999, at which time, if not redeemed, the interest rate will be reset at a fixed rate equal to 6.16% plus a margin based upon the credit risk of TW Companies at such time.

      During the first quarter of 1997, Time Warner entered into a number of financing transactions, which resulted in the refinancing of approximately $600 million of debt and the elimination of the potential dilution from the conversion of TBS's zero coupon subordinated convertible notes due 2007 (the "TBS Convertible Notes") into 5.6 million shares of Time Warner common stock. Time Warner redeemed $300 million principal amount of 10.75% Senior Notes due January 30, 2002 of TWI Cable and approximately $283 million accreted amount of TBS Convertible Notes at an aggregate redemption price of approximately $600 million, including redemption premiums and accrued interest thereon. In conjunction with the refinancing, TW Companies issued $600 million principal amount of Floating Rate Reset Notes due December 30, 2031 that are redeemable at the election of the holders, in whole but not in part, on December 30, 2001 (the "Five-Year Floating Rate Notes"). The Five-Year Floating Rate Notes bear interest at a floating rate equal to LIBOR less 25 basis points until December 30, 2001, at which time, if not redeemed, the interest rate will be reset at a fixed rate equal to 6.59% plus a margin based upon the credit risk of TW Companies at such time.

      An extraordinary loss of approximately $17 million is expected to be recognized by Time Warner in the fourth quarter of 1997 in connection with the write-off of deferred financing costs related to the Old Credit Agreements. An extraordinary loss of $24 million was recognized in the first nine months of 1997 in connection with the debt redemptions that occurred during such period. An extraordinary loss of $35 million was recognized in 1996 in connection with Time Warner's redemption of its 8.75% Debentures due 2017 and 8.75% Convertible Subordinated Debentures due 2015.

Cash Flows

      During the first nine months of 1997, Time Warner's cash provided by operations amounted to $639 million and reflected $1.737 billion of EBITDA from its Publishing, Music, Cable Networks-TBS, Filmed Entertainment-TBS and Cable businesses and $354 million of distributions from TWE (including $80 million representing a portion of the priority capital return on the Time Warner General Partners' Senior Capital interest), less $822 million of interest payments, $182 million of income taxes, $60 million of corporate expenses and $388 million related to an increase in working capital require-ments, other balance sheet accounts and noncash items. Cash provided by operations of $86 million for the first nine months of 1996 reflected $1.141 billion of business segment EBITDA and $162 million of distributions from TWE, less $699 million of interest payments, $257 million of income taxes, $52 million of corporate expenses and $209 million related to an increase in working capital requirements, balance sheet accounts and noncash items.

      Cash provided by investing activities was $89 million in the first nine months of 1997, compared to cash used by investing activities of $497 million in 1996, principally as a result of lower investment spending and the receipt of $455 million of proceeds representing the return of a portion of the Time Warner General Partners' Senior Capital interest in TWE, offset in part by higher capital expenditures and a decrease in investment proceeds. Capital expenditures increased to $424 million in the first nine months of 1997, compared to $270 million in 1996, principally as a result of capital spending by the TBS businesses acquired in October 1996 and higher capital spending by the cable division.

      Cash used by financing activities was $481 million in the first nine months of 1997, compared to $372 million in the first nine months of 1996. The use of cash in 1997 principally resulted from approximately $300 million of debt reduction, the repayment of $185 million of borrowings against future stock option proceeds, the repurchase of approximately 974 thousand shares of Time Warner common stock at an aggregate cost of $37 million and the payment of $253 million of dividends, offset in part by proceeds received from the exercise of employee stock options. The use of cash in 1996 principally resulted from approximately $1.7 billion of debt reduction, the repurchase of approximately 11.3 million shares of Time Warner common stock at an aggregate cost of $452 million and the payment of $203 million of dividends, offset in part by $425 million of borrowings against future stock option proceeds and approximately $1.55 billion of net proceeds raised from the issuance of 1.6 million shares of Series M Preferred Stock. The proceeds from the Series M Preferred Stock were used to reduce debt.

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

Entertainment Group

Financial Condition

      The Entertainment Group had $6.3 billion of debt, $237 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.5 billion of partners' capital at September 30, 1997, compared to $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.7 billion of partners' capital at December 31, 1996. Cash and equivalents were $296 million at September 30, 1997, compared to $216 million at December 31, 1996, resulting in net debt for the Entertainment Group of $6 billion and $5.5 billion, respectively.

Cash Flows

      During the first nine months of 1997, the Entertainment Group's cash provided by operations amounted to $918 million and reflected $2.017 billion of EBITDA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, less $394 million of interest payments, $55 million of income taxes, $54 million of corporate expenses and $596 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.322 billion in the first nine months of 1996 reflected $1.753 billion of business segment EBITDA and $64 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $391 million of interest payments, $52 million of income taxes and $52 million of corporate expenses.

      Cash used by investing activities was $777 million in the first nine months of 1997, compared to $864 million in the first nine months of 1996, principally as a result of lower capital expenditures. Capital expenditures were $1.117 billion in 1997 and $1.228 billion in 1996.

      Cash used by financing activities was $61 million in the first nine months of 1997, compared to $458 million in the first nine months of 1996, principally as a result of an increase in debt used to fund cash distribu-tions to Time Warner and the issuance of 250,000 shares of preferred stock of a subsidiary for aggregate net proceeds of $243 million, offset in part by a $647 million increase in distributions paid to Time Warner and the absence of $169 million of collections on the note receivable from U S WEST that was fully paid in 1996. The preferred stock was issued by a newly formed, substantially owned subsidiary intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

      Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

      Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable, including the cable operations of both Time Warner and TWE, amounted to $1.221 billion in the nine months ended September 30, 1997, compared to $1.059 billion in the nine months ended September 30, 1996. For the full year of 1997, cable capital spending is expected to be relatively comparable to 1996 levels, with approximately $475 million budgeted for the remainder of 1997. Capital spending includes over $100 million in each year relating to Primestar, which is expected to be eliminated in 1998 upon the consummation of the Primestar Transactions. Other capital spending by Time Warner Cable is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and TWE-A/N. Management expects to continue to finance such level of investment through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission and other services.

Filmed Entertainment Backlog

      Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of Warner Bros. amounted to $1.875 billion at September 30, 1997 compared to $1.502 billion at December 31, 1996 (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks, collectively, of $704 million and $463 million, respectively). Backlog of the recently-acquired film production companies of TBS amounted to approximately $231 million at September 30, 1997 compared to $290 million at December 31, 1996 (including amounts relating to the licensing of film product to Time Warner's cable television networks of approximately $100 million and $90 million, respectively).

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

                            TIME WARNER INC.
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)
                                                 September 30,   December 31,
                                                      1997          1996
                                                       (millions, except
                                                       per share amounts)
ASSETS
Current assets
Cash and equivalents                                   $   761     $   452
Receivables, less allowances of $893
   and $976 million                                      2,282       2,421
Inventories                                                803         941
Prepaid expenses                                         1,045       1,007

Total current assets                                     4,891       4,821

Noncurrent cash and equivalents                              -          62
Noncurrent inventories                                   1,771       1,698
Investments in and amounts due to and
   from Entertainment Group                              5,594       5,814
Other investments                                        1,892       1,919
Property, plant and equipment, net                       2,057       1,986
Music catalogues, contracts and copyrights                 956       1,035
Cable television and sports franchises                   4,045       4,203
Goodwill                                                12,350      12,421
Other assets                                               982       1,105

Total assets                                           $34,538     $35,064

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                       $   709    $    715
Participations, royalties and programming
   costs payable                                         1,071       1,196
Debt due within one year                                     8          11
Other current liabilities                                1,968       2,090

Total current liabilities                                3,756       4,012

Long-term debt                                          12,493      12,713
Borrowings against future stock option proceeds            303         488
Deferred income taxes                                    3,982       4,082
Unearned portion of paid subscriptions                     648         679
Other liabilities                                        1,068         967
Company-obligated mandatorily redeemable
   preferred securities of subsidiaries
   holding solely subordinated notes and
   debentures of subsidiaries of the Company(a)            949         949
Series M exchangeable preferred stock, $.10 par
   value, 1.86 million and 1.72 million shares
   outstanding and $1.860 billion and $1.720 billion
   liquidation preference                                1,809       1,672

Shareholders' equity
Preferred stock, $.10 par value, 35.6 million shares
  outstanding, $3.559 billion liquidation preference         4           4
Series LMCN-V Common Stock, $.01 par value, 57.1 million
  and 50.6 million shares outstanding                        1           1
Common stock, $.01 par value, 519.4 million and 508.4
  million shares outstanding (excluding 38.9 million
  and 50.0 million treasury shares)                          5           5
Paid-in capital                                         12,793      12,250
Accumulated deficit                                     (3,273)     (2,758)

Total shareholders' equity                               9,530       9,502

Total liabilities and shareholders' equity             $34,538     $35,064
_______________
(a) Includes $374 million of preferred securities that are redeemable for cash or, at Time Warner's option, approximately 18.1 million shares of Hasbro, Inc. common stock owned by Time Warner (Note 7).

See accompanying notes.

                               TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)

                                           Three Months       Nine Months
                                      Ended September 30,  Ended September 30,
                                         1997      1996       1997      1996
                                        (millions, except per share amounts)

Revenues (a)                            $3,231    $2,157    $9,458    $6,364

Cost of revenues (a)(b)                  1,964     1,284     5,417     3,809
Selling, general and administrative
  (a)(b)                                 1,004       734     3,239     2,091

Operating expenses                       2,968     2,018     8,656     5,900

Business segment operating income          263       139       802       464
Equity in pretax income of
  Entertainment Group (a)                   96        61       522       270
Interest and other, net (a)               (309)     (276)     (904)     (854)
Corporate expenses (a)                     (17)      (16)      (60)      (52)

Income (loss) before income taxes           33       (92)      360      (172)
Income tax provision                       (61)        1      (306)      (43)

Income (loss) before extraordinary item    (28)      (91)       54      (215)
Extraordinary loss on retirement of debt,
   net of income tax benefits of $5 million,
   $ - million, $16 million and $22 million (7)        -       (24)      (35)

Net income (loss)                          (35)      (91)       30      (250)
Preferred dividend requirements            (81)      (76)     (238)     (180)

Net loss applicable to common shares     $(116)   $ (167)   $ (208)   $ (430)

Loss per common share:
Loss before extraordinary item          $ (.19)   $ (.43)    $(.33)   $(1.02)

Net loss                                $ (.20)   $ (.43)    $(.37)   $(1.11)

Average common shares                    573.3     385.0     564.4     388.7
_______________
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the three and nine months ended September 30, 1997, respectively, and for the corresponding periods in the prior year: revenues-$94 million and $241 million in 1997, $47 million and $150 million in 1996; cost of revenues-$(67) million and $(188) million in 1997, $(39) million and $(118) million in 1996; selling, general and administrative-$12 million and $20 million in 1997, $20 million and $25 million in 1996; equity in pretax income of Entertainment Group-$11 million and $35 million in 1997, $(20) million and $(24) million in 1996; interest and other, net-$(9) million and $(30) million in 1997, $(7) million and $(24) million in 1996; and corporate expenses-$18 million and $54 million in 1997, $17 million and $52 million in 1996.

(b) Includes depreciation and amortization expense of:
                                          $320      $225      $935      $677

See accompanying notes.

                               TIME WARNER INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                              Nine Months
                                                          Ended September 30,
                                                            1997       1996
                                                               (millions)
OPERATIONS
Net income (loss)                                          $  30      $ (250)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt                      24          35
Depreciation and amortization                                935         677
Noncash interest expense                                      75          68
Excess of equity in pretax income of Entertainment
  Group over distributions                                  (168)       (108)
Changes in operating assets and liabilities                 (257)       (336)

Cash provided by operations                                  639          86

INVESTING ACTIVITIES
Investments and acquisitions                                 (98)       (400)
Capital expenditures                                        (424)       (270)
Investment proceeds                                          156         173
Proceeds received from return of Senior Capital
   contributed to TWE                                        455           -

Cash provided (used) by investing activities                  89        (497)

FINANCING ACTIVITIES
Borrowings                                                 1,945       2,394
Debt repayments                                           (2,243)     (4,109)
Borrowings (repayments of borrowings) against future
  stock option proceeds                                     (185)        425
Repurchases of Time Warner common stock                      (37)       (452)
Dividends paid                                              (253)       (203)
Issuance of Series M preferred stock                           -       1,550
Other, principally proceeds received from the exercise
   of stock options in 1997                                  292          23

Cash used by financing activities                           (481)       (372)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  247        (783)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD (a)              514       1,185

CASH AND EQUIVALENTS AT END OF PERIOD                       $761      $  402

(a) Includes current and noncurrent cash and equivalents at December 31, 1996 and 1995.

See accompanying notes.

                             TIME WARNER INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

      On October 10, 1996, Time Warner Inc. ("Time Warner" or the "Company") acquired the remaining 80% interest in Turner Broadcasting System, Inc. ("TBS") that it did not already own, as more fully described herein (Note
2). As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name (now known as Time Warner Companies, Inc., "TW Companies"), and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. References herein to "Time Warner" or the "Company" refer to TW Companies prior to October 10, 1996 and Time Warner Inc. thereafter.

      Time Warner is the world's leading media and entertainment company, whose principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner classifies its business interests into four fundamental areas:
Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual
Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST").
Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights related to TWE's interest in certain cable television systems.

      Each of the business interests within Entertainment, Cable Networks, Publishing and Cable is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International, (2) the unique and extensive film, television and animation libraries of Warner Bros. and TBS, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (3) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for the Company's collection of children's cartoons and television programming, (4) leading cable television networks, such as HBO, Cinemax, CNN, TNT and TBS Superstation, (5) magazine franchises such as Time, People and Sports Illustrated and direct marketing brands such as Time Life Inc. and Book-of-the-Month Club and (6) Time Warner
Cable, currently the second largest operator of cable television systems in the U.S.

      The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 9). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business interests, including the unconsolidated business interests of the Entertainment Group, amounted to $333 million and $261 million for the three months ended September 30, 1997 and 1996, respectively, and $979 million and $784 million in the nine months ended September 30, 1997 and 1996, respectively.

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

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("FAS 128"), effective for periods ending after December 15, 1997. The new rules establish simplified standards for computing and presenting earnings per share. Time Warner does not expect that the adoption of FAS 128 will have a material effect on its financial statements.

      In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. Time Warner does not expect that the adoption of FAS 130 will have a material effect on its financial statements.

      In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Time Warner does not expect that the adoption of FAS 131 will have a material effect on its financial statements.

2.    MERGERS AND ACQUISITIONS

TBS Transaction

      On October 10, 1996, Time Warner acquired the remaining 80% interest in TBS that it did not already own (the "TBS Transaction"). As part of the transaction, each of TW Companies and TBS became a separate, wholly owned subsidiary of Time Warner which combines, for financial reporting purposes, the consolidated net assets and operating results of TW Companies and TBS. Each issued and outstanding share of each class of capital stock of TW Companies was converted into one share of a substantially identical class of capital stock of Time Warner.

      In connection with the TBS Transaction, Time Warner issued (i) approximately 179.8 million shares of common stock (including 57 million shares of a special class of non-redeemable common stock having 1/100th of a vote per share on certain limited matters ("Series LMCN-V Common Stock") to affiliates of Liberty Media Corporation ("LMC"), a subsidiary of Tele-Communications, Inc.), in exchange for shares of TBS capital stock and pursuant to a separate option agreement, as amended, with LMC and its affiliates (the "SSSI Option Agreement") and (ii) approximately 14 million stock options to replace all outstanding TBS stock options. Time Warner has also fully and unconditionally guaranteed all of the outstanding publicly traded indebtedness of TBS and TW Companies, which amounted to approximately $750 million and $7.376 billion, respectively, at September 30, 1997.

      Of the aggregate consideration issued in the TBS Transaction, 6.4 million shares of Series LMCN-V Common Stock were issued to LMC and its affiliates in June 1997 pursuant to the SSSI Option Agreement. The SSSI Option Agreement provides Time Warner with an option to acquire substantially all of the assets of Southern Satellite Systems, Inc. and its affiliates ("SSSI"), a subsidiary of LMC that currently provides uplink and distribution services for WTBS (the "TBS Superstation"), for approximately $213 million of consideration payable, at the election of Time Warner, in cash or additional shares of Series LMCN-V Common Stock. In September 1997, Time Warner exercised this option and the transaction is expected to close on December 31, 1997, the date on which the TBS Superstation will be converted to a copyright-paid, cable television programming service.

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

Pro Forma Financial Information

      The accompanying consolidated statement of operations includes the operating results of each acquired business from the respective closing date of each transaction. On a pro forma basis, giving effect to the TBS Transaction and certain 1996 debt refinancings by Time Warner, including the use of approximately $1.55 billion of net proceeds from the issuance of Series M exchangeable preferred stock to reduce debt, as if each of such transactions had occurred at the beginning of 1996, Time Warner would have reported for the three and nine months ended September 30, 1996, revenues of $3.231 billion and $9.099 billion, depreciation and amortization of $312 million and $934 million, operating income of $94 million and $437 million, equity in the pretax income of the Entertainment Group of $61 million and $270 million, a loss before extraordinary item of $161 million and $341 million ($.42 and $1.01 per common share) and a net loss of $160 million and $376 million ($.42 and $1.07 per common share).

3.    TWE-A/N TRANSFERS

      In October 1997, Time Warner, through a wholly owned subsidiary, entered into an agreement with the TWE-Advance/Newhouse Partnership ("TWE-A/N") and each of its partners, pursuant to which Time Warner will contri-bute cable television systems serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). The cable television systems to be transferred to TWE-A/N are currently owned by CVI (now known as TWI Cable Inc., "TWI Cable") and Paragon Communications ("Paragon"), a partnership owning cable television systems serving approximately 1 million subscribers that is currently owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE or TWE-A/N.

      In a related transaction, TWE and TWE-A/N will exchange substantially all of their respective beneficial interests in Paragon for an equivalent share of Paragon's cable television systems serving approximately 500,000 subscribers, resulting in subsidiaries of Time Warner owning 99% of the restructured Paragon entity. Accordingly, upon consummation of the TWE-A/N Transfers, Time Warner will consolidate Paragon, which will then be approximately half of its former size. Because this transaction represents an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it will not have any significant economic impact on Time Warner, TWE or TWE-A/N.

      In connection with the TWE-A/N Transfers, Advance/Newhouse will make a capital contribution to TWE-A/N in order to maintain its 33.3% common equity interest therein. Accordingly, upon consummation of the TWE-A/N Transfers, TWE-A/N will be owned 65.5% by TWE, 33.3% by Advance/Newhouse and 1.2% indirectly by Time Warner. Time Warner does not expect to recognize a gain or loss on the TWE-A/N Transfers. The TWE-A/N Transfers are expected to close in the first quarter of 1998, subject to customary closing conditions, including any necessary franchise or regulatory approvals.

4.    ENTERTAINMENT GROUP

      Time Warner's investment in and amounts due to and from the Entertainment Group, consisting substantially of TWE, at September 30, 1997 and December 31, 1996 consists of the following:

                                                   September 30,  December 31,
                                                       1997         1996
                                                          (millions)
Investment in TWE                                      $5,590      $6,254
Stock option related distributions due from TWE           405          93
Credit agreement debt due to TWE                         (400)       (400)
Other net liabilities due to TWE, principally
  related to home video distribution                     (122)       (256)
Investment in and amounts due to and from TWE           5,473       5,691
Investment in other Entertainment Group companies         121         123

Total                                                  $5,594      $5,814

      TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by subsidi-aries of Time Warner. Time Warner, through its wholly owned subsidiaries, collectively owns general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100% of the Senior Capital and Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are owned by U S WEST. Certain Time Warner subsidiaries are the general partners of TWE ("Time Warner General Partners").

      The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $483 million and $213 million in the nine months ended September 30, 1997 and 1996, respectively, no portion of which was allocated to the limited partnership interests.

      Each Time Warner General Partner has guaranteed a pro rata portion of approximately $6 billion of TWE's debt and accrued interest at September 30, 1997, based on the relative fair value of the net assets each Time Warner General Partner contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee.

      Set forth below is summarized financial information of the Entertainment Group:

TIME WARNER ENTERTAINMENT GROUP
                                        Three Months          Nine Months
                                     Ended September 30,  Ended September 30,
                                        1997    1996        1997     1996
                                                    (millions)
Operating Statement Information
Revenues                                $2,857    $2,720    $8,190    $7,817
Depreciation and amortization              366       323     1,027       908
Business segment operating income          335       277       990       845
Interest and other, net(1)                 146       147       157       369
Minority interest                           64        52       228       154
Income before income taxes                 107        61       551       270
Net income                                  80        51       487       221
__________________
(1) Includes a pretax gain of approximately $250 million recognized in the first quarter of 1997 related to the sale of an interest in E! Entertainment Television, Inc.

                                                           Nine Months
                                                        Ended September 30,
                                                          1997       1996
                                                             (millions)
Cash Flow Information
Cash provided by operations                             $   918      $1,322
Capital expenditures                                     (1,117)     (1,228)
Investments and acquisitions                               (104)        (86)
Investment proceeds                                         444         450
Borrowings                                                  905         190
Debt repayments                                            (323)       (697)
Issuance of preferred stock of subsidiary                   243           -
Capital distributions                                      (809)       (162)
Collections on note receivable from U S WEST                  -         169
Other financing activities, net                             (77)         42
Increase in cash and equivalents                             80           -

                                                  September 30,  December 31,
                                                      1997           1996
                                                          (millions)
Balance Sheet Information
Cash and equivalents                                $   296     $   216
Total current assets                                  3,406       3,147
Total assets                                         20,388      20,027
Total current liabilities                             3,740       4,092
Long-term debt                                        6,257       5,676
Minority interests                                    1,173       1,020
Preferred stock of subsidiary                           237           -
Time Warner General Partners' Senior Capital          1,096       1,543
Partners' capital                                     6,471       6,681

      The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At September 30, 1997 and December 31, 1996, the Time Warner

General Partners had recorded $405 million and $93 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $54.19 and $37.50, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During the nine months ended September 30, 1997, the Time Warner General Partners received distributions from TWE in the amount of $809 million, consisting of $535 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), $232 million of tax-related distributions and $42 million of stock option related distributions. During the nine months ended September 30, 1996, the Time Warner General Partners received distributions from TWE in the amount of $162 million, consisting of $153 million of tax-related distributions and $9 million of stock option related distributions.

5.    INVENTORIES

      Inventories consist of:
                                    September 30, 1997     December 31, 1996
                                 Current    Noncurrent    Current   Noncurrent
                                                    (millions)
Film costs:
  Released, less amortization         $  83   $  192          $209   $  142
  Completed and not released             64       20            54        -
  In process and other                    -      212            24      251
  Library, less amortization              -    1,078             -    1,116
Programming costs, less amortization    255      269           213      189
Magazines, books and recorded music     401        -           441        -

Total                                  $803   $1,771          $941   $1,698

6.    LONG-TERM DEBT

      In November 1997, Time Warner, together with certain of its consolidated and unconsolidated subsidiaries, expects to enter into a new, five-year revolving credit facility (the "1997 Credit Agreement") and terminate its subsidiaries' financing arrangements under certain previously existing bank credit facilities (the "Old Credit Agreements"). This will enable Time Warner to reduce its aggregate borrowing availability from $10.3 billion to $7.5 billion, lower interest rates and refinance approximately $4.5 billion of outstanding borrowings under the Old Credit Agreements.

      The 1997 Credit Agreement will permit borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. The borrowers under the 1997 Credit Agreement will be TBS, TWI Cable, TWE and TWE-A/N and, under certain circumstances, Time Warner and TW Companies. Borrowings under the 1997 Credit Agreement will be limited to (i) initially, $4 billion in the case of each of TBS and TWI Cable and, if Time Warner and TW Companies become additional borrowers, $6 billion in the aggregate for TBS, TWI Cable, Time Warner and TW Companies, (ii) $2 billion in the case of TWE-A/N and
(iii) $7.5 billion in the case of TWE, subject in each case to an aggregate borrowing limit of $7.5 billion and certain other limitations and adjustments. Such borrowings will bear interest at specific rates for each of the borrowers (generally equal to LIBOR plus a margin initially ranging from 35 to 40 basis points) and each borrower will be required to pay a commitment fee on the unused portion of its commitment (initially ranging from .125% to .15% per annum), which margin and fee will vary based on the credit rating or financial leverage of the applicable borrower. Borrowings may be used for general business purposes and unused credit will be available to support commercial paper borrowings. The 1997 Credit Agreement will contain certain covenants generally for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and dividends, distributions and other restricted cash payments or transfers of assets from the borrowers to their respective shareholders, partners or affiliates.

      In July 1997, TW Companies issued $600 million principal amount of Floating Rate Reset Notes due July 29, 2009 that are redeemable at the election of the holders, in whole but not in part, on July 29, 1999 (the "Two-Year Floating Rate Notes"). The net proceeds therefrom were used by TW Companies to redeem other indebtedness, consisting of $140 million principal amount of 10.5% Debentures due April 15, 2005 of Summit Communications Group, Inc., its wholly owned subsidiary, and $454 million principal amount of its Floating Rate Notes due August 15, 2000 at an aggregate redemption price of $612 million, including redemption premiums and accrued interest thereon (collectively, the "Third Quarter Debt Redemptions"). The Two-Year Floating Rate Notes bear interest at a floating rate equal to LIBOR less 115 basis points until July 29, 1999, at which time, if not redeemed, the interest rate will be reset at a fixed rate equal to 6.16% plus a margin based upon the credit risk of TW Companies at such time.

      During the first quarter of 1997, Time Warner entered into a number of financing transactions, which resulted in the refinancing of approximately $600 million of debt and the elimination of the potential dilution from the conversion of TBS's zero coupon subordinated convertible notes due 2007 (the "TBS Convertible Notes") into 5.6 million shares of Time Warner common stock. Time Warner redeemed $300 million principal amount of 10.75% Senior Notes due January 30, 2002 of TWI Cable and approximately $283 million accreted amount of the TBS Convertible Notes at an aggregate redemption price of approximately $600 million, including redemption premiums and accrued interest thereon (collectively, the "First Quarter Debt Redemptions"). In conjunction with the refinancing, TW Companies issued $600 million principal amount of Floating Rate Reset Notes due December 30, 2031 that are redeemable at the election of the holders, in whole but not in part, on December 30, 2001 (the "Five-Year Floating Rate Notes"). The Five-Year Floating Rate Notes bear interest at a floating rate equal to LIBOR less 25 basis points until December 30, 2001, at which time, if not redeemed, the interest rate will be reset at a fixed rate equal to 6.59% plus a margin based upon the credit risk of TW Companies at such time.

      An extraordinary loss of approximately $17 million is expected to be recognized by Time Warner in the fourth quarter of 1997 in connection with the write-off of deferred financing costs related to the Old Credit Agreements. An extraordinary loss of $7 million was recognized in the third quarter of 1997 in connection with the Third Quarter Debt Redemptions. An extraordinary loss of $17 million was recognized by Time Warner in the first quarter of 1997 in connection with the First Quarter Debt Redemptions. An extraordinary loss of $35 million was recognized in 1996 in connection with Time Warner's redemption of its 8.75% Debentures due 2017 and 8.75% Convertible Subordinated Debentures due 2015.

7.    MANDATORILY REDEEMABLE PREFERRED SECURITIES

      In August 1995, Time Warner issued approximately 12.1 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ("PERCS") for aggregate gross proceeds of $374 million. The sole assets of the subsidiary that is the obligor on the PERCS are $385 million principal amount of 4% subordinated notes of TW Companies due December 23, 1997. Cumulative cash distributions are payable on the PERCS at an annual rate of 4%. The PERCS are mandatorily redeemable on December 23, 1997, for an amount per PERCS equal to the lesser of $54.41 and the market value of
1.5 shares of common stock of Hasbro, Inc. ("Hasbro") on December 17, 1997, payable in cash or, at Time Warner's option, Hasbro common stock. Time Warner has the right to redeem the PERCS at any time prior to December 23, 1997, at an amount per PERCS equal to $54.41 (or in certain limited circumstances the lesser of such amount and the market value of 1.5 shares of Hasbro common stock at the time of redemption) plus accrued and unpaid distributions thereon and a declining premium, payable in cash or, at Time Warner's option, Hasbro common stock. Time Warner owns approximately 18.1 million shares of Hasbro common stock, which can be used by Time Warner, at its election, to satisfy its obligations under the PERCS or its obligations under its zero coupon exchangeable notes due 2012. Such zero coupon notes are exchangeable and redeemable into an aggregate 18.1 million shares of Hasbro common stock.

      In December 1995, Time Warner issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ("Preferred Trust Securities") for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that is the obligor on the Preferred Trust Securities are $592 million principal amount of 8-7/8% subordinated debentures of TW Companies due December 31, 2025. Cumulative cash distributions are payable on the Preferred Trust Securities at an annual rate of 8-7/8%. The Preferred Trust Securities are mandatorily redeemable for cash on December 31, 2025, and Time Warner has the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances, in each case at an amount per Preferred Trust Security equal to $25 plus accrued and unpaid distributions thereon.

      Time Warner has certain obligations relating to the PERCS and the Preferred Trust Securities which amount to a full and unconditional guaranty (on a subordinated basis) of each subsidiary's obligations with respect thereto.

8.    SHAREHOLDERS' EQUITY

      Changes in shareholders' equity are as follows:
                                                           Nine Months
                                                        Ended September 30,
                                                         1997        1996
                                                             (millions)
Balance at beginning of year                            $9,502      $3,667
Net income (loss)                                           30        (250)
Common dividends declared                                 (152)       (105)
Preferred dividends declared                              (238)       (180)
Repurchases of Time Warner common stock                    (37)       (452)
Issuance of common stock in connection with the
   TBS Transaction                                          67           -
Issuance of common stock and preferred stock in
   the CVI acquisition                                       -         680
Unrealized gains (losses) on certain marketable
   equity investments                                       (9)         66
Other, principally foreign currency translation
   and shares issued pursuant to stock option and
   dividend reinvestment plans                             367         154

Balance at September 30                                 $9,530      $3,580

      In April 1996, Time Warner's Board of Directors authorized a program to repurchase, from time to time, up to 15 million shares of Time Warner common stock. The common stock repurchased under the program is expected to be used to satisfy future share issuances related to the exercise of existing employee stock options. Actual repurchases in any period will be subject to market conditions. As of September 30, 1997, Time Warner had acquired approximately 12.4 million shares of its common stock under this program for an aggregate cost of $493 million.

9.    SEGMENT INFORMATION

      Time Warner classifies its businesses into four fundamental areas:
Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming are held by the Entertainment Group. The Entertainment Group is not consolidated for financial reporting purposes.

      Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below. The operating results of Time Warner reflect the acquisitions of CVI effective as of January 4, 1996 and TBS effective as of October 10, 1996.

                                       Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                      1997      1996        1997      1996
                                                  (millions)
Revenues
Time Warner:
Publishing                          $1,027    $1,034       $3,004    $2,951
Music                                  880       900        2,635     2,759
Cable Networks-TBS                     748         -        2,092         -
Filmed Entertainment-TBS               363         -        1,097         -
Cable                                  248       230          740       677
Intersegment elimination               (35)       (7)        (110)      (23)

Total                               $3,231    $2,157       $9,458    $6,364

Entertainment Group:
Filmed Entertainment-Warner Bros.   $1,399    $1,445       $3,830    $3,935
Broadcasting-The WB Network             31        23           84        56
Cable Networks-HBO                     482       426        1,452     1,301
Cable                                1,060       955        3,146     2,863
Intersegment elimination              (115)     (129)        (322)     (338)

Total                               $2,857    $2,720       $8,190    $7,817

                                      Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                      1997       1996        1997      1996
                                                   (millions)
Operating Income
Time Warner:
Publishing                           $  87     $  66         $303      $247
Music                                   17        48           99       173
Cable Networks-TBS                      83         -          267         -
Filmed Entertainment-TBS                42         -           36         -
Cable                                   38        25          108        44
Intersegment elimination                (4)        -          (11)        -

Total                                 $263      $139         $802      $464

Entertainment Group:
Filmed Entertainment-Warner Bros.    $  75     $  62         $229      $214
Broadcasting-The WB Network            (21)      (27)         (60)      (63)
Cable Networks-HBO                     102        86          291       245
Cable                                  179       156          530       449

Total                                 $335      $277         $990      $845

                                        Three Months          Nine Months
                                      Ended September 30,  Ended September 30,
                                        1997      1996         1997      1996
                                                     (millions)
Depreciation of Property, Plant and Equipment
Time Warner:
Publishing                             $ 16      $ 21         $ 49      $ 53
Music                                    21        26           62        68
Cable Networks-TBS                       23         -           65         -
Filmed Entertainment-TBS                  2         -            5         -
Cable                                    34        32           96        98

Total                                  $ 96      $ 79         $277      $219

Entertainment Group:
Filmed Entertainment-Warner Bros.      $ 55      $ 52         $145      $117
Broadcasting-The WB Network               -         -            1         -
Cable Networks-HBO                        5         5           15        14
Cable                                   197       151          545       451

Total                                  $257      $208         $706      $582

                                       Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                       1997     1996         1997     1996
                                                   (millions)
Amortization of Intangible Assets(1)
Time Warner:
Publishing                             $ 11      $ 12        $ 28     $  35
Music                                    73        69         215       213
Cable Networks-TBS                       45         -         140         -
Filmed Entertainment-TBS                 26         -          67         -
Cable                                    69        65         208       210

Total                                  $224      $146        $658      $458

Entertainment Group:
Filmed Entertainment-Warner Bros.      $ 31      $ 32        $ 92      $ 92
Broadcasting-The WB Network               -         -           -         -
Cable Networks-HBO                        -         -           -         -
Cable                                    78        83         229       234

Total                                  $109      $115        $321      $326

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

10.   COMMITMENTS AND CONTINGENCIES

      Pending legal proceedings are substantially limited to litigation incidental to the businesses of Time Warner and alleged damages in connection with class action lawsuits. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of Time Warner.

11.   ADDITIONAL FINANCIAL INFORMATION

      Additional financial information with respect to cash flows is as follows:
                                                             Nine Months
                                                         Ended September 30,
                                                           1997      1996
                                                            (millions)

Interest expense                                           $792        $688
Cash payments made for interest                             822         699
Cash payments made for income taxes                         225         294
Tax-related distributions received from TWE                 232         153
Income tax refunds received                                  43          37
Noncash dividends                                           137          79

                                  TIME WARNER INC.
                              SUPPLEMENTARY INFORMATION
                         SUMMARIZED FINANCIAL INFORMATION OF
          TIME WARNER COMPANIES, INC. AND TURNER BROADCASTING SYSTEM, INC.
                                  (Unaudited)

      On October 10, 1996, Time Warner Inc. ("Time Warner") acquired the remaining 80% interest in Turner Broadcasting System, Inc. ("TBS") that it did not already own, as more fully described in Note 2 to the Time Warner consolidated financial statements. As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name (now known as Time Warner Companies, Inc., "TW Companies") and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. Time Warner has fully and unconditionally guaranteed all of the outstanding publicly traded indebtedness of each of TW Companies and TBS.

      Set forth below is summarized financial information of each of TW Companies and TBS presented for the information of their respective debtholders. Summarized financial information of TW Companies presented below includes TW Companies's 20% interest in TBS under the equity method of accounting. Summarized financial information of TBS for all post-merger periods presented below has been adjusted to reflect Time Warner's basis of accounting. Summarized financial information of TBS presented below for all pre-merger periods is reflected at TBS's historical cost basis of accounting. Certain reclassifications have been made to TBS's summarized financial information for all pre-merger periods to conform to the post-merger presentation.

TW Companies
                                         Three Months          Nine Months
                                      Ended September 30,  Ended September 30,
                                        1997       1996      1997      1996
                                                      (millions)
Operating Statement Information
Revenues                                $2,159    $2,157    $6,353    $6,364
Depreciation and amortization              224       225       658       677
Business segment operating income          112       139       480       464
Equity in pretax income of Entertainment
   Group                                   107        61       551       270
Interest and other, net                    233       276       724       854
Income (loss) before extraordinary item    (48)      (91)       58      (215)
Net income (loss) (a)                      (55)      (91)       38      (250)
__________________
(a) The net income for the three and nine months ended September 30, 1997 includes an extraordinary loss on the retirement of debt of $7 million and $20 million, respectively. The net income for the nine months ended September 30, 1996 includes extraordinary losses on the retirement of debt of $35 million.

TW Companies
                                                    September 30,  December 31,
                                                         1997        1996
Balance Sheet Information                                   (millions)
Total current assets                                     $ 3,727     $ 3,529
Investments in and amounts due to and from
   Entertainment Group                                     5,623       5,814
Total assets                                              26,177      25,595
Total current liabilities                                  2,818       2,831
Long-term debt                                            11,745      11,002
Total liabilities                                         19,128      18,532
TW Companies-obligated mandatorily redeemable
   preferred securities of subsidiaries holding
   solely subordinated notes and debentures of
   TW Companies (a)                                          949         949
Series M exchangeable preferred stock (b)                      -       1,672
Shareholders' equity (b)                                   6,100       4,442


TBS
                                          Three Months         Nine Months
                                       Ended September 30,  Ended September 30,
                                         1997       1996     1997      1996
                                                      (millions)
Operating Statement Information
Revenues                                 $1,090    $1,074    $3,123    $2,735
Depreciation and amortization                96        49       277       141
Business segment operating income           151         9       322       123
Interest and other, net                      68        46       170       143
Income (loss) before extraordinary item      40       (21)       38       (20)
Net income (loss) (c)                        40       (21)       34       (20)

                                                   September 30,  December 31,
                                                        1997          1996
                                                            (millions)
Balance Sheet Information
Total current assets                                   $ 1,158     $ 1,286
Total assets                                            11,134      11,092
Total current liabilities                                1,055         934
Long-term debt                                             748       1,711
Debt due to Time Warner                                  1,747         985
Total liabilities                                        3,997       3,989
Shareholders' equity                                     7,137       7,103
_______________
(a) Includes $374 million of preferred securities that are redeemable for cash or, at the option of TW Companies, approximately 18.1 million shares of Hasbro, Inc. common stock owned by TW Companies.
(b) On September 30, 1997, TW Companies was recapitalized. In connection with such recapitalization, all outstanding shares of preferred stock held by Time Warner were exchanged or converted into an aggregate of approximately 128 million shares of common stock of TW Companies.
(c) The net loss for the nine months ended September 30, 1997 includes an extraordinary loss on the retirement of debt of $4 million.

                      TIME WARNER ENTERTAINMENT COMPANY, L.P.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      TWE classifies its business interests into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming;
and Cable, consisting principally of interests in cable television systems. TWE also manages the cable properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

Cable Financing Strategy

      Currently, Time Warner is no longer actively pursuing a restructuring of TWE with U S WEST. Time Warner's and TWE's cable financing strategy is to continue to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of its cable television systems and develop new services, while pursuing opportunities to reduce both existing debt and its share of future funding requirements related to the cable television business and related ancillary businesses. Consistent with this strategy, Time Warner, TWE and the TWE-Advance/Newhouse Partnership ("TWE-A/N") have recently announced certain transactions, consisting of (i) a series of transactions with TCI Communications, Inc. ("TCI"), a subsidiary of Tele-Communications, Inc., to establish two, new strategic joint ventures, expand an existing joint venture and exchange certain cable television systems (collectively, the "TCI Cable Transactions"), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to a separate, publicly traded entity, as well as certain related transactions (collectively, the "Primestar Transactions") and (iii) the transfer by a wholly owned subsidiary of Time Warner of cable television systems serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). Each of these transactions is discussed more fully below.

TCI Cable Transactions

      In September 1997, Time Warner, TWE, TWE-A/N and TCI signed a letter of intent to enter into a series of agreements to (i) form two cable television joint ventures in the Houston and south Texas areas that will be managed by TWE and own cable television systems serving an aggregate 1.1 million subscribers, subject to approximately $1.4 billion of debt, (ii) expand an existing joint venture in Kansas City, which is managed by TWE, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt, and (iii) exchange various cable television systems owned by Time Warner and TWE serving over 500,000 subscribers (of which cable television systems serving approximately 400,000 subscribers are owned by
TWE) for other cable television systems of comparable size in an effort to enhance each company's geographic clusters of cable television properties. The joint ventures will be accounted for under the equity method of accounting.

      As a result of these transactions, TWE expects to reduce debt by approximately $500 million, benefit from the geographic clustering of cable television systems and increase the number of subscribers under its management by approximately 675,000 subscribers, thereby becoming the largest cable television operator in the U.S. The TCI Cable Transactions are expected to close periodically throughout 1998 and are subject to the execution of definitive agreements by the parties and customary closing conditions, including all necessary governmental and regulatory approvals. There can be no assurance that such agreements will be completed or that such approvals will be obtained.

Primestar Transactions

      In June 1997, TWE and the Advance/Newhouse Partnership ("Advance/Newhouse") entered into agreements to transfer the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to a new, publicly traded holding company ("Newco") that will be the parent entity of TCI Satellite Entertainment, Inc. ("TSAT"). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $200 million of debt reduction, as well as eliminating its share of future funding requirements for these operations that will be separately financed by Newco. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco.

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

TWE-A/N Transfers

      In October 1997, TWE, TWE-A/N and a wholly owned subsidiary of Time Warner entered into an agreement, pursuant to which Time Warner will contribute cable television systems serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein. The cable television systems to be transferred to TWE-A/N are currently owned by TWI Cable Inc., a wholly owned subsidiary of Time Warner, and Paragon Communications ("Paragon"), a partnership owning cable television systems serving approximately 1 million subscribers that is currently owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N.

      In a related transaction, TWE will exchange substantially all of its beneficial interest in Paragon for an equivalent share of Paragon's cable television systems serving approximately 500,000 subscribers. TWE, in turn, will similarly transfer such systems and certain related assets to TWE-A/N in exchange for TWE-A/N's beneficial interest in Paragon and in satisfaction of certain pre-existing obligations to TWE-A/N. This will result in subsidiaries of Time Warner owning 99% of the restructured Paragon entity. Accordingly, upon consummation of the TWE-A/N Transfers,

TWE will deconsolidate Paragon, which will then be approximately half of its former size. Because this transaction represents an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it will not have any significant economic impact on Time Warner, TWE or TWE-A/N.

      In connection with the TWE-A/N Transfers, Advance/Newhouse will make a capital contribution to TWE-A/N in order to maintain its 33.3% common equity interest therein. Accordingly, upon consummation of the TWE-A/N Transfers, TWE-A/N will be owned 65.5% by TWE, 33.3% by Advance/Newhouse and 1.2% indirectly by Time Warner. The TWE-A/N Transfers are expected to close in the first quarter of 1998, subject to customary closing conditions, including any necessary franchise or regulatory approvals.

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

RESULTS OF OPERATIONS

      EBITDA and operating income for TWE for the three and nine months ended September 30, 1997 and 1996 are as follows:

                        Three Months Ended           Nine Months Ended
                           September 30,                September 30,
                                      Operating                 Operating
                         EBITDA        Income         EBITDA      Income
                       1997    1996  1997   1996   1997   1996   1997  1996
                                            (millions)
Filmed Entertainment
   -Warner Bros.       $156   $139   $ 75   $ 56   $446   $410   $223   $205
Broadcasting
   -The WB Network      (21)   (27)   (21)   (27)   (59)   (63)   (60)   (63)
Cable Networks-HBO      107     91    102     86    306    259    291    245
Cable                   454    390    179    156  1,304  1,134    530    449

Total                  $696   $593   $335   $271 $1,997 $1,740   $984   $836

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

      TWE had revenues of $2.855 billion and net income of $81 million for the three months ended September 30, 1997, compared to revenues of $2.718 billion and net income of $45 million for the three months ended September 30, 1996. As discussed more fully below, TWE's net income increased in 1997 as compared to 1996 principally due to an overall increase in operating income generated by its business segments.

      As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $27 million and $10 million for the three months ended September 30, 1997 and 1996, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

      Filmed Entertainment-Warner Bros. Revenues decreased to $1.397 billion, compared to $1.443 billion in the third quarter of 1996. EBITDA in-creased to $156 million from $139 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $81 million in 1997 and $83 million in 1996. Operating income increased to $75 million from $56 million. Revenues decreased principally as a result of lower worldwide home video revenues that related to the successful sell-through release of Twister in 1996, offset in part by increases in worldwide theatrical and television distribution revenues. EBITDA and operating income increased principally as a result of the strong performance of worldwide television distribution operations.

      Broadcasting - The WB Network. Revenues increased to $31 million, compared to $23 million in the third quarter of 1996. Operating results improved to a loss of $21 million from a loss of $27 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss improved principally as a result of the revenue gains and the effect of an increase in a limited partner's interest in the network that occurred in early 1997. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

      Cable Networks-HBO. Revenues increased to $482 million, compared to $426 million in the third quarter of 1996. EBITDA increased to $107 million from $91 million. Depreciation and amortization amounted to $5 million in 1997 and 1996. Operating income increased to $102 million from $86 million. Revenues benefited primarily from an increase in subscriptions. EBITDA and operating income increased principally as a result of the revenue gains.

      Cable. Revenues increased to $1.060 billion, compared to $955 million in the third quarter of 1996. EBITDA increased to $454 million from $390 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $275 million in 1997 and $234 million in 1996. Operating income increased to $179 million from $156 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased as a result of the revenue gains, as well as net gains of approximately $15 million recognized in 1997 in connection with the sale or exchange of certain cable systems. Operating income was further affected by higher depreciation related to capital spending.

      Interest and Other, Net. Interest and other, net, was $145 million in the third quarter of 1997, compared to $147 million in the third quarter of 1996. Interest expense increased to $123 million, compared to $117 million in 1996. There was other expense, net, of $22 million in the third quarter of 1997, compared to $30 million in the third quarter of 1996, principally due to higher gains on asset sales, which more than offset higher investment-related losses, generally relating to reductions in the carrying value of certain investments, and the dividend requirements on preferred stock of a subsidiary issued in February 1997 to reduce TWE's bank debt. The preferred stock was issued by a newly formed, substantially owned subsidiary of TWE (the "REIT") intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

      TWE had revenues of $8.183 billion and net income of $483 million for the nine months ended September 30, 1997, compared to revenues of $7.811 billion and net income of $213 million for the nine months ended September 30, 1996. As discussed more fully below, TWE's net income increased significantly in 1997 as compared to 1996 principally due to an overall increase in operating income generated by its business segments and the inclusion of an approximately $250 million pretax gain on the first quarter of 1997 sale of TWE's 58% interest in E! Entertainment Television, Inc., offset in part by an increase in minority interest expense related to TWE-A/N.

      As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $64 million and $49 million for the nine months ended September 30, 1997 and 1996, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

      Filmed Entertainment-Warner Bros. Revenues decreased to $3.823 billion, compared to $3.929 billion in the first nine months of 1996. EBITDA increased to $446 million from $410 million. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI, amounted to $223 million in 1997 and $205 million in 1996. Operating income increased to $223 million from $205 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by increases in worldwide television distribution revenues. EBITDA and operating income increased principally as a result of the strong performance of worldwide television distribution operations and a gain on the sale of an investment. Operating income was further affected by higher depreciation principally relating to the expansion of theme parks and consumer products operations.

      Broadcasting - The WB Network. Revenues increased to $84 million, compared to $56 million in the first nine months of 1996. EBITDA improved to a loss of $59 million from a loss of $63 million. Depreciation and amortization amounted to $1 million in 1997. Operating losses decreased to $60 million from $63 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss improved principally as a result of the revenue gains and the effect of an increase in a limited partner's interest in the network that occurred in early 1997. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

      Cable Networks-HBO. Revenues increased to $1.452 billion, compared to $1.301 billion in the first nine months of 1996. EBITDA increased to $306 million from $259 million. Depreciation and amortization amounted to $15 million in 1997 and $14 million in 1996. Operating income increased to $291 million from $245 million. Revenues benefited primarily from an increase in subscriptions. EBITDA and operating income increased principally as a result of the revenue gains.

      Cable. Revenues increased to $3.146 billion, compared to $2.863 billion in the first nine months of 1996. EBITDA increased to $1.304 billion from $1.134 billion. Depreciation and amortization, including noncash amortization of intangible assets related to the purchase of WCI and the acquisition of the ATC minority interest, amounted to $774 million in 1997 and $685 million in 1996. Operating income increased to $530 million from $449 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. EBITDA and operating income increased as a result of the revenue gains, as well as net gains of $39 million recognized in 1997 in connection with the sale or exchange of certain cable systems. Operating income was further affected by higher depreciation related to capital spending.

      Interest and Other, Net. Interest and other, net, decreased to $155 million in the first nine months of 1997, compared to $368 million in the first nine months of 1996. Interest expense increased to $358 million, com-pared to $356 million in 1996. There was other income, net, of $203 million in the first nine months of 1997, compared to other expense, net, of $12 million in the first nine months of 1996, principally due to higher gains on asset sales, including an approximately $250 million pretax gain on the sale of an interest in E! Entertainment Television, Inc. recognized in the first quarter of 1997. This income was offset in part by higher losses from reductions in the carrying value of certain investments and the dividend requirements on preferred stock of the REIT issued in February 1997 to reduce TWE's bank debt.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1997

Financial Condition

       TWE had $6.3 billion of debt, $237 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.4 billion of partners' capital at September 30, 1997, compared to $5.7 billion of debt, $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital at December 31, 1996. Cash and equivalents were $296 million at September 30, 1997, compared to $216 million at December 31, 1996, resulting in net debt for TWE of $6 billion and $5.5 billion, respectively.

Debt Refinancings

      In November 1997, TWE and TWE-A/N, together with Time Warner Inc. and certain of its consolidated subsidiaries, expects to enter into a new, five-year revolving credit facility (the "1997 Credit Agreement") and terminate their previously existing bank credit facility (the "Old Credit Agreement"). This will enable TWE to reduce its aggregate borrowing availability from $8.3 billion to $7.5 billion, lower interest rates and refinance approximately $2.2 billion of its outstanding borrowings under the Old Credit Agreement.

      The 1997 Credit Agreement will permit borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. The borrowers under the 1997 Credit Agreement will be TWE, TWE-A/N, certain wholly owned subsidiaries of Time Warner Inc. and, under certain circumstances, Time Warner Inc. itself. Borrowings by TWE and TWE-A/N under the 1997 Credit Agreement will be limited to $7.5 billion in the case of TWE and $2 billion in the case of TWE-A/N, subject in each case to certain limitations and adjustments, including the aggregate borrowing limit of $7.5 billion. As a result, the amount that can be borrowed by TWE and TWE-A/N will be reduced by borrowings made by Time Warner Inc. and its wholly owned subsidiaries. Such borrowings will bear interest at specific rates for each of the borrowers (generally equal to LIBOR plus a margin initially equal to 40 basis points for TWE and 35 basis points for TWE-A/N) and each borrower will be required to pay a commitment fee on the unused portion of its commitment (initially equal to .15% per annum for TWE and .125% per annum for TWE-A/N), which margin and fee will vary based on the credit rating or financial leverage of TWE and TWE-A/N. Borrowings may be used for general business purposes and unused credit will be available to support commercial paper borrowings. The 1997 Credit Agreement will contain certain covenants generally for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and distributions and other restricted cash payments or transfers of assets from the borrowers to their respective partners or affiliates.

      An extraordinary loss of approximately $23 million is expected to be recognized by TWE in the fourth quarter of 1997 in connection with the write-off of deferred financing costs related to the Old Credit Agreement.

Cash Flows

      During the first nine months of 1997, TWE's cash provided by operations amounted to $918 million and reflected $1.997 billion of EBITDA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, less $394 million of interest payments, $55 million of income taxes, $54 million of corporate expenses, and $576 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.322 billion in the first nine months of 1996 reflected $1.740 billion of business segment EBITDA and $77 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $391 million of interest payments, $52 million of income taxes and $52 million of corporate expenses.

      Cash used by investing activities was $777 million in the first nine months of 1997, compared to $864 million in the first nine months of 1996, principally as a result of lower capital expenditures. Capital expenditures were $1.117 billion in 1997 and $1.228 billion in 1996.

      Cash used by financing activities was $61 million in the first nine months of 1997, compared to $458 million in the first nine months of 1996, principally as a result of an increase in debt used to fund cash distributions to Time Warner and the issuance of 250,000 shares of preferred stock of a subsidiary for aggregate net proceeds of $243 million, offset in part by a $647 million increase in distributions paid to Time Warner and the absence of $169 million of collections on the note receivable from U S WEST that was fully paid in 1996. The preferred stock was issued by a newly formed, substantially owned subsidiary intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

      Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

      Since the beginning of 1994, Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $1.013 billion in the nine months ended September 30, 1997, compared to $936 million in the nine months ended September 30, 1996. For the full year of 1997, cable capital spending is expected to be relatively comparable to 1996 levels, with approximately $400 million budgeted for the remainder of 1997. Capital spending includes over $100 million in each year relating to Primestar, which is expected to be eliminated in 1998 upon the consummation of the Primestar Transactions. Other capital spending by TWE's Cable division is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable has agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, the TWE-Advance/Newhouse Partnership and Time Warner. Management expects to continue to finance such level of investment through the growth in cable operating cash flow derived from increases in subscribers and cable rates, bank credit agreement borrowings and the development of new revenue streams from expanded programming options, high speed data transmission and other services.

Warner Bros. Backlog

      Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $1.875 billion at September 30, 1997, compared to $1.502 billion at December 31, 1996 (including amounts relating to TWE's cable television networks of $239 million and $189 million, respectively, and to Time Warner's cable television networks of $465 million and $274 million, respectively). Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. Accordingly, the portion of backlog for which cash advances have not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         CONSOLIDATED BALANCE SHEET
                              (Unaudited)
                                                   September 30,  December 31,
                                                        1997          1996
                                                          (millions)
ASSETS
Current assets
Cash and equivalents                                   $   296     $   216
Receivables, including $333 and $383 million
   due from Time Warner, less allowances of
   $371 and $373 million                                 1,673       1,637
Inventories                                              1,266       1,134
Prepaid expenses                                           170         159

Total current assets                                     3,405       3,146

Noncurrent inventories                                   2,234       2,263
Loan receivable from Time Warner                           400         400
Investments                                                381         351
Property, plant and equipment, net                       6,390       5,999
Cable television franchises                              2,929       3,054
Goodwill                                                 3,903       3,996
Other assets                                               703         764

Total assets                                           $20,345     $19,973

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable                                       $   815     $   935
Participations and programming costs payable             1,217       1,393
Debt due within one year                                     8           7
Other current liabilities, including $156
   and $82 million due to Time Warner                    1,683       1,740

Total current liabilities                                3,723       4,075

Long-term debt                                           6,257       5,676
Other long-term liabilities, including $459
  and $138 million due to Time Warner                    1,499       1,085
Minority interests                                       1,173       1,020
Preferred stock of subsidiary holding solely
   a mortgage note of its parent                           237           -
Time Warner General Partners' Senior Capital             1,096       1,543

Partners' capital
Contributed capital                                      7,537       7,537
Undistributed partnership earnings (deficit)            (1,177)       (963)

Total partners' capital                                  6,360       6,574

Total liabilities and partners' capital                $20,345     $19,973

See accompanying notes.

                      TIME WARNER ENTERTAINMENT COMPANY, L.P.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)

                                        Three Months         Nine Months
                                      Ended September 30,  Ended September 30,
                                         1997      1996     1997      1996
                                                    (millions)

Revenues (a)                            $2,855    $2,718    $8,183    $7,811

Cost of revenues (a)(b)                  1,905     1,855     5,352     5,250
Selling, general and administrative
  (a)(b)                                   615       592     1,847     1,725

Operating expenses                       2,520     2,447     7,199     6,975

Business segment operating income          335       271       984       836
Interest and other, net (a)               (145)     (147)     (155)     (368)
Minority interest                          (64)      (52)     (228)     (154)
Corporate services (a)                     (18)      (17)      (54)      (52)

Income before income taxes                 108        55       547       262
Income taxes                               (27)      (10)      (64)      (49)

Net income                              $   81    $   45    $  483    $  213

_______________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three and nine months ended September 30, 1997, respectively, and for the corresponding periods in the prior year: revenues-$103 million and $224 million in 1997, $48 million and $147 million in 1996; cost of revenues-$(11) million and $(47) million in 1997, $(30) million and $(68) million in 1996; selling, general and administrative-$20 million and $60 million in 1997, $(24) million and $(33) million in 1996; interest and other, net-$8 million and $25 million in 1997, $6 million and $22 million in 1996; and corporate services-$(18) million and $(54) million in 1997, $(17) million and $(52) million in 1996.

(b) Includes depreciation and amortization
    expense of:                           $361      $322    $1,013     $ 904


See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                            Nine Months
                                                        Ended September 30,
                                                         1997        1996
                                                             (millions)
OPERATIONS
Net income                                              $  483      $  213
Adjustments for noncash and nonoperating items:
Depreciation and amortization                            1,013         904
Changes in operating assets and liabilities               (578)        205

Cash provided by operations                                918       1,322

INVESTING ACTIVITIES
Investments and acquisitions                              (104)        (86)
Capital expenditures                                    (1,117)     (1,228)
Investment proceeds                                        444         450

Cash used by investing activities                         (777)       (864)

FINANCING ACTIVITIES
Borrowings                                                 905         190
Debt repayments                                           (323)       (697)
Issuance of preferred stock of subsidiary                  243           -
Capital distributions                                     (809)       (162)
Collections on note receivable from U S WEST                 -         169
Other                                                      (77)         42

Cash used by financing activities                          (61)       (458)

INCREASE IN CASH AND EQUIVALENTS                            80           -

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                216         209

CASH AND EQUIVALENTS AT END OF PERIOD                     $296        $209

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

      Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), classifies its businesses into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

      Each of the business interests within Entertainment, Cable Networks and Cable is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (2) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children's cartoons and television programming,
(3) HBO and Cinemax, the leading pay television services and (4) Time Warner Cable, currently the second largest operator of cable television systems in the U.S.

      The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 8). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner")*
$14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $109 million and $115 million in the three months ended September 30, 1997 and 1996, respectively, and $321 million and $326 million for the nine months ended September 30, 1997 and 1996, respectively.

________________
* On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in Turner Broadcasting System, Inc. ("TBS") that it did not already own. As a result of this transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name (now known as Time Warner Companies, Inc., "TW Companies"), and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. Unless the context indicates otherwise, references herein to "Time Warner" refer to TW Companies.

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

      In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), effective for fiscal years beginning after December 15, 1997. The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting partnership capital that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. TWE does not expect that the adoption of FAS 130 will have a material effect on its financial statements.

      In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for fiscal years beginning after December 15, 1997. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. TWE does not expect that the adoption of FAS 131 will have a material effect on its financial statements.

2.    CABLE TRANSACTIONS

TCI Cable Transactions

      In September 1997, Time Warner Inc., TWE, the TWE-Advance/Newhouse Partnership ("TWE-A/N") and TCI Communications, Inc. ("TCI"), a subsidiary of Tele-Communications, Inc., signed a letter of intent to enter into a series of agreements to (i) form two cable television joint ventures in the Houston and south Texas areas that will be managed by TWE and own cable television systems serving an aggregate 1.1 million subscribers, subject to approximately $1.4 billion of debt, (ii) expand an existing joint venture in Kansas City, which is managed by TWE, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt, and (iii) exchange various cable television systems owned by Time Warner and TWE and serving over 500,000 subscribers (of which cable television systems serving approximately 400,000 subscribers are owned by TWE) for other cable television systems of comparable size in an effort to enhance each company's geographic clusters of cable television properties (collectively, the "TCI Cable Transactions"). The joint ventures will be accounted for under the equity method of accounting.

      As a result of these transactions, TWE expects to reduce debt by approximately $500 million, benefit from the geographic clustering of cable television systems and increase the number of subscribers under its management by approximately 675,000 subscribers. The TCI Cable Transactions are expected to close periodically throughout 1998, subject to the execution of definitive agreements by the parties and customary closing conditions, including all necessary governmental and regulatory approvals. There can be no assurance that such agreements will be completed or that such approvals will be obtained.

Primestar Transactions

      In June 1997, TWE and the Advance/Newhouse Partnership ("Advance/Newhouse") entered into agreements to transfer the direct broad-cast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to a new, publicly traded holding company ("Newco") that will be the parent entity of TCI Satellite Entertainment, Inc. ("TSAT"). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $200 million of debt reduction, as well as eliminating its share of future funding requirements for these operations that will be separately financed by Newco. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco.

      In a related transaction, Primestar also entered into an agreement in June 1997, with The News Corporation Limited, MCI Telecommunications Corporation ("MCI") and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar (or, under certain circumstances, Newco) will acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB. In exchange for such assets, ASkyB will receive non-voting securities of Newco that will be convertible into non-voting common stock of Newco and, accordingly, reduce TWE's equity interest in Newco to approximately 16% on a fully diluted basis.

      The Primestar transactions are not conditioned on each other and may close independently. They are expected to close in 1998, subject to customary closing conditions, including all necessary governmental and regulatory approvals, including the approval of the Federal Communications Commission. There can be no assurance that such approvals will be obtained.

TWE-A/N Transfers

      In October 1997, TWE, TWE-A/N and a wholly owned subsidiary of Time Warner entered into an agreement, pursuant to which Time Warner will contribute cable television systems serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). The cable television systems to be transferred to TWE-A/N are currently owned by TWI Cable Inc., a wholly owned subsidiary of Time Warner, and Paragon Communications ("Paragon"), a partnership owning cable television systems serving approximately 1 million subscribers that is currently owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N.

      In a related transaction, TWE will exchange substantially all of its beneficial interest in Paragon for an equivalent share of Paragon's cable television systems serving approximately 500,000 subscribers. TWE, in turn, will similarly transfer such systems and certain related assets to TWE-A/N in exchange for TWE-A/N's beneficial interest in Paragon and in satisfaction of certain pre-existing obligations to TWE-A/N. This will result in subsidiaries of Time

Warner owning 99% of the restructured Paragon entity. Accordingly, upon consummation of the TWE-A/N Transfers, TWE will deconsolidate Paragon, which will then be approximately half of its former size. Because this transaction represents an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it will not have any significant economic impact on Time Warner, TWE or TWE-A/N.

      In connection with the TWE-A/N Transfers, Advance/Newhouse will make a capital contribution to TWE-A/N in order to maintain its 33.3% common equity interest therein. Accordingly, upon consummation of the TWE-A/N Transfers, TWE-A/N will be owned 65.5% by TWE, 33.3% by Advance/Newhouse and 1.2% indirectly by Time Warner. The TWE-A/N Transfers are expected to close in the first quarter of 1998, subject to customary closing conditions, including any necessary franchise or regulatory approvals.

3.    INVENTORIES

      TWE's inventories consist of:
                                     September 30, 1997     December 31, 1996
                                     Current   Noncurrent  Current  Noncurrent
                                                     (millions)
Film costs:
  Released, less amortization          $  671    $  599     $ 544    $ 535
  Completed and not released              173        48       168       42
  In process and other                     45       649        21      704
  Library, less amortization                -       625         -      664
Programming costs, less amortization      297       313       319      318
Merchandise                                80         -        82        -
Total                                  $1,266    $2,234    $1,134   $2,263

4.    INVESTMENTS

      In the first quarter of 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in the accompanying consolidated statement of operations.

5.    LONG-TERM DEBT

      In November 1997, TWE and TWE-A/N, together with Time Warner Inc. and certain of its consolidated subsidiaries, expects to enter into a new, five-year revolving credit facility (the "1997 Credit Agreement") and terminate its previously existing bank credit facility (the "Old Credit Agreement"). This will enable TWE to reduce its aggregate borrowing availability from $8.3 billion to $7.5 billion, lower interest rates and refinance approximately $2.2 billion of its outstanding borrowings under the Old Credit Agreement.

      The 1997 Credit Agreement will permit borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. The borrowers under the 1997 Credit Agreement will be TWE, TWE-A/N, certain wholly owned subsidiaries of Time Warner Inc. and, under certain circumstances, Time Warner Inc. itself. Borrowings by TWE and TWE-A/N under the 1997 Credit Agreement will be limited to $7.5 billion in the case of TWE and $2 billion in the case of TWE-A/N, subject in each case to certain limitations and adjustments, including the aggregate borrowing limit of $7.5 billion. As a result, the amount that can be borrowed by TWE and TWE-A/N will be reduced by borrowings made by Time Warner Inc. and its wholly owned subsidiaries. Such borrowings will bear interest at specific rates for each of the borrowers (generally equal to LIBOR plus a margin initially equal to 40 basis points for TWE and 35 basis points for TWE-A/N) and each borrower will be required to pay a commitment fee on the unused portion of its commitment (initially equal to .15% per annum for TWE and .125% per annum for TWE-A/N), which margin and fee will vary based on the credit rating or financial leverage of TWE and TWE-A/N. Borrowings may be used for general business purposes and unused credit will be available to support commercial paper borrowings. The 1997 Credit Agreement will contain certain covenants generally for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and distributions and other restricted cash payments or transfers of assets from the borrowers to their respective partners or affiliates.

      An extraordinary loss of approximately $23 million is expected to be recognized by TWE in the fourth quarter of 1997 in connection with the write-off of deferred financing costs related to the Old Credit Agreement.

6.    PREFERRED STOCK OF SUBSIDIARY

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

      Each share of Step-Down Preferred Stock is entitled to a liquidation preference of $1,000 and entitles the holder thereof to receive cumulative cash dividends, payable quarterly, at the rate of 14.253% per annum through December 30, 2006 and 1% per annum thereafter, which results in an effective dividend yield of 8.48%. Shares of Step-Down Preferred Stock are redeemable only in the event of certain changes or proposed changes to the tax laws or regulations, such that dividends paid by the REIT or interest paid under the mortgage note would not be fully deductible for federal income tax purposes. TWE has the right to liquidate or dissolve the REIT at any time after December 30, 2006 or, at any time prior thereto, upon the approval of the holders of at least two-thirds of the outstanding shares of Step-Down Preferred Stock.

7.    PARTNERS' CAPITAL

      Changes in partners' capital were as follows:
                                                           Nine Months
                                                        Ended September 30,
                                                        1997        1996
                                                            (millions)
Balance at beginning of year                           $6,574      $6,478
Net income                                                483         213
Distributions                                            (586)       (161)
Allocation of income to Time Warner General
   Partners' Senior Capital                               (88)        (87)
Collections on note receivable from U S WEST                -         169
Capital contributions                                       -          15
Other                                                     (23)         11
Balance at September 30                                $6,360      $6,638

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

      During the nine months ended September 30, 1997, TWE accrued $232 million of tax-related distributions and $354 million of stock option distributions, based on closing prices of Time Warner common stock of $54.19 at September 30, 1997 and $37.50 at December 31, 1996. During the nine months ended September 30, 1996, TWE accrued $153 million of tax-related distributions and $8 million of stock option distributions as a result of an increase at that time in the market price of Time Warner common stock. In the nine months ended September 30, 1997, TWE paid distributions to the Time Warner General Partners in the amount of $809 million, consisting of $232 million of tax-related distributions, $42 million of stock option related distributions and a $535 million distribution to the Time Warner General Partners relating to their Senior Capital interests. In the nine months ended September 30, 1996, TWE paid the Time Warner General Partners distributions in the amount of $162 million, consisting of $153 million of tax-related distributions and $9 million of stock option related distributions.

8.    SEGMENT INFORMATION

      TWE classifies its businesses into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming;
and Cable, consisting principally of interests in cable television systems.

      Information as to the operations of TWE in different business segments is set forth below.

                                          Three Months         Nine Months
                                       Ended September 30,  Ended September 30,
                                         1997       1996      1997       1996
                                                       (millions)
Revenues
Filmed Entertainment-Warner Bros.        $1,397    $1,443    $3,823    $3,929
Broadcasting-The WB Network                  31        23        84        56
Cable Networks-HBO                          482       426     1,452     1,301
Cable                                     1,060       955     3,146     2,863
Intersegment elimination                   (115)     (129)     (322)     (338)

Total                                    $2,855   $2,718    $8,183    $7,811

                                            Three Months       Nine Months
                                       Ended September 30,  Ended September 30,
                                          1997      1996       1997      1996
                                                       (millions)
Operating Income
Filmed Entertainment-Warner Bros.          $ 75      $ 56      $223      $205
Broadcasting-The WB Network                 (21)      (27)      (60)      (63)
Cable Networks-HBO                          102        86       291       245
Cable                                       179       156       530       449

Total                                      $335      $271      $984      $836

                                           Three Months         Nine Months
                                       Ended September 30,  Ended September 30,
                                           1997    1996      1997       1996
                                                      (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros           $ 50      $ 51      $131      $113
Broadcasting-The WB Network                   -         -         1         -
Cable Networks-HBO                            5         5        15        14
Cable                                       197       151       545       451

Total                                      $252      $207      $692      $578

                                          Three Months        Nine Months
                                       Ended September 30, Ended September 30,
                                          1997      1996      1997      1996
                                                      (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment-Warner Bros          $ 31      $ 32      $ 92      $ 92
Broadcasting-The WB Network                  -         -         -         -
Cable Networks-HBO                           -         -         -         -
Cable                                       78        83       229       234

Total                                     $109      $115      $321      $326

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

10.   ADDITIONAL FINANCIAL INFORMATION

      Additional financial information with respect to cash flows is as follows:

                                                            Nine Months
                                                        Ended September 30,
                                                         1997        1996
                                                             (millions)
Interest expense                                         $358        $356
Cash payments made for interest                           394         391
Cash payments made for income taxes, net                   55          52
Noncash capital distributions                             354           8

Part II.  Other Information

Item 1.   Legal Proceedings.

      On September 23, 1997, Warner Communications Inc. was served by the Federal Trade Commission with a subpoena duces tecum calling for the production of documents in connection with a nonpublic investigation into whether the prerecorded music distribution companies and others may be engaging or may have engaged in any unfair methods of competition through the adoption, implementation and maintenance of cooperative advertising programs that included minimum advertised price provisions.

      On September 30, 1997, a purported class action was commenced in the United States District Court for the Central District of California entitled Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 97- 7226 (JGD). The plaintiffs purporting to represent a class of direct purchasers of recorded music compact discs (CDs), allege that Warner Elektra Atlantic Corporation, along with five other distributors of CDs, violated the federal and state antitrust laws by engaging in a conspiracy to fix the prices of CDs, and seek an injunction and treble damages.

      Reference is made to the consolidated actions filed in Superior Court, Fulton County, Georgia, against TBS, Time Warner, certain officers and directors of TBS or TWE, and other defendants, in connection with the TBS Transaction, described on pages I-38 and I-39 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K").
On July 23, 1997 plaintiffs filed a notice of appeal from the decision granting judgment in defendants' favor.

      Reference is made to the litigation entitled Samuel D. Moore, et al.
v. American Federation of Television and Radio Artists, et al. on page I-37 of the 1996 Form 10-K. On August 14, 1997, the Court granted the record company defendants' motion to dismiss all of the newly-added ERISA claims against them, denied the record company defendants' motion to dismiss newly-added state law claims for breach of contract and fraud, and denied the record company defendants' motion for summary judgment on the RICO claims against them. The Court also denied a motion by the AFTRA Health and Retirement Fund and the Fund Trustees to dismiss the claims asserted against them. Plaintiffs' motion for class certification is currently pending before the Court.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)    Exhibits.

      The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.


      (b)    Reports on Form 8-K.

             (i) Time Warner filed a Current Report on Form 8-K dated October 15, 1997 setting forth in Item 5 Time Warner's results of operations for the quarter ended September 30, 1997.

             (ii) Time Warner filed a Current Report on Form 8-K dated October 27, 1997 (A) reporting in Item 5 the signing of agreements by subsidiaries of Time Warner and the Time Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N") with respect to the transfer by a wholly owned subsidiary of Time Warner of cable television systems serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for equity interests in TWE-A/N, as well as certain related transactions (collectively, the "TWE-A/N Transfers"), and
(B) setting forth in Item 7 pro forma consolidated condensed financial statements of Time Warner and Time Warner Entertainment Group giving effect to the TWE-A/N Transfers and certain other transactions entered into in 1995 and 1996.

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

Dated:   November 12, 1997

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

3.(i)(b) Certificate of Increase of the Number of Shares of Series Common Stock of the Registrant Designated as Series LMCN-V Common Stock as filed with the Secretary of State of the State of Delaware on August 13, 1997.

3.(i)(c) Certificate of Amendment to Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on May 19, 1997 (which is incorporated herein by reference to Exhibit 3.(i)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

3.(i)(d) Certificate of Amendment to Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.4 to the Registrant's S-8 Registration Statement).

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

                Series E Convertible Preferred Stock of the
                Registrant as filed with the Secretary of State of the State of Delaware on November 13, 1996 (which is incorporated by reference to Exhibit 3.(i)(h) to the Registrant's 1996 Form 10-K).

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

3.(i)(l) Certificate of Correction of the Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series F Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on November 13, 1996 (which is incorporated herein by reference to Exhibit 3.(i)(j) to the Registrant's 1996 Form 10-K).

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

3.(i)(q) Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of 10-1/4% Series M Exchangeable Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.15 to the Registrant's S-8 Registration Statement).

10 Amended and Restated Transaction Agreement, dated as of October 27, 1997 among Advance Publications, Inc., Newhouse Broadcasting Corporation, Advance/Newhouse Partnership, Time Warner Entertainment Company, L.P.,
                TW Holding Co. and Time Warner Entertainment-Advance/Newhouse Partnership (which is incorporated herein by reference to Exhibit 99(c) to the Registrant's Current Report on Form 8-K dated October 27, 1997).

27              Financial Data Schedule.