Form 10-K405
period 1997-12-31
TIME WARNER INC/
filed 1998-03-25
CIK 1021387

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.
                         COMMISSION FILE NUMBER 1-12259

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of March 23, 1998, there were 532,707,059 shares of registrant's Common Stock and 57,061,942 shares of registrant's Series LMCN-V Common Stock outstanding. The aggregate market value of the registrant's voting securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange Composite Tape on March 23, 1998) was approximately $35.5 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                        DESCRIPTION OF DOCUMENT                                   PART OF THE FORM 10-K
------------------------------------------------------------------------   -----------------------------------
Portions of the Definitive Proxy Statement to be used in connection with    Part III (Item 10 through Item 13)
  the registrant's 1998 Annual Meeting of Stockholders.

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

                          CORPORATE ORGANIZATION CHART

Included in the Form 10-K for Time Warner Inc. is a chart illustrating Time Warner Inc.'s corporate organization, providing the following information:

Time Warner Inc. owns 100% of Turner Broadcasting System, Inc. and Time Warner Companies, Inc.

Turner Broadcasting System, Inc. owns 100% of Cable Networks-TBS and Filmed Entertainment-TBS .

Time Warner Companies, Inc. owns 100% of Magazine and Book Publishing, TWI Cable and the Time Warner General and Limited Partners.(1)

Time Warner General and Limited Partners own 100% of Recorded Music and Music Publishing and 74.49% of Time Warner Entertainment Company, L.P. ("TWE"). TWE is also 25.51%-owned by US West Limited Partner.(2)

TWE  owns  100%  of  Time  Warner  Cable,   Cable  Networks  -  HBO  and  Filmed
Entertainment - Warner Bros., and 65.2% of the TWE - A/N Partnership (Cable). The TWE - A/N Partnership is also 33.3% - owned by Advance/Newhouse and 1.5% - owned by TWI Cable.(3)

-----------------------


     (1) Time Warner Companies, Inc. directly or indirectly owns 100% of the capital stock of each of the Time Warner General and Limited Partners.

     (2) Pro rata priority capital and residual equity interests. In addition, the Time Warner General Partners own 100% of the priority capital interests senior and junior to the pro rata priority capital interests. (See Note 4 to the Company's consolidated statements.)

     (3) Direct or indirect common equity interests. In addition, TWI Cable indirectly owns preferred partnership interests.

                                     PART I

ITEM 1. BUSINESS

     Time Warner Inc. (the 'Company'), together with its consolidated and unconsolidated subsidiaries, is the world's leading media and entertainment company. The Company classifies its business interests in four fundamental areas: Entertainment, consisting principally of interests in filmed entertainment, television production, television broadcasting, recorded music and music publishing; Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. The Company is a holding company that derives its operating income and cash flow from its investments in its direct subsidiaries Time Warner Companies, Inc. and Turner Broadcasting System, Inc.

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

     For financial information about the Company's industry segments and operations in different geographical areas with respect to each of the years in the three-year period ended December 31, 1997, see Note 16 'Segment Information,' to the Company's consolidated financial statements, at pages F-51 through F-55 herein.

TBS MERGER

     On October 10, 1996, pursuant to an Amended and Restated Agreement and Plan of Merger among the Company, TWCI, TBS and certain of the Company's wholly owned subsidiaries, among other things: (a) each of TWCI and TBS became a wholly owned subsidiary of the Company through a merger with a subsidiary of the Company, (b) each outstanding share of common stock of TWCI, other than shares held directly or indirectly by TWCI, was converted into one share of common stock of the Company, (c) each outstanding share of preferred stock of TWCI was converted into one share of a substantially identical series of preferred stock of the Company, (d) each outstanding share of common stock of TBS, other than shares held directly or indirectly by TBS or the Company or in the treasury of TBS, was converted into the right to receive .75 shares of common stock of the Company, and (e) each outstanding share of preferred stock of TBS, other than shares held directly or indirectly by TWCI or the Company, was converted into the right to receive 4.8 shares of common stock of the Company. Additional information on the TBS Transaction is set forth in Note 2, 'Mergers and Acquisitions,' to the Company's consolidated financial statements, at page F-31 herein.

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

     In 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ('Advance/Newhouse') known as the TWE-A/N Partnership to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments. TWE is the managing partner of the TWE-A/N Partnership.

RECENT EVENTS

     In early 1998, the Company, through wholly owned subsidiaries, contributed or beneficially assigned to the TWE-A/N Partnership additional cable television systems serving approximately 650,000 subscribers, subject to approximately $1 billion of debt, in exchange for common and preferred interests in the TWE-A/N Partnership. In addition, TWE contributed or beneficially assigned to the TWE-A/N Partnership its interest in cable television systems serving approximately 500,000 subscribers formerly owned by Paragon Communications in satisfaction of certain commitments made by TWE to the TWE-A/N Partnership at the time of its formation. Following these transactions, the common equity of the TWE-A/N Partnership is owned approximately as follows: 33.3% by Advance/Newhouse, 65.2% by TWE and 1.5% indirectly by Time Warner.

     In February 1998, TWE entered into an agreement to sell its remaining 49% interest in Six Flags Entertainment Corporation ('Six Flags') to Premier Parks Inc. ('Premier'), a regional theme park operator, for approximately $375 million of cash and $100 million of convertible preferred stock, before transaction costs. Under the terms of the transaction, Premier will continue to license the use of Warner Bros.' and DC Comics' cartoon characters at the Six Flags parks, and the license will be extended to Premier's other parks in the United States and Canada. Subject to the satisfaction of certain conditions, the closing of the transaction is expected in the second quarter of 1998.

     In September 1997, the Company, TWE, the TWE-A/N Partnership and a subsidiary of Tele-Communications, Inc. entered into a letter of intent to form two new cable television joint ventures in Texas that will be managed by TWE, expand an existing joint venture in Kansas City, and exchange various cable television systems to enhance clustering of properties. These transactions, which are each subject to execution of definitive agreements and customary closing conditions, are expected to close periodically during 1998.

     In June 1997, TWE, Advance/Newhouse and the other partners of Primestar Partners L.P. ('Primestar') agreed to restructure the business of Primestar by contributing, in a series of transactions, the separate Primestar direct broadcast satellite distribution business of each of the Primestar partners together with their partnership interests into a new corporation. Subject to regulatory approval, the restructuring is currently expected to close on or about April 1, 1998. In a separate pending transaction which is also subject to regulatory approval, the new Primestar would acquire certain high power satellites and FCC permits from MCI Communications Corporation and The News Corporation Limited.

                                 ENTERTAINMENT

     The Company's Entertainment businesses produce and distribute theatrical motion pictures, animation, television series and films and other programming through an expanding variety of media and markets, operate a television network, produce and distribute recorded music, license rights to the Company's characters, operate retail stores featuring consumer products based on the Company's characters and brands and also operate international theme parks and motion picture theaters.

                              FILMED ENTERTAINMENT

     The Company's filmed entertainment business includes the production, financing and distribution of feature motion pictures, television series and mini-series, made-for-television movies, first-run syndication and cable programming and animated programming for theatrical and television exhibition, the ownership and operation of The WB national broadcast television network and the distribution of video product for the home video market. The Company's filmed entertainment business is principally conducted by the Warner Bros. divisions of TWE. Warner Bros. is also, among other things, engaged in product licensing and merchandising, the ownership, operation and franchising of retail stores, international movie theaters and theme parks.

     The filmed entertainment business also includes New Line Cinema Corporation and Castle Rock Entertainment ('Castle Rock'), as well as the Turner libraries, which include Hanna-Barbera, MGM, RKO and classic Warner Bros. films and animated shorts, which became part of the Company as a result of the TBS Transaction. These businesses are wholly owned by the Company and are not a part of TWE, although TWE performs and is compensated for certain distribution and other services for these businesses.

                      FILMED ENTERTAINMENT -- WARNER BROS.

WARNER BROS. FEATURE FILMS

     Warner Bros. produces feature films both wholly on its own and under financing arrangements with independent motion picture producers in which Warner Bros. is generally the principal source of financing. Warner Bros. also acquires for distribution completed films produced by others. Acquired distribution rights may be limited to specified territories, media and/or periods of time. The terms of Warner Bros.' agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors. In some cases, producers, directors, actors, writers and others participate in the proceeds generated by the motion pictures in which they are involved.

     Feature films are licensed to exhibitors under contracts that provide for the length of the engagement, rental fees, which may be either a percentage of box office receipts, with or without a guarantee of a fixed minimum, or a flat sum and other relevant terms. The number of feature films that a particular theater exhibits depends upon its policy of program changes, the competitive conditions in its area and the quality and appeal of the feature films available to it. Warner Bros. competes with all other distributors for playing time in theaters.

     Warner Bros. has entered into distribution servicing agreements with Morgan Creek Productions Inc. and its affiliates ('Morgan Creek'), pursuant to which, among other things, Warner Bros. provides domestic distribution services for all Morgan Creek pictures through June 1998, and certain foreign distribution services for selected pictures. It is expected that the agreements with Morgan Creek will be renewed. Under this arrangement, Warner Bros. released 'Wild America' in 1997 and anticipates releasing 'Wrongfully Accused,' 'Incognito' and 'Major League 3,' among others, in 1998. An affiliate of Warner Bros. is a party to co-financing and distribution agreements with Monarchy Enterprises C.V. and its affiliate, Regency Entertainment U.S.A. (collectively 'Monarchy/Regency'). These agreements expire in 1998 and will not be renewed. Among the remaining Monarchy/Regency productions to be distributed by Warner Bros. in 1998 are 'Dangerous Beauty,' 'Goodbye Lover' and 'The Negotiator.' It is anticipated that 'City of Angels' will be released as a co-financed picture in l998.

     In July l997, an affiliate of Warner Bros. and an affiliate of Canal Plus formed a joint venture to co-finance on a 50/50 basis a total of approximately 20 to 25 motion pictures over a five-year period. Warner Bros. acquired all distribution rights in the U.S. and Canada and substantially all international distribution rights to these pictures. Warner Bros. will advance marketing and distribution costs and will receive a distribution fee in connection with the exploitation of the pictures. It is anticipated that 'Message in a Bottle' will be released under this arrangement in 1998.

     Warner Bros. and one of its affiliates have reached an agreement in principle with Village Roadshow Pictures and certain of its affiliates ('VRP') to co-finance under a cost sharing arrangement the production of up to 20 motion pictures over a five-year period. Approximately 50% of the production costs of those pictures will be provided by Warner Bros. and its affiliate, and the balance will be provided by VRP. Warner Bros. will acquire all distribution rights in the U.S. and Canada and substantially all international distribution rights to the co-financed pictures. Warner Bros. will advance marketing and distribution costs and will receive a distribution fee in connection with the exploitation of the pictures.

     Warner Bros. and Polygram Filmed Entertainment ('Polygram') have agreed to co-finance on a 50/50 basis the production of motion pictures developed and produced by Castle Rock through 2000. Warner Bros. and Polygram will each acquire distribution rights in the U.S. and Canada to half of the Castle Rock pictures and international distribution rights to the other half on an alternating picture-by-picture basis. Warner Bros. and Polygram will each advance marketing and distribution costs and will receive distribution fees in connection with the exploitation of the Castle Rock pictures. Among the Castle Rock releases anticipated for l998 are 'Mickey Blue Eyes,' which Warner Bros. will distribute in the U.S. and Canada, and 'The Last Days of Disco,' to be distributed by Warner Bros. internationally.

     During 1997, Warner Bros. domestically released 25 motion pictures for theatrical exhibition, of which 11 were produced by or with others. In addition, Warner Bros. released ten motion pictures in foreign markets, all of which were produced by others. The following motion pictures released in 1997 produced substantial domestic gross theatrical receipts: 'Contact,' 'Batman and Robin,' 'Conspiracy Theory,' 'Devil's Advocate' and 'L.A. Confidential.' During 1997, approximately 54% of film rentals from Warner Bros. theatrical distribution were generated in the United States and 46% in international territories.

     During 1998, Warner Bros. expects to release domestically approximately 28 motion pictures, of which 14 are expected to be produced by or with others. During the first quarter of 1998, Warner Bros. released 'U.S. Marshals' and 'Sphere.' Other 1998 releases include 'The Avengers,' 'Lethal Weapon 4,' 'You Have Mail' and 'Quest for Camelot,' the first fully animated feature film produced by Warner Bros.' feature animation division.

TELEVISION

     Warner Bros., through its various divisions, is the leading supplier of television programming in the world. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, animation programs and reality-based entertainment shows, and also distributes television programming for exhibition on all national networks, syndicated domestic television, cable syndication and on a growing array of international television distribution outlets. With the TBS Transaction, the distribution library owned or managed by Warner Bros. grew to more than 6,000 feature films, 28,500 television titles, l0,000 animated titles plus l,500 classic animated shorts. The acquisition reunites the entire Warner Bros. film and animation library and adds classic MGM and RKO titles, and animation from Hanna-Barbera and MGM. Warner Bros. acts as distributor of the programming owned by subsidiaries of TBS.

     Warner Bros.' television programming is produced by Warner Bros. Television, which produces dramatic and comedy programming, and Telepictures Productions ('Telepictures'), which specializes in reality-based and talk/variety series, and also by Witt-Thomas-Harris Productions, an independent company which has an exclusive, long-term feature film and television production and distribution agreement with Warner Bros.

     During the 1997-1998 season, Warner Bros. Television successfully launched several new network primetime series, including 'Veronica's Closet.' Returning network primetime series included, among others, the top-rated series 'ER' and 'Friends' (both in their fourth season); 'Murphy Brown' (in its tenth and final season); 'Family Matters' (in its ninth season); 'Step by Step' (in its seventh season); 'The Parent 'Hood' and 'The Wayans Bros.' (each in its fourth season); 'The Drew Carey Show' (in its third season); and 'Suddenly Susan' (in its second season).

     Telepictures launched in 1996 the syndicated daytime television hit 'The Rosie O'Donnell Show.' Telepictures also produces for syndicated television such popular series as 'Jenny Jones' (in its seventh season) and, through Time-Telepictures Television, 'Change of Heart' (in its first season) and 'EXTRA' (in its fourth season). Telepictures also produces 'How'd They Do That' (in its second season) for cable television.

     Warner Bros. Television Animation ('WBTA') is responsible for the creation, development and production of contemporary television animation, as well as for the creative use and production of classic animated characters from Warner Bros.', TBS's and DC Comic's libraries, including 'Looney Tunes' and the Hanna-Barbera and MGM libraries. Animation programming is important to the Company as a foundation for various product merchandising and marketing revenue streams as well as being a cost-effective source of initial and on-going programming for various distribution outlets, including those owned by the Company's subsidiaries and divisions (including Kids' WB! and Cartoon Network).

     WBTA continues to be a leading supplier of original children's animation programming and direct-to-video projects, with such programs as 'Steven Spielberg Presents Animaniacs,' 'Steven Spielberg presents Pinky & The Brain,' 'The Sylvester and Tweety Mysteries,' 'The New Batman/Superman Adventures' and 'Superman,' the upcoming edu-tainment series 'Histeria' and Batman's direct-to-video release 'Sub-Zero.' Since the TBS Transaction, WBTA has managed Hanna-Barbera programming, which includes the television series 'Dexter's Laboratory,' 'Cow and Chicken,' 'Johnny Bravo' and 'Scooby Doo's Zombie Island' direct-to-video.

     The rapid expansion of off-network, pay-per-view, pay and basic cable and satellite broadcasting has increased the distribution opportunities for already-produced feature films and television programming of all varieties from the Warner Bros. and TBS libraries. A typical sale of a new program series produced by or for Warner Bros. Television to a major domestic network grants that network an option to carry such program series for four years, after which time Warner Bros. Television can enter into a new license agreement with that or any other network as well as license the already-broadcast episodes into off-network syndication (broadcast and/or cable). New series are also licensed concurrently into the international marketplace and can, after a short period of time, be sold in part or in whole on home video. Warner Bros.' domestic distribution operation handles the launching and supporting of first-run series produced directly for syndication, as well as the sale of movie packages, off-network syndication strips (in which shows originally produced for weekly broadcast on a network are aired five days a week), and reruns of classic television series for cable and satellite broadcasting.

     Television programs currently in off-network syndication include, among others, 'Murphy Brown,' 'Living Single,' 'The Fresh Prince of Bel Air' and 'Family Matters.' The top-rated series 'ER' was sold to Turner Network Television for syndication commencing in 1998, and 'Friends' was sold for syndication commencing in 1998 to stations covering over 85% of the country.

     Warner Bros. International Television Distribution ('WBITD') is the world's largest distributor of feature and television programming for television exhibition outside of the United States. WBITD distributes programming in more than 175 countries and in more than 40 languages. During l997, WBITD entered into new significant licensing agreements with Sogecable, the leading Spanish pay television operator, and Channel 5, the United Kingdom's newest free television broadcaster.

     The introduction of new technologies and programming services throughout the world has created many new opportunities for WBITD. In conjunction with these new services seeking Warner Bros.' programming, WBITD is seeking to form strategic alliances with some of the world's leading satellite, cable and over-the-air television broadcasters. In December l997, WBITD acquired a l0% interest in Canal Satellite, a partnership with Canal Plus and Pathe, which is the largest digital direct-to-home satellite television service in France.

     WBITD has recently commenced the development and production of television programming with international partners. In l997, WBITD completed and sold four new co-produced series internationally: the live-action television series 'The New Adventures of Robin Hood' and 'Police Academy:
The Series' and the animated television series 'The Fantastic Voyages of Sinbad the Sailor' and 'Zorro.'

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $2.1 billion at December 31, 1997, compared to $1.5 billion at December 31, 1996 (including amounts relating to the licensing of product to Time Warner's and TWE's cable television networks of $719 million as of December 31, 1997, and $463 million as of December 31, 1996, respectively). The backlog excludes advertising barter contracts. See also 'Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Filmed Entertainment Backlog.'

HOME VIDEO

     Warner Home Video ('WHV') distributes for home video use pre-recorded videocassettes, laser optical videodiscs and digital versatile discs or 'DVDs' (as described below) containing the filmed entertainment product of (i) Warner Bros., (ii) Home Box Office, (iii) WarnerVision Entertainment, (iv) Castle Rock,
(v) MGM/UA and (vi) New Line Cinema. WHV also distributes (or services the distribution of) other companies' product for which it has acquired home video distribution or servicing rights. In August l997, WHV granted exclusive laserdisc distribution rights in North America to Image Entertainment Inc. for five years in order to concentrate on the videocassette and DVD markets.

     During 1997, WHV released five titles in the North American rental market with sales exceeding 400,000 units each: 'Contact,' 'Conspiracy Theory,' 'Sleepers,' 'Michael' and 'Absolute Power.' Internationally, the following titles generated substantial home video revenue in 1997: 'Space Jam,' 'Mars Attacks,' 'Batman & Robin,' 'Eraser' and the first and second seasons of the television series 'Friends.' Additionally, the Warner Bros. Family Entertainment label continued to expand through affordably-priced North American video releases, including 'Space Jam,' 'Free Willy 3: The Rescue,' 'Wild America,' 'Cats Don't Dance,' 'The Swan Princess: Escape from Castle Mountain' and 'Shiloh' which generated combined videocassette sales in excess of 14 million units. Also, WHV released for home sale in North America 'Batman & Robin' which generated sales of more than six million units. During l997, approximately 55% of WHV's revenue was generated in the United States and approximately 45% in other territories.

     WHV sells its product in the United States and in major international territories through its own sales force, with warehousing and fulfillment handled by divisions of Warner Music Group and third parties. In some international markets, WHV's product is distributed through licensees. Videocassette and laser optical videodisc product is generally manufactured under contract with independent duplicators and replicators. DVD product is replicated by Warner Advance Media Operations, a Warner Music Group company, and third parties.

     In December l995, a consortium of nine major consumer electronics manufacturers and TWE announced agreement on a standard for a high density digital optical technology ('DVD') that is capable of storing large volumes of digitalized information -- enough storage capacity for two full-length feature films on a double-sided disc. The DVD technology offers picture quality significantly superior to existing home video technology as well as premium features such as multiple language soundtracks. WHV, along with several other studios, released software titles in the DVD format in l997 in the United States, Canada, Japan and certain countries in Asia. Additionally, WHV is currently benefiting by releasing first-run feature motion pictures in the DVD format as well as re-releasing titles from the extensive WHV catalogue of feature motion pictures. By year-end l998, WHV plans to have DVD distribution in all major territories worldwide.

CONSUMER PRODUCTS AND WARNER BROS. STUDIO STORES

     Warner Bros. Consumer Products licenses rights in both domestic and international markets to the names, photographs, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including the superhero characters of DC Comics, Hanna-Barbera characters and Turner classic films.

     In 1997, Warner Bros. Studio Stores continued its expansion with the opening of eight outlets in the United States and 16 internationally by franchisees. Of the total of 185 stores at the end of 1997, 157 are wholly owned and 28 are operated outside the United States by franchisees. Six stores are currently planned to be opened overseas in 1998.

THEATERS

     Through joint ventures, Warner Bros. International Theatres operates 72 multi-screen cinema complexes with 625 screens in seven foreign countries, including 28 theatres in Australia, 17 in the United Kingdom, 13 in Japan, five in Portugal, four in Germany, three in Italy and two in Spain. During l998, Warner Bros. International Theatres plans to open a further 28 cinemas and 281 screens, including expansion into Taiwan with the opening of a l7-screen multiplex in the city of Taipei.

                          FILMED ENTERTAINMENT -- TBS

     Theatrical films are also produced by New Line Cinema Corporation, which is a wholly owned subsidiary of TBS and not a part of TWE. New Line Cinema is a leading independent producer and distributor of theatrical motion pictures. During 1997, through its two film divisions, New Line Cinema and Fine Line Features, New Line distributed such films as 'Austin Powers,' 'Boogie Nights,' 'Spawn,' 'Money Talks' and 'Wag the Dog.' During the first quarter of l998, New Line released 'The Wedding Singer;' 'Lost in Space' and 'Blade' will be among the films to be released by New Line later in 1998.

     Castle Rock Television has produced the critically acclaimed and highly rated Emmy-winning series 'Seinfeld' for the past nine years. This year will be the last year of production. New Line Television creates original television programming, including the animated series 'The Mask.' A new series for ABC based on the film 'The Player' is under development.

     TBS's filmed entertainment business also incorporates the Hanna-Barbera, MGM and RKO libraries, which include classic films such as 'Gone With the Wind' and cartoons such as the 'Flintstones,' 'Yogi Bear,' 'Huckleberry Hound,' 'Tom & Jerry' and 'Popeye.' Distribution of these libraries is managed by Warner Bros.

                           THE WB TELEVISION NETWORK

     The WB Television Network ('The WB') completed its third year of broadcast operations in January l998. In January l998, five major market affiliates were added to The WB station line-up bringing total coverage to 97 stations representing 88% of U.S. households. During the l997/98 broadcast season, The WB's primetime program schedule was expanded to a fourth night, broadcasting on Sunday, Monday, Tuesday and Wednesday nights. A fifth night of primetime programming is scheduled to be added in January l999.

     Kids' WB! children's programming expanded in September l997 with the addition of ten hours per week of programming. Kids' WB! currently airs l9 hours per week, including Saturday morning, weekday mornings and weekday afternoons.

     The WeB, The WB's satellite-delivered program service, is expected to launch in September l998 with initial penetration of about eight to ten percent of U.S. TV households. This is a program service that, in partnership with local broadcasters in smaller markets, will create an affiliate of The WB on local cable systems.

     Tribune Broadcasting owns a 22.25% interest in The WB. Key employees of The WB hold an ll% interest in the network.

                           OTHER ENTERTAINMENT ASSETS

THEME PARKS

     Through joint ventures with local partners, Warner Bros. has developed theme parks in select international locations which feature Warner Bros.' movie, cartoon and superhero characters. Warner Bros. Movie World, a regional theme park and studio complex, was opened in 1996 in the Rhine/Ruhr area of Germany. The park complex is modeled after Warner Bros. Movie World in Australia which owns and operates a 400-acre movie-related theme park (including a movie studio) and water park complex near Brisbane, Australia, as well as Sea World of Australia. The Company has announced that it is studying the feasibility of building the first movie-based theme park in Spain.

     In February 1998, TWE entered into an agreement to sell its remaining 49% interest in Six Flags to Premier, a regional theme park operator, for approximately $375 million of cash and $100 million of convertible preferred stock, before transaction costs. Under the terms of the transaction, Premier will continue to license the use of Warner Bros.' and DC Comics' cartoon characters at the Six Flags parks, and the license will be extended to Premier's other parks in the United States and Canada. Subject to the satisfaction of certain conditions, the closing of the transaction is expected in the second quarter of 1998.

DC COMICS AND MAD MAGAZINE

     TWE and Warner Communications Inc. ('WCI'), which is wholly owned by Time Warner, each own a 50% interest in DC Comics. DC Comics publishes more than 60 regularly issued comics magazines, among the most popular of which are 'Superman,' 'Batman,' 'Wonder Woman' and 'The Sandman,' as well as collections sold as books. DC Comics also derives revenues from motion pictures, television, product licensing, books for juvenile and adult markets and foreign publishing.

     Time Warner wholly owns E.C. Publications, Inc., the publisher of MAD, a magazine featuring articles of humorous and satirical interest, which is regularly published 12 times a year and also in periodic special editions.

                           REGULATION AND LEGISLATION

     The Telecommunications Competition and Deregulation Act of 1996 (the '1996 Telecommunications Act') substantially revised the Communications Act of 1934, as amended. The new law contains certain provisions relating to violent and sexually explicit programming. First, the statute requires manufacturers to build television sets with the capability of blocking certain coded programming (the so-called 'V-chip'). The effective date for Federal Communications Commission ('FCC') rules regarding the manufacture of such sets, originally scheduled for March 8, 1998, has been deferred for one year. Second, the 1996 Telecommunications Act gave the cable and broadcasting industries one year to develop voluntary ratings for video programming containing violent, sexually explicit or other indecent content and to agree voluntarily to transmit signals containing such ratings. Principal representatives from both industries have agreed upon a system of parental guidelines, which has been implemented on a voluntary basis by broadcast stations and networks, program producers, as well as cable systems and networks. The 1996 Telecommunications Act authorizes the FCC to prescribe guidelines of its own, in consultation with an advisory committee, if the industry guidelines are not acceptable to the FCC. In 1997, the FCC sought public comment on whether the voluntary industry guidelines comply with the requirements of the 1996 Telecommunications Act. That proceeding remains pending.

     The 1996 Telecommunications Act eliminated the restrictions on the number of television stations that one entity may own and increased the national audience reach limitation by one entity from 25% to 35% of U.S. television households. As required by the 1996 Telecommunications Act, the FCC revised its dual network rule to allow a TV station to affiliate with an entity maintaining two or more networks, unless certain limited circumstances pertain. The FCC also amended its rules to permit common ownership or control of a broadcast network and cable systems.

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

     Pursuant to the 1996 Telecommunications Act, the FCC must conduct a biennial review of its ownership rules and repeal or modify any regulation that it deems to be no longer in the public interest. The first such biennial review will commence in 1998. Among the ownership rules which will be reviewed are the daily newspaper-television station and cable system-television station cross-ownership prohibitions.

     Warner Bros. cannot at this time predict the effect on its television businesses of the passage of the 1996 Telecommunications Act and the changes, or proposed changes, to the FCC rules discussed above.

                                  COMPETITION

     The production and distribution of theatrical motion pictures, television and animation product and videocassettes/videodiscs are highly competitive businesses, as each competes with the other for viewers' attention, as well as with other forms of entertainment and leisure time activities, including video games, the Internet and other computer-related activities. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. The increased number of theatrical films released in the U.S. has resulted in increased competition for theater space and audience attention. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. The television network industry is extremely competitive as networks seek to attract audience share and television stations for affiliation and to obtain advertising revenue and distribution rights to television programming. There is strong competition throughout the home video industry, both from home video subsidiaries of several major motion picture studios and from independent companies, as well as from new film viewing opportunities, such as pay-per-view. Warner Bros. competes in its character merchandising and other licensing and retail activities with other licensors and retailers of character, brand and celebrity names. Warner Bros.' operation of theaters is subject to varying degrees of competition with respect to obtaining new theater sites and attracting patrons, including competition from a number of motion picture exhibition delivery systems, such as pay television and home video systems.

                                     MUSIC

     In the United States and around the world, the Company, through its wholly owned Warner Music Group division ('WMG'), is in the business of discovering and signing musical artists and manufacturing, packaging, distributing and marketing their recorded music.

     WMG also operates Warner/Chappell, a music publishing business with offices around the world, and is a joint venture partner of music and video clubs in North America.

RECORDED MUSIC

     In the United States, WMG's recorded music business is principally conducted through WMG's Warner Bros. Records, Inc., Atlantic Recording Corporation, Elektra Entertainment Group and the newly formed Sire Records Group Inc. and their affiliated labels, as well as through the WEA Inc. companies. The WEA Inc. companies include WEA Manufacturing Inc., which manufactures compact discs (CDs), audio and videocassettes, CD-ROMs and, commencing in 1997, digital versatile discs (DVDs), for WMG's record labels as well as for outside companies; Ivy Hill Corporation, which produces printed material and packaging for WMG's recorded music products as well as for a wide variety of other consumer products; and Warner-Elektra-Atlantic Corporation ('WEA Corp.'), which markets and distributes WMG's recorded music products to retailers and wholesale distributors. WMG also owns a majority interest in Alternative Distribution Alliance ('ADA'), a so-called 'independent' distribution company specializing in alternative rock music with a focus on new artists and smaller retailers.

     These activities are conducted in more than 70 countries outside the United States by Warner Music International and its subsidiaries, affiliates and non-affiliated licensees. In 1997, more than 55% of WMG's recorded music revenues came from outside the United States.

DOMESTIC

     WMG's record labels in the United States -- Warner Bros., Atlantic, Elektra and Sire -- each with a distinct identity, discover and sign musical artists. The labels scout and sign talent in many different musical genres, including pop, rock, jazz, country, hip hop, reggae, folk, blues, gospel and Christian music. Artists generally receive royalties based upon a percentage of the suggested retail or wholesale price of their recordings and music videos, and most receive non-refundable advance payments against such royalties.

     WMG is a vertically-integrated music company. After an artist has entered into a contract with a WMG label, a master recording of the artist's music is produced and provided to WMG's manufacturing operation, WEA Manufacturing, which replicates the music primarily on CDs and audio cassettes. Ivy Hill prints material that is included with CDs and audio cassettes and creates packaging for them. WEA Corp. and ADA, WMG's distribution arms, sell product and deliver it, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. Product is also beginning to be sold directly to consumers through the Internet. At the same time these activities take place, the label's promotion, marketing, advertising and publicity departments place advertisements in print and electronic media, work to get the new album played on the radio, reviewed and mentioned in publications and the artist booked for appearances on radio and television. If a music video featuring an artist has been produced, the video is distributed and promoted to music video television programmers. Label personnel may also help organize a tour that will further promote a new album.

     In addition to newly released records, each of WMG's labels markets and sells albums from their extensive catalogues of prior releases, in which the labels generally continue to own the copyright in perpetuity. Rhino Records, in which WMG owns a 50% equity interest, specializes in compilations and re-issues of previously released music.

     WMG also has entered into joint venture arrangements pursuant to which WMG companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by the joint ventures. Such agreements typically provide a WMG label with an equity interest and a profit participation in the venture, with financing furnished either solely by the WMG label or by both parties. Included among these arrangements are the labels Maverick, Tommy Boy, Sub Pop, Qwest and 143 Records. WMG labels also enter into agreements with unaffiliated third-party record labels such as Curb to manufacture and distribute recordings that are marketed under the owner's proprietary label. Through a joint venture, WMG and Sony Music Entertainment operate The Columbia House Company, the leading direct marketer of CDs, audio and videocassettes in the United States and Canada.

     Among the albums resulting in significant sales for WMG during 1997 were the Space Jam soundtrack and Madonna's 'Evita' soundtrack, as well as releases by Paula Cole, Fleetwood Mac, Jewel, matchbox20, Metallica, Sugar Ray and LeAnn Rimes.

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

     Among the artists whose albums resulted in significant sales for WMI in 1997 were Enya, Noriyuki Makihara, Luis Miguel and Alejandro Sanz.

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

     Warner/Chappell's printed music division markets publications throughout the world containing the works of such artists as Alabama, The Grateful Dead, Led Zeppelin, Madonna, Bob Seger and many others. Warner/Chappell also owns Warner Bros. Publications and CPP/Belwin, two of the world's largest publishers of printed music.

     The principal source of revenues to Warner/Chappell are license fees paid for the use of its musical compositions on radio, television, in motion pictures and in other public performances; royalties for the use of its compositions on CDs, audio cassettes, music videos and in television commercials; and sales of published sheet music and song books.

COMPETITION

     The recorded music business is highly competitive. The revenues of a company in the recording industry depend upon public acceptance of the company's recording artists and their music. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. Overexpansion of retail recorded music outlets over the past several years led to the closing of many such stores during 1996 and 1997, which has resulted in further increased competition among recorded music companies. Competition during 1997, as in past years, also reflected the growth in the number of albums released by independent record labels. The recorded music business continues to be adversely affected by counterfeiting of both audio cassettes and CDs, piracy and parallel imports and may in the future be affected by consumers' ability to download quality sound reproductions from the Internet without authorization from the Company. In addition, the recorded music business also meets with competition from other forms of entertainment, such as television, pre-recorded videocassettes, the Internet and computer and video games. Competition in the music publishing business is intense. Although WMG's music publishing business is the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed.

                                 CABLE NETWORKS

     The Company's Cable Networks business consists of domestic and international basic cable networks and pay television programming services and the operation of sports franchises. TBS's networks (collectively, the 'Turner Networks') constitute the principal component of the Company's basic cable networks: Cable News Network ('CNN'), CNN International, Headline News, CNN Financial News Network ('CNNfn'), TBS Superstation, Turner Network Television ('TNT'), Turner Classic Movies, Cartoon Network, CNN/SI and CNN en Espanol, all operated by TBS, which is wholly owned by the Company. Pay television programming consists of the multi-channel HBO and Cinemax pay television programming services, operated by the Home Box Office division of TWE ('Home Box Office'). The Company also has interests in certain other domestic and international programming networks.

GENERAL

     The Company, through TBS, is the leading supplier of programming for the basic cable industry in the United States. The Turner Networks provide a wide variety of movies, sports and general entertainment, all-news and all-sports news programming. Through TWE's Home Box Office division, the Company distributes HBO, the leading pay-TV service, as well as Cinemax. HBO and Cinemax offer uncut, commercial-free motion pictures and high-quality documentaries. In addition, HBO offers sporting and special entertainment events (such as concerts and comedy shows), and feature motion pictures and television series produced specifically by or for HBO.

     All of the cable networks distribute their programming via cable and other distribution technologies, including satellite distribution. A separate distribution subsidiary handles the sales and marketing of all of TBS's domestic basic cable networks to cable, satellite master antenna television ('SMATV') and multichannel MDS ('MMDS') systems and direct-to-home satellite ('DTH') distribution companies in the United States. Both the basic cable networks and the pay television programming services generally enter into separate multi-year agreements, known as affiliation agreements, with operators of cable television systems, SMATV, MMDS and DTH distribution companies that have agreed to carry such networks. In the United States, cable operators elect to carry networks and services on an individual, and not packaged, basis. With the proliferation of new cable networks and services, competition for cable carriage on the limited available channel capacity has intensified.

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

     As a result of acquisitions and mergers in the cable television industry in recent years, the percentage of Turner Networks' and Home Box Office's revenue from affiliates that are large multiple system cable operators has increased. As of December 31, 1997, the largest single multiple system cable operator with which Turner Networks and Home Box Office do business is Tele-Communications, Inc. ('TCI'), which accounted for approximately 21% of TBS's cable subscribers and 17% of HBO's and Cinemax's combined subscribers. (TCI, through subsidiaries, owns approximately 57 million shares of Series LMCN-V Common Stock of the Company entitling the holder to 1/100 of a vote per share on certain limited matters, voting together with all other voting shares. These shares, which were issued in connection with the TBS Transaction, represent less than 1% of the voting power of the Company's outstanding common stock.) As of December 31, 1997, Time Warner Cable (see

'Cable') accounted for an additional 18% and 14%, respectively of TBS's cable subscribers and HBO's and Cinemax's combined subscribers. Turner Networks and Home Box Office attempt to assure continuity in their relationships with affiliates and have entered into multi-year contracts with affiliates, whenever possible. Although TBS and Home Box Office believe the prospects of continued carriage and marketing of their programming services by the larger affiliates are good, the loss of one or more of them as distributors of any individual cable network could have a material adverse effect on their respective businesses.

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

                                TURNER NETWORKS

DOMESTIC

     Effective at year-end 1997, TBS Superstation converted to a copyright-paid cable network from an independent UHF television station whose signal was retransmitted by a third party common carrier via satellite. The network, while still transmitted over-the-air in the Atlanta market, is now retransmitted by TBS and delivered via satellite to cable systems in all 50 states, Puerto Rico and the Virgin Islands, and is seen by approximately 73 million subscribers. Its programming includes movies, sports, original productions and classic television comedies. As a broadcast television station, TBS Superstation relied principally on advertising revenue and received no direct compensation for its signal from cable systems. As a cable network, TBS Superstation will also receive subscription revenue directly from cable and other systems that carry the service.

     Other entertainment networks produced and distributed by TBS are TNT, which as of December 31, 1997 had approximately 72 million subscribers in the United States; Cartoon Network, with more than 46 million subscribers in the United States; and Turner Classic Movies, a 24-hour, commercial-free classic film network which presents films from TBS's MGM, RKO and pre-1950 Warner Bros. film libraries and which has over 20 million subscribers. Programming for these entertainment networks is derived from the Company's film, made-for-television and animation libraries as to which TBS or other divisions of the Company own the copyrights, licensed programming, including sports, and original productions.

     TBS has completed negotiations to acquire programming rights from the National Basketball Association (the 'NBA') to televise a certain number of regular season and playoff games through the 2001-02 season for which it has agreed to pay fees plus a share of the advertising revenues generated in excess of specified amounts. TBS also televises on TBS Superstation a certain number of baseball games of the Atlanta Braves, a major league baseball club owned by a subsidiary of TBS, for which rights fee payments are paid to the Major League's central fund for distribution to all Major League Baseball clubs. TNT's rights to televise National Football League games expired at the end of the 1997 season.

     CNN, launched in 1980, is a 24-hour per day cable television news service and, with CNN International, is distributed to approximately 200 million homes in more than 210 countries and territories. In addition to Headline News, which provides updated half-hour newscasts throughout each day, CNN has expanded its brand franchise to include CNNfn, launched in December 1995, featuring business and consumer news; and CNN/SI, launched in December 1996, featuring sports news and features. The Company has also expanded into a number of special market networks.

     CNN owns and operates 32 permanent news bureaus, of which nine are in the United States and 23 are located around the world. In addition, a network of satellite newsgathering trucks, portable satellite uplinks and a network of approximately 400 domestic and 200 international broadcast television affiliates on five continents permit CNN to report live from virtually anywhere in the world. These affiliate arrangements, from which CNN obtains substantial news coverage, are generally represented by contracts having terms of one or more years.

     In addition to its cable networks, CNN operates seven Web sites on the Internet. With approximately 292 million page views in January 1998, CNN believes that its family of Web sites is utilized more than the Web sites of any other news organization in the world. Overall, the CNN family of Web sites had more than 1.9 billion page views in 1997.

INTERNATIONAL

     CNN International ('CNNI') is a television news service consisting of programming produced by CNN and Headline News, as well as original programming, which is distributed to cable systems, broadcasters, hotels, direct-to-home satellite viewers and businesses around the world on a network of 16 regional satellites. In March 1997, TBS launched CNN en Espanol, a Spanish language all-news network in Latin America which, as of December 31, 1997, had over 4 million subscribers.

     Each of CNNI and CNN en Espanol derives its revenues primarily from fees charged to cable operators, fees paid by other recipients of the CNNI and CNN en Espanol signals, including hotels and international over-the-air television stations, and the sale of advertising time.

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

     In the fall of 1997, Cartoon Network Japan, a Japanese-language, all animation (including a significant amount of locally sourced, Japanese product) 24-hour network, was launched in Japan. Cartoon Network Japan is a joint venture owned 40% by TBS, 40% by ITOCHU and 20% by Time Warner Entertainment Japan Inc., which is 37.5% owned by Time Warner. Revenue sources for the Network will include both subscription and advertising sales.

     n-tv, a German language news network currently reaching 40 million homes in Germany and contiguous countries in Europe, primarily via cable systems and satellite, is 49.8%-owned, in the aggregate, by TBS and a subsidiary of TWE and managed by TBS. n-tv relies principally on advertising revenues and receives no compensation for its signal from cable systems. TBS also manages the Company's interest in music video channels in Germany, Hungary and Asia.

                                HOME BOX OFFICE

     HBO, operated by the Home Box Office division of TWE, is the nation's most widely distributed pay television service, which together with its sister service, Cinemax, had approximately 33.6 million subscriptions as of December 31, 1997.

PROGRAMMING

     A majority of HBO's programming and a large portion of that on Cinemax consists of recently released, uncut and uncensored theatrical motion pictures. Home Box Office's practice has been to negotiate licensing agreements of varying duration for such programming with major motion picture studios and independent producers and distributors. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee, which may be a function of, among other things, HBO and Cinemax subscriber levels and the films' box office performances.

     Home Box Office attempts to ensure access to future movies in a number of ways. In addition to its exhibition of movies distributed by Warner Bros. and its regular licensing agreements with numerous distributors, it has agreements with DreamWorks SKG, Regency Entertainment, Sony Pictures Entertainment, Inc. ('Sony Pictures'), and Twentieth Century Fox Film Corporation ('Fox') pursuant to which Home Box Office has acquired exclusive and non-exclusive rights to exhibit on its pay television services all or a substantial portion of the films produced, acquired and/or released by these entities during the term of each agreement. Home Box Office has also entered into non-exclusive license agreements with Fox, Paramount Pictures Corporation, Sony Pictures and Walt Disney Pictures for older, library films.

     HBO also defines itself by the exhibition of sporting events such as boxing matches and Wimbledon, sports documentaries, contemporary and sometimes controversial pay television premiere movies and mini-series, dramatic and comedy specials, concert events, family programming, television series and documentaries that are produced by HBO for initial exhibition on HBO.

OTHER INTERESTS

     Time Warner Sports, a division of Home Box Office, operates TVKO and TVKO Entertainment, entities that distribute pay-per-view prize fights and other pay-per-view programming.

     In 1997, Home Box Office's own production company, HBO Independent Productions, produced 'Everybody Loves Raymond,' in its second season on CBS. Divisions of Home Box Office also produce comedy programming for HBO, Comedy Central, broadcast networks and syndication. Home Box Office is also co-owner of a U.K. television production company and a separate joint venture for the foreign distribution of programming.

     When it controls the rights, Home Box Office also distributes theatrical films and made-for-pay television programming to other cable television or pay-per-view services, and distributes its original programming into domestic syndication and foreign television.

INTERNATIONAL

     HBO Ole, a 37.5%-owned partnership comprised of TWE (acting through its Home Box Office and Warner Bros. divisions), a Venezuelan company and two other motion picture companies, operates two Spanish-language pay television motion picture services, HBO Ole and Cinemax, which are currently distributed in Central and South America, Mexico and the Caribbean. TWE also has interests in several advertiser-supported television services distributed by HBO Ole in Latin America. HBO Brasil, another partnership in which TWE has an interest, distributes Portuguese-language pay television movie services in Brazil. TWE also has a 40% interest in HBO Asia, an English-language, movie-based pay television service which, together with Cinemax, is currently distributed to various countries in Southeast Asia.

     In addition to the Latin American and Asian ventures, Home Box Office has interests in pay television services in Hungary, the Czech Republic, the Slovak Republic, Poland and Romania.

                      OTHER BASIC CABLE NETWORK INTERESTS

     The Company, through TWE, holds a 50% interest in Comedy Central, an advertiser-supported basic cable television service, which provides comedy programming. Comedy Central was available in approximately 46 million homes at year-end 1997.

     The Company, through TWE, holds a 33 1/3% interest in Court TV. Court TV, launched in 1991, is a 24-hour cable network covering actual courtroom trials from around the United States and abroad with approximately 33 million viewers at year-end 1997. During prime time, Court TV features live analyses of the day's coverage and other programming exploring aspects of the legal system.

                           REGULATION AND LEGISLATION

     In April 1993, the FCC released regulations designed to implement provisions of the 1992 Cable Act, which generally prohibits vertically integrated programmers, which currently include the program services owned by TBS and Home Box Office, from offering different prices, terms, or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators. The FCC has recently proposed to amend the rules to strengthen the enforcement process. Although the Turner Networks, HBO and Cinemax services are currently provided to subscribers by means of a number of different technologies including cable, MMDS and DTH, any changes in the FCC's interpretation of the 1992 Cable Act and existing regulations could have a material adverse effect on their businesses. See 'Cable Systems -- Regulation and Legislation.'

     As a result of the TBS Transaction, the Company is subject to a Consent Decree (the 'FTC Consent Decree') entered into with the Federal Trade Commission ('FTC'), certain provisions of which impose limitations on the Company's business conduct with respect to the sale of TBS's cable programming services. These provisions prohibit the Company from increasing the pre-TBS Transaction pricing ratios which existed between large and small distributors in geographic areas also served by Time Warner Cable. Compliance with the FTC Consent Decree is not expected to cause an undue financial burden on the Company.

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

     Internationally, the expected entry of Poland and other eastern European countries into the European Union may result in the imposition of local content quotas or other restrictions on pay television services in those countries, which may adversely affect services in which Home Box Office has an interest.

                           OTHER CABLE NETWORK ASSETS

THE ATLANTA BRAVES

     Through a wholly owned subsidiary, TBS owns the Atlanta Braves (the 'Braves'), a major league baseball club. As a member of the National League, the Braves are subject to assessments and dues and to compliance with the constitution and by-laws of the National League and rules of the Commissioner of Baseball. Player employment matters are governed primarily by the terms of a five-year collective bargaining agreement which was reached in 1996 between Major League Baseball and the Major League Baseball Players Association.

     The Braves derive income from gate receipts, concessions and related sales, suite sales, local sponsorships, and local media. The Braves share pro rata in proceeds from national media contracts and expansion fees of Major League Baseball and the national licensing activities of Major League Baseball Enterprises.

     The Braves play their home games at Turner Field in Atlanta. The stadium was originally constructed for the 1996 Summer Olympic Games and has been converted for use by the Braves as a Major League Baseball stadium.

THE ATLANTA HAWKS

     Through wholly owned subsidiaries, TBS owns the Atlanta Hawks basketball team (the 'Hawks'), a member of the NBA. The Hawks derive income from gate receipts, concessions and related sales, local sponsorships and local media and also share pro rata in proceeds from national media contracts and expansion fees of the NBA and the national licensing activities of NBA Properties. The team is subject to NBA regulations.

     A new, state-of-the-art arena adjacent to CNN Center is under construction and will be the future home of the Hawks beginning in the 1999-2000 NBA season. The arena is being developed by a TBS subsidiary and the cost of the arena will be funded primarily with the proceeds from bonds issued by the City of Atlanta-Fulton County Recreation Authority. TBS will contribute approximately $20 million towards the cost of certain infrastructure improvements on the site and, through a subsidiary, will operate the new arena.

ATLANTA THRASHERS

     TBS, through a wholly owned subsidiary, has been conditionally granted a National Hockey League ('NHL') expansion franchise team to be known as the Thrashers that will begin play in the 1999-2000 NHL season at the new arena also to be used by the Atlanta Hawks. TBS must meet certain sales and other objectives applicable to all other expansion teams prior to a formal grant of franchise rights. The team will derive income from gate receipts, concessions and related sales, local sponsorship and local media and will share pro rata in proceeds from national media contracts and certain future expansion fees of the NHL and the national licensing activities of NHL Enterprises. The team will be subject to NHL regulations.

WRESTLING

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

                                   MAGAZINES

GENERAL

     Time Inc. publishes some of the world's best-known magazines, including TIME, LIFE, PEOPLE, SPORTS ILLUSTRATED, FORTUNE, MONEY, ENTERTAINMENT WEEKLY and InSTYLE. These magazines are generally aimed at a broad consumer market. They cover a broad range of topics of interest to potential readers, including current events, prominent personalities, sports, entertainment, business and personal finance, and lifestyle.

     Each magazine published by Time Inc. has an editorial staff under the general supervision of a managing editor and a business staff under the management of a president or publisher. Many of the magazines have numerous regional and demographic editions which contain the same basic editorial material but permit advertisers to direct their advertising to specific markets. Through the use of selective binding and ink-jet technology, magazines can create special custom editions targeted towards specific groups of readers.

     Magazine manufacturing and distribution activities are generally managed by centralized staffs of Time Inc. Fulfillment activities for Time Inc.'s magazines are generally administered from a centralized facility in Tampa, Florida. Some of the development properties and overseas operations employ independent fulfillment services and make their own arrangements for manufacturing and distribution.

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

DESCRIPTION OF MAGAZINES

     The Company's magazines and their areas of interest are summarized below:

     TIME, which celebrates its 75th anniversary in 1998, summarizes the news and brings original interpretation and insight to the week's events, both national and international, and across the spectrum of politics, business, entertainment, sports, societal trends, health, and other areas of general consumer interest. TIME has also developed additional publications aimed at particular reader segments. TIME FOR KIDS and TIME FOR KIDS, Primary Edition, are in-school weekly news magazines aimed at elementary school students. TIME DIGITAL is a quarterly supplement to TIME, which discusses issues regarding the impact of new electronic technology on society and culture. TIME also has five weekly English-language editions which circulate outside the United States: TIME Asia, TIME Atlantic, TIME Canada, TIME Latin America, and TIME South Pacific.

     SPORTS ILLUSTRATED is a weekly magazine that covers and is designed to appeal to enthusiasts in virtually all forms of recreational and competitive sports. In addition, SPORTS ILLUSTRATED has created a special custom edition, GOLF PLUS, to deliver advertisers more highly targeted audiences and has developed new venues for its editorial content, including television production through SITV, which produces original programming for sale to the television broadcast networks, and CNN/SI, a sports news cable television network and Internet site that is operated as a joint venture between SPORTS ILLUSTRATED and CNN.

     SPORTS ILLUSTRATED FOR KIDS is a monthly sports-oriented magazine geared to children ages eight through fourteen. SPORTS ILLUSTRATED FOR KIDS also publishes INSIDE STUFF, a magazine produced under license from the NBA aimed at teen-age basketball fans and published during the basketball season.

     PEOPLE is a weekly magazine which reports on celebrities and other notable personalities in the fields of politics, sports and entertainment, or who otherwise come to prominent public attention due to acts of heroism, tragedy or other aspects of general human interest. PEOPLE has developed two PEOPLE offspring that were launched during 1997: PEOPLE en Espanol, a Spanish-language edition currently published ten times a year aimed primarily at Hispanic readers in the United States, and TEEN PEOPLE, aimed at teenage girls. WHO WEEKLY is an Australian version of PEOPLE.

     Time Inc. has other magazines also directed at readers' interests in entertainment and celebrities. ENTERTAINMENT WEEKLY is a weekly magazine which includes reviews and reports on television, movies, video, music, books, and multimedia and also offers entertainment-related merchandise directly to consumers. IN STYLE is a monthly magazine which focuses on celebrity lifestyles and includes reports and advice on beauty and fashion.

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

     Time Inc. also publishes several regional magazines including SOUTHERN LIVING, a monthly regional home, garden, food and travel magazine focused on the South, published by Southern Progress Corporation ('Southern Progress'), and SUNSET, The Magazine of Western Living, a monthly focused on lifestyles in the West, published by Sunset Publishing Corp. COOKING LIGHT is published ten times a year and promotes health and fitness through active lifestyles and good nutrition. Southern Progress also publishes SOUTHERN ACCENTS, a bi-monthly magazine that features architecture, fine homes and gardens, and arts and travel, COASTAL LIVING, a bi-monthly magazine for people who 'love the coast,' and PROGRESSIVE FARMER, a monthly regional farming magazine. Southern Progress has also acquired the rights to publish WEIGHT WATCHERS magazine, under license from H.J. Heinz.

     Time Publishing Ventures ('TPV') manages Time Inc.'s specialty publishing titles. Parents and families are addressed by PARENTING, published ten times a year and aimed at parents of children under the age of ten and BABY TALK, which is published ten times a year and targeted at expectant and new mothers. HEALTH is a women's consumer health magazine and HIPPOCRATES is a trade magazine targeted at primary care physicians. TPV also publishes THIS OLD HOUSE eight times a year, pursuant to a licensing arrangement with public television station WGBH in Boston based on the popular home renovation television series. MARTHA STEWART LIVING was sold in February 1997, with the Company retaining a minor equity interest and certain marketing, fulfillment and distribution rights.

     Time Inc.'s international operations include both regional versions of some of its core magazines, including TIME, PEOPLE and FORTUNE, as well as publications whose editorial content and focus are outside the United States. Such magazines include WALLPAPER, acquired in 1997, PRESIDENT, DANCYU, and ASIAWEEK.

     Time Inc. also has management responsibility for most of the American Express Publishing Corporation's operations, including its core lifestyle magazines TRAVEL & LEISURE and FOOD & WINE, as well as DEPARTURES magazine, which is a controlled circulation magazine distributed to holders of the American Express Platinum Card. In 1998, American Express Publishing expects to launch Travel & Leisure Golf magazine. Time Inc. receives a fee for managing these properties.

CIRCULATION

     Time Inc.'s magazines are sold primarily by subscription and delivered to subscribers through the mail. Subscriptions are sold by direct-mail solicitation, subscription sales agencies, television and telephone solicitation and insert cards in Time Inc. magazines and other publications. Single copies of magazines are sold through retail news dealers and other consumer magazine retailers, such as supermarkets, drug stores, and discount stores, which are supplied by wholesalers or directly from a Time Inc. subsidiary.

     Circulation drives the advertising rate base, which is the guaranteed minimum paid circulation level on which advertising rates are based. The Time Inc. titles with the 10 highest rate bases on December 31, 1997 were:

TITLE                                                                               RATE BASE
---------------------------------------------------------------------------------   ---------
TIME.............................................................................   4,000,000
PEOPLE...........................................................................   3,150,000
SPORTS ILLUSTRATED...............................................................   3,150,000
SOUTHERN LIVING..................................................................   2,400,000
MONEY............................................................................   1,900,000
LIFE.............................................................................   1,500,000
SUNSET...........................................................................   1,425,000
COOKING LIGHT....................................................................   1,300,000
ENTERTAINMENT WEEKLY.............................................................   1,275,000
PARENTING........................................................................   1,150,000

     Time Distribution Services ('TDS') is a national distribution company responsible for the retail sales, distribution, marketing and merchandising of single copies of periodicals for Time Inc. and other publishers. TDS distributes periodicals either through a magazine wholesaler network which services retail outlets such as newsstands, supermarkets, convenience and drug stores or in some cases directly to retailers.

     Warner Publisher Services ('WPS') is a major distributor of magazines and paperback books sold through wholesalers in the United States and Canada. WPS is the sole national distributor for MAD magazine, the publications of DC Comics, and certain publications and paperback books published by other publishers, including Conde Nast, Petersen and Ziff-Davis.

ADVERTISING

     Advertising carried in Time Inc. magazines is predominantly consumer advertising. In 1997, Time Inc. magazines accounted for 21% of the total advertising revenue in consumer magazines, as measured by the Publishers Information Bureau ('PIB'), which measures consumer advertising placed in magazines. Time Inc. had the three leading magazines in terms of advertising dollars and seven of the top 25:

TITLE                                                     PIB RANK
-------------------------------------------------------   --------
PEOPLE.................................................       1
SPORTS ILLUSTRATED.....................................       2
TIME...................................................       3
FORTUNE................................................      12
ENTERTAINMENT WEEKLY...................................      19
MONEY..................................................      21
SOUTHERN LIVING........................................      23

     The five leading categories of advertising carried in Time Inc. magazines in 1997, according to PIB were, in descending order, domestic automobile manufacturers, toiletries and cosmetics, computers, food and pharmaceuticals.

     Time Inc. also entered the local advertising market in 1997 with the purchase of Media Networks, Inc. ('MNI'). MNI partners with the country's leading national magazines, including several Time Inc. magazines, to offer local marketers the opportunity to advertise to select targeted areas defined by sectional postal centers.

PAPER AND PRINTING

     Lightweight coated paper constitutes a significant component of physical costs in the production of magazines. Time Inc. has contractual commitments to ensure an adequate supply of paper, but periodic shortages may occur in the event of strikes or other unexpected disruptions in the paper industry. During 1997, Time Inc. purchased paper principally from six independent manufacturers, with the larger relationships under contracts that, for the most part, are either fixed-term or open-ended at prices determined on a market price or formula price basis. Paper prices in 1997 increased slightly for all major grades of paper for which Time Inc. has substantial demand.

     Printing and binding for Time Inc. magazines are accomplished primarily by major domestic and international independent printing concerns in approximately 20 locations. Magazine printing contracts are either fixed-term or open-ended at fixed prices with, in some cases, adjustments based on certain criteria.

                                     BOOKS

TRADE PUBLISHING

     Time Inc.'s trade publishing operations are conducted primarily by Time Warner Trade Publishing, through its two major publishing houses, Warner Books and Little, Brown. In 1997, Time Warner Trade Publishing placed 32 books on The New York Times best-seller lists.

WARNER BOOKS

     Warner Books primarily publishes hardcover, mass market and trade paperback books. Among its best selling hardcover books in 1997 were: 'Simple Abundance,' by Sarah Ban Breathnach; 'The Notebook,' by Nicholas Sparks and 'Plum Island,' by Nelson DeMille. Best selling mass market paperbacks in 1997 included 'Jack & Jill,' by James Patterson and 'Absolute Power,' by David Baldacci.

     Time Warner Audiobooks develops and markets audio versions of books and other materials published by both Warner Books and Little, Brown. In addition, through a joint venture with Little, Brown, Warner Books operates Time Warner Electronic Publishing, which is primarily engaged in on-line publishing.

LITTLE, BROWN

     Little, Brown publishes general and children's trade books. Through its subsidiary, Little, Brown and Company (U.K.) Ltd., it also publishes general hardcover and mass market paperback books in the United Kingdom. Among the trade hardcover best-sellers published by Little, Brown in 1997 were: 'Gift of Fear,' by Gavin DeBecker; 'Snow in August,' by Pete Hamill and 'Naked,' by David Sedaris.

     Little, Brown handles book distribution for itself and Warner Books as well as other publishers through its new state-of-the-art distribution center in Indiana. The marketing of trade books is primarily to retail stores and wholesalers throughout the United States, Canada and the United Kingdom. Through their combined United States and United Kingdom operations, Little, Brown and Warner Books have the ability to acquire English-language publishing rights for the distribution of hard and soft-cover books throughout the world.

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

                                DIRECT MARKETING

TIME LIFE

     Time Life is one of the nation's largest direct marketers of continuity series of books, music and videos. In addition to continuity, it sells single shot products and products in sets. Its products are sold by direct response, including mail order, television and telephone, through retail, institutional and learning channels, catalogs, and in some markets by independent distributors. Time Life products are currently sold in over 25 languages worldwide and approximately 40% of its revenues are generated outside the United States. Two major titles introduced by Time Life during 1997 include 'What Life is Like' and 'Student Library.' The Music division successfully released two sets in 1997: 70's Dance Party and RIAA Gold & Platinum -- a compilation of rock & roll hits over the past three decades certified 'gold' or 'platinum' by the Recording Industry Association of America.

     Book editorial material is created by in-house staffs as well as through outside publishers. Music and video rights are acquired through outside sources and compiled internally into finished products. Time Life's domestic direct response fulfillment activities are conducted from a centralized facility in Richmond, Virginia. Fulfillment of other business lines is done through a combination of in-house and outside fulfillment companies.

BOOK-OF-THE-MONTH CLUB

     Book-of-the-Month Club currently operates eleven distinct book clubs and two continuity businesses with a combined membership of more than 4.5 million. Two of the clubs, Book-of-the-Month Club and Quality Paperback Book Club, are general interest clubs, and the remaining clubs specialize in history, business, children's books, women's lifestyle, spiritual, self-help and health topics, and the books of a particular author. In addition, multimedia, audio and video products and other merchandise are offered through the clubs. Book-of-the-Month Club's international businesses operate in over 40 countries worldwide.

     Book-of-the-Month Club acquires the rights from publishers to manufacture and distribute books and then has them printed by independent printing concerns. Book-of-the-Month Club operates its own fulfillment and warehousing operations in Mechanicsburg, Pennsylvania.

AMERICAN FAMILY ENTERPRISES

     Time Inc. holds a 50% equity interest in American Family Enterprises ('AFE'), which is a direct mail magazine subscription, book and music marketer.

                                  POSTAL RATES

     Postal costs represent a significant operating expense for the Company's publishing activities. During 1997, postal rates remained constant.

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

     Time Inc.'s book publishing operations compete for sales with numerous other publishers and retailers as well as other media. In addition, the acquisition of publication rights to important book titles is highly competitive, and Warner Books and Little, Brown compete with numerous other book publishers. TDS and WPS directly compete with other distributors operating throughout the United States and Canada in the distribution of magazines and paperback books.

                                     CABLE

     The Company's Cable business consists principally of interests in cable television systems that, in general, are managed by Time Warner Cable, a division of TWE. Of the approximately 12.6 million subscribers owned by the Company, approximately 2.1 million are in systems owned by TWI Cable Inc. ('TWI Cable'), a wholly owned subsidiary of Time Warner which is not a part of TWE, and approximately 10.5 million are in systems owned by TWE. TWE's cable systems include approximately 5.8 million subscribers in a joint venture between TWE and Advance/Newhouse known as the TWE-A/N Partnership. Time Warner Cable generally manages all such systems and receives a fee for management of the systems owned by TWI Cable and the TWE-A/N Partnership.

                            CABLE TELEVISION SYSTEMS

GENERAL

     Time Warner Cable is the second-largest multiple system cable operator in the United States. As of March 1, 1998, Time Warner Cable serves 12.6 million cable subscribers geographically concentrated in 34 groupings of more than 100,000 subscribers each. This includes the approximately 5.8 million subscribers in the TWE-A/N Partnership, in which TWE owns a 65.2% common equity interest (and TWI Cable owns a 1.5% common equity interest) and is paid a fee to manage. Approximately 58% of Time Warner Cable's aggregate subscribers are located in five states: Florida, New York, North Carolina, Ohio and Texas.

     Through a network of coaxial and fiber-optic cable, the Company's cable television system subscribers generally receive more than 50 channels of video programming, including local broadcast television signals, locally produced or originated video programming, distant broadcast television signals (such as WGN), advertiser-supported video programming (such as ESPN and CNN) and premium programming services (such as HBO, Cinemax, Showtime and The Movie Channel). In many systems, Time Warner Cable also offers movies and other events on a pay-per-view basis, as well as audio and other entertainment services.

     Pursuant to the Admission Agreement under which US West became a limited partner of TWE, TWE has agreed to use its best efforts to complete the technological upgrade of a substantial portion of its cable systems by the end of 1998. As of December 31, 1997, more than half of Time Warner Cable's systems have been upgraded. Such upgrades include the broad deployment of fiber and electronics in order to provide expanded programming options, high-speed Internet access and other service. As systems are designated for upgrade and after any required approvals are obtained, US West and TWE share joint control over the direction of those systems through a 50-50 management committee.

     Time Warner Cable has also agreed with the FCC under the Social Contract described below to invest a total of $4 billion in capital costs to rebuild and upgrade systems over a five-year period ending November 30, 2000. The agreement with the FCC covers all Time Warner Cable systems, including those owned by TWI Cable and the TWE-A/N Partnership.

     Time Warner Cable intends to use a portion of the bandwidth in its upgraded systems for its high speed online service for personal computers, called Road Runner'tm'. Road Runner provides Internet access and proprietary local, national and international content through the cable network to customers' home (or small office) computers. The service has been launched commercially in Time Warner Cable's Akron/Canton; Albany; Binghamton; Columbus; El Paso; Hawaii; Memphis; Portland, Maine; San Diego and Tampa systems, and will continue to expand into other systems during 1998. In December 1997, Road Runner announced plans to merge with US West's Media One Express, also a cable modem online service provider. Based on current roll-outs in the Time Warner Cable and Media One cable systems, at the time of the consummation of the merger, the venture's high speed online services would immediately be available in at least 13 states serving approximately 5 million homes.

     The number of subscribers managed by Time Warner Cable has grown primarily as a result of the acquisition of cable systems, the formation of the TWE-A/N Partnership and increases in the number of subscribers to its existing cable television systems. Time Warner Cable has also sought to concentrate its subscriber base in geographically-clustered systems through the exchange or purchase of cable television systems, and expects to continue these efforts.

     In September 1997, the Company, TWE, the TWE-A/N Partnership and a subsidiary of TCI signed a letter of intent to enter into a series of agreements to, among other things, (i) form two new cable television joint ventures in the Houston and south Texas areas that will be managed by TWE and will own cable television systems serving an aggregate of approximately 1.1 million subscribers, (ii) expand an existing joint venture in Kansas City, which is managed by TWE, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, and (iii) exchange various cable television systems owned by Time Warner and TWE serving over 500,000 subscribers (of which cable television systems serving approximately 400,000 subscribers are owned by TWE) for other cable television systems of comparable size in an effort to enhance each company's geographic clusters of cable (collectively, the 'TCI Cable Transactions'). The TCI Cable Transactions are expected to close periodically throughout 1998, subject to execution of definitive agreements and customary closing conditions.

     In early 1998, Time Warner Cable transferred or beneficially assigned ownership of franchises in 43 cable systems serving approximately 1.1 million customers primarily in Florida, North Carolina and upstate New York from Paragon Communications ('Paragon') and various TWI Cable-owned entities to the TWE-A/N Partnership. As a result of this and related transactions, the TWE-A/N Partnership serves approximately 5.8 million customers, and Paragon, which is now 100% owned by wholly owned subsidiaries of the Company, serves approximately 770,000 customers primarily in New York City, Texas and California. Following these transactions, the common equity of the TWE-A/N Partnership is owned approximately as follows: 33.3% by Advance/Newhouse, 65.2% by TWE and 1.5% indirectly by Time Warner.

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

     As of December 31, 1997, the TWE-A/N Partnership beneficially owned a 31% equity interest in Primestar Partners L.P. ('Primestar'), a satellite distribution company offering packages of programming services to customers owning DTH receiving dishes, and Time Warner Satellite Services generally had the non-exclusive right to distribute Primestar service to customers in Time Warner Cable's service areas (including TWI Cable and the TWE-A/N Partnership) and also in certain adjacent areas.

     In June 1997, TWE, Advance/Newhouse and the other partners of Primestar entered into agreements to consolidate the separate Primestar direct broadcast satellite distribution business of such partners (including Time Warner Satellite Services) with the business of Primestar into a new company ('New Primestar'), into which the partners will also contribute their respective partnership interests. The restructuring is currently expected to close on or about April 1, 1998. Thereafter, TCI Satellite Entertainment, Inc., a public company that is one of the current partners of Primestar, is expected to merge into New Primestar, subject to certain conditions, including regulatory approval. If the merger is approved and completed, TWE's 24% equity ownership in New Primestar will not be affected. In a separate pending transaction, New Primestar would acquire certain high power satellite assets and FCC permits from MCI Communications Corporation and The News Corporation Limited, in exchange for nonvoting stock and notes of New Primestar (the 'News/MCI transaction'). This transaction is subject to approval from the Department of Justice and the FCC. If regulatory approvals are obtained and the News/MCI transaction is completed, TWE would then have approximately 16% of the outstanding equity of New Primestar on a fully diluted basis.

PROGRAMMING

     Time Warner Cable provides video programming to its subscribers pursuant to multi-year contracts with program suppliers who generally are paid a monthly fee per subscriber. Many of these contracts contain price escalation provisions; however, in most cases the cable operator has a right to cancel the contract if the supplier raises its price beyond agreed limits. It is unknown whether the loss of any one popular supplier would have a material adverse effect on Time Warner Cable's operations.

SERVICE AND PROGRAMMING CHARGES

     Subscribers to the Company's cable systems generally are charged monthly fees based on the level of service selected. The monthly prices for various levels of cable television services (excluding services offered on a per-channel or per-program basis) range generally from $5 to $25 for residential customers. Other services offered include equipment rentals, usually for an additional monthly fee. Systems offering pay-per-view movies generally charge between $4 and $6 per movie, and systems offering pay-per-view events generally charge between $6 and $50, depending on the event. A one-time installation fee is generally charged for connecting subscribers to the Company's cable television system. Rates for certain programming and for equipment and installation are generally regulated pursuant to Federal law. See 'Regulation and Legislation -- Rate Regulation,' below.

     Subscribers may purchase premium programming services and, in certain systems, other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service.

INTERNATIONAL

     TWE and the TWE-A/N Partnership collectively have a 53.75% interest in a joint venture established to invest in, and further develop, cable television systems and programming in Hungary. In France, TWE and TWE-A/N own 100% of Cite Reseau and 49.9% of Rhone Vision Cable both of which were established to acquire new franchises, build and operate cable systems in France. In China, TWE and the TWE-A/N Partnership own 75% of the Beijing-Time Warner Cable Television Engineering Company. In Japan, TWE and TWE-A/N beneficially own, directly or indirectly, 25% of Titus Communications Corporation and 19.2% of Chofu Cable Television Company. TWE sold its 13% indirect interest in Sky Network Television, an over-the-air subscription service in New Zealand, in September 1997.

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

     Federal Laws. The Cable Communications Policy Act of 1984 ('1984 Cable Act'), the 1992 Cable Act and the 1996 Telecommunications Act are the principal federal statutes governing the cable industry. These statutes regulate the cable industry, among other things, with respect to: (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels for public, educational and governmental programming; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) consumer protection and customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage requirements and retransmission consent; (ix) technical standards; and (x) privacy of customer information.

     Federal Regulations. The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations implementing the federal statutes.

     Rate Regulation. Under federal laws, nearly all cable television systems are subject to local rate regulation of basic service pursuant to a formula established by the FCC and enforced by local franchising authorities. Additionally, the legislation required the FCC to review rates for nonbasic service tiers, known as 'cable programming service tiers' ('CPST'), other than per-channel or per-program services, in response to complaints filed by franchising authorities; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium service if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service and rental of cable equipment; and allowed the FCC to impose restrictions on the retiering and rearrangement of basic and CPST services under certain limited circumstances.

     Under the 1996 Telecommunications Act, regulation of CPST rates is scheduled to terminate on March 31, 1999. Regulation of both basic and CPST rates also ceases for any cable system subject to 'effective competition.' The 1996 Telecommunications Act expanded the definition of 'effective competition' to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DTH. The FCC has found Time Warner Cable to be subject to 'effective competition' in certain jurisdictions.

     The FCC's rate regulations employ a benchmark system for measuring the reasonableness of existing basic and CPST service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or significantly upgrades its system. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met, e.g., services may not be moved from existing tiers to the new product tier. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit.

     Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or CPST services and associated equipment, and refunds can be required.

     In November 1995, the FCC adopted a Social Contract with Time Warner Cable which resolved all of the cable television rate complaints pending against Time Warner Cable and requires Time Warner Cable to upgrade its domestic cable television systems. The Social Contract was negotiated in accordance with the FCC's authority to consider and adopt 'social contracts' as alternatives to other regulatory approaches applicable to cable television rates. Specifically, the Social Contract provides for an estimated $4.7 million plus interest in refunds in the form of bill credits to subscribers of certain designated Time Warner Cable systems, a commitment by Time Warner Cable to establish a lifeline basic service priced at 10% below Time Warner Cable's benchmark regulated rates with an adjustment to the nonbasic tier to recoup the reduced basic service tier revenue; and a commitment by Time Warner Cable to upgrade its domestic systems by November 30, 2000; and Time Warner Cable is allowed to increase the non-basic service tier by $1.00 per year over the term of the Social Contract. Court appeals filed by the city of Austin, Texas and the Intercommunity Cable Regulatory Commission (which represents 28 Cincinnati suburbs served by Time Warner Cable) seeking review of the FCC decision adopting the Social Contract as well as certain FCC staff decisions implementing the Social Contract are pending. The appeals contend, among other things, that the terms of the Social Contract and the process by which it was negotiated and implemented are contrary to the 1992 Cable Act, and are inconsistent with the FCC's own rules. A petition was also filed with the FCC seeking reconsideration of the Social Contract, which is currently pending.

     Carriage of Broadcast Television Signals. The 1992 Cable Act allows commercial television broadcast stations which are 'local' to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for 'retransmission consent' to carry the station. Broadcast stations typically seek monetary compensation or the carriage of additional programming in return for granting retransmission consent. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions. Unlike commercial stations, noncommercial stations are not given the option to require negotiation of retransmission consent. In addition, cable systems must obtain retransmission consent for the carriage of all 'distant' commercial broadcast stations, except for certain 'superstations,' i.e., commercial satellite-delivered independent stations such as WGN. Time Warner Cable has obtained any necessary retransmission consents from all stations carried, which consents have varying expiration dates. In those cases where the expiration date of particular agreements has not been contractually varied from the original schedule set up by the 1996 Act, the next three-year election between mandatory carriage and retransmission consent for local commercial television stations will occur on October 1, 1999.

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

     The 1996 Telecommunications Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network, and the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rule against cable/television station cross-ownership remains in place, subject to review by the FCC within two years. Time Warner Cable obtained a temporary waiver from this rule, and is now seeking a permanent waiver, so that it can continue to own certain Atlanta area cable systems located within the Grade B signal coverage area of WTBS. The FCC denied the permanent waiver request, but that denial is presently stayed pending resolution of a petition for reconsideration. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and MMDS facilities or SMATV systems having overlapping service areas, except in limited circumstances. The 1996 Telecommunications Act exempts cable systems facing 'effective competition' from the MMDS and SMATV cross-ownership restrictions.

     The FCC has initiated a rulemaking proceeding in which it asks what restrictions, if any, should be placed on a cable operator's ownership of a DTH service. This could affect Time Warner, in that TWE has an ownership interest in Primestar, a DTH service, which is seeking to obtain FCC approval for the transfer of certain DTH licenses. See 'Cable -- Cable Television
Systems -- General.'

     Pursuant to the 1992 Cable Act, the FCC has adopted rules which, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. The 1992 Cable Act also directed the FCC to adopt regulations establishing reasonable limits on the number of cable subscribers an operator may reach through systems in which it holds an attributable interest. The FCC has stayed the effectiveness of such regulations pending final judicial resolution of a federal district court decision finding the statutory ownership limit provision to be unconstitutional.

     Other FCC Regulations and FTC Consent Decree. Additional FCC regulations relate to a cable system's carriage of local sports programming; privacy of customer information; equipment compatibility; franchise transfers; franchise fees; closed captioning; equal employment opportunity; pole attachments; restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts;

customer service; technical standards; home wiring; and limitations on advertising contained in nonbroadcast children's programming. Pursuant to the 1996 Telecommunications Act, the FCC changed the formula for pole attachment fees which will result in substantial increases in payments by cable operators to utilities for pole attachment rights when telecommunications services are delivered by cable systems. This new higher rate formula will be phased in beginning in February 2001.

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

     In the renewal process, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although the municipality must take into account the cost of meeting such requirements. Time Warner Cable may be required to make significant additional investments in its cable television systems as part of the franchise renewal process. Of Time Warner Cable's franchises, as of January 1, 1998, 518 franchises serving approximately 2,600,000 subscribers expire during the period ending December 31, 2000. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the renewal of franchises in the future.

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

     DTH. The FCC has awarded permits to several companies for orbital slots from which medium- or high-power Ku-Band DTH service can be provided. DTH services offer pre-packaged programming that can be received by relatively small and inexpensive receiving dishes. As of June 1997, satellite-delivered DTH services including Echostar, DirecTV, USSB and Primestar, a medium-power DTH service partially owned by TWE, were reported to be serving over five million subscribers. Echostar has announced that, unlike other DTH services, it will deliver some local broadcast stations in some areas. In addition to DTH, most cable programming is available to owners of larger, more expensive C-Band satellite dishes ('TVROs'), either directly from the programmers or through third-party packagers.

     MMDS/Wireless Cable. Wireless cable operators use microwave technology to distribute video programming. Wireless cable has grown rapidly, reportedly servicing over 1.1 million subscribers nationwide as of June 1997. In recent years, the FCC has adopted rules to facilitate the use of greater numbers of channels by wireless cable operators.

     SMATV. Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as SMATV systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. Under the 1996 Telecommunications Act, a SMATV system is not a cable system as long as it uses no public right-of-way. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered program services as offered by franchised cable television systems.

     Overbuilds. Under the 1992 Cable Act, franchising authorities are prohibited from unreasonably refusing to award additional franchises. There are an increasing number of overlapping cable systems operating in Time Warner Cable franchise areas. Municipalities themselves are authorized to operate cable systems without a franchise. One municipally-owned system is presently in operation in a Time Warner Cable franchise area and several other municipalities have indicated an interest in operating a cable system.

     Telephone Companies. The 1996 Telecommunications Act eliminated the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas (subject to the restriction against acquisition of greater than 10% of existing cable systems described under 'Regulation and Legislation -- Ownership,' above). Telephone companies are now free to enter the retail video distribution business through any means, such as DTH, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecommunications Act authorizes local telephone companies to operate 'open video systems' without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds available channel capacity, up to two-thirds of the channels on an 'open video system' must be available to programmers unaffiliated with the local telephone company.

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

                                   TELEPHONY

     Time Warner Communications, a subsidiary of TWE, is a facilities-based competitive local exchange carrier ('CLEC') in selected metropolitan markets across the United States, offering a wide range of business telephony services, primarily to medium and large-sized business customers and other carriers. Time Warner Communications' customers are principally telecommunications-intensive businesses, long distance carriers, Internet service providers, wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications services, including dedicated transmission, local switched, data and video transmission services and certain Internet services. As of March 1, 1998, Time Warner Communications had deployed switches in 16 of its 19 metropolitan markets. Its networks have been constructed primarily through licensing the use of fiber capacity from Time Warner Cable.

     Time Warner Communications' business was commenced in 1993 by Time Warner Cable, originally to provide residential and business telephony services together with cable television. Since January 1997, Time Warner Communications has focused exclusively on the business segments.

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

OWNERSHIP OF TIME WARNER COMMON STOCK

     Pursuant to the LMC Agreement, immediately following consummation of the TBS Transaction, LMC exchanged the 50.6 million shares of Time Warner common stock, par value $.01 per share ('Time Warner Common Stock'), received by LMC in the TBS Transaction on a one-for-one basis for 50.6 million shares of Series LMCN-V Common Stock. In June 1997, LMC and its affiliates received 6.4 million additional shares of Series LMCN-V Common Stock pursuant to the provisions of an option agreement between the Company and LMC and its affiliates. Shares of Series LMCN-V Common Stock receive the same dividends and otherwise have the same rights as shares of Time Warner Common Stock except that (a) holders of Series LMCN-V Common Stock are entitled to 1/100th of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V Common Stock adverse to such holders, and (b) unlike shares of Time Warner Common Stock, shares of Series LMCN-V Common Stock are not subject to redemption by the Company if necessary to prevent the loss by the Company of any governmental license or franchise. The Series LMCN-V Common Stock is not transferable, except in limited circumstances, and is not listed on any securities exchange.

     LMC exchanged its shares of Time Warner Common Stock for Series LMCN-V Common Stock in order to comply with the FTC Consent Decree, which effectively prohibits LMC and its affiliates (including TCI) from owning voting securities of the Company other than securities that have limited voting rights. Shares of Series LMCN-V Common Stock are convertible on a one-for-one basis for shares of Time Warner Common Stock at any time when such conversion would no longer violate the FTC Consent Decree or have a Prohibited Effect (as defined below), including following a transfer to a third party.

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

     The managing general partners, both of which are wholly owned subsidiaries of Time Warner, may take any action without the approval or consent of the Board if such action may be authorized by the Time Warner Representatives without the approval of the US West Representatives. However, see 'Cable Management Committee,' below.

     Cable Management Committee. Subject to obtaining necessary franchise and other approvals, the businesses and operations of the cable television systems of TWE and TWE-A/N are governed by a Cable Management Committee (the 'Management Committee'). The systems that have been designated from time to time to be governed by the management committee and with respect to which all necessary franchise and other approvals have been obtained are referred to as the 'Designated Systems.' The Management Committee is comprised of six voting members, three designated by US West and three designated by TWE. If US West at any time owns less than 50% of the partnership interest which it owned, directly or indirectly, as of September 15, 1993 or if a 'change in control' of US West occurs, US West's right to designate any members of the Management Committee will terminate. The Designated Systems are managed on a day-to-day basis by the officers of Time Warner Cable. The approval of a majority of the members of the Management Committee is required for certain significant transactions relating to the Designated Systems, including, among other things, the sale, pledge or encumbrance of assets of the Designated Systems, the acquisition of cable assets, the making of commitments or expenditures relating to the Designated Systems, in each case subject to agreed upon thresholds, certain decisions with respect to design, architecture and designation of cable systems for upgrade and the adoption of the annual business plan.

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

RESTRICTIONS ON TRANSFER BY TIME WARNER GENERAL PARTNERS

     Time Warner General Partners. Any Time Warner General Partner is permitted to dispose of any partnership interest (and any Time Warner General Partner and any parent of any Time Warner General Partner may issue or sell equity) at any time so long as, immediately after giving effect thereto, (i) the Company would not own, directly or indirectly, less than (a) 43.75% of the residual equity of TWE, if such disposition occurs prior to the date on which the Class A Partners have received cash distributions of $500 million per $1 billion of investment, and (b) 35% of the residual equity of TWE if such disposition occurs after such date, (ii) no person or entity would own, directly or indirectly, a partnership interest greater than that owned, directly or indirectly, by the Company, and
(iii) a subsidiary of the Company would be a managing general partner of TWE.

     No other dispositions are permitted, except that the Company may sell its entire partnership interest subject to the Class A Partners' rights of first refusal and 'tag-along' rights pursuant to which the Company must provide for the concurrent sale of the partnership interests of the Class A Partners so requesting.

                         CURRENCY RATES AND REGULATIONS

     The Company's foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. The Company cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 1 'Organization and Summary of Significant Accounting Policies
-- Foreign Currency' and Note 15 'Financial Instruments -- Foreign Currency Risk Management' to the consolidated financial statements set forth at pages F-26 and F-51, respectively, herein. For the revenues of foreign operations, see Note 16 'Segment Information' to the consolidated financial statements set forth on page F-55 herein.

                                   EMPLOYEES

     At December 31, 1997, the Company employed a total of approximately 67,900 persons. This number includes approximately 29,700 persons employed by TWE.

ITEM 2. PROPERTIES

CORPORATE, TBS, PUBLISHING AND MUSIC

     The following table sets forth certain information as of December 31, 1997 with respect to the Company's principal properties (over 250,000 square feet in area) that are used primarily by TBS and the Company's publishing and music divisions or occupied for corporate offices, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

                                                                  APPROXIMATE
                                                                  SQUARE FEET           TYPE OF OWNERSHIP
          LOCATION                       PRINCIPAL USE            FLOOR SPACE       EXPIRATION DATE OF LEASE
-----------------------------  ---------------------------------- -----------   ---------------------------------
New York, New York             Executive and administrative           560,000   Leased by the Company. Lease
  75 Rockefeller Plaza         offices (Corporate and Music)                    expires in 2014. Approximately
  Rockefeller Center                                                            90,800 sq. ft. are sublet to
                                                                                outside tenants.
New York, New York             Business and editorial offices       1,502,000   Leased by the Company. Most
  Time & Life Bldg.            (Publishing and Corporate)                       leases expire in 2007.
  Rockefeller Center                                                            Approximately 33,000 sq. ft. are
                                                                                sublet to outside tenants.
Atlanta, Georgia               Executive and administrative         1,570,000   Owned by the Company.
  One CNN Center               offices, studio (TBS)                            Approximately 146,000 sq. ft. are
                               retail, hotel and theatres                       sublet to outside tenants.
Atlanta, Georgia               Offices and studios (TBS)              311,000   Owned and occupied by the
  1050 Techwood Dr.                                                             Company.
Lebanon, Indiana               Warehouse space (Publishing)           500,455   Leased by the Company. Lease
  121 N. Enterprise Blvd.                                                       expires in 2006.
Mechanicsburg,                 Office and warehouse space             358,000   Owned and occupied by the
  Pennsylvania                 (Publishing)                                     Company.
  1225 S. Market St.
Indianapolis, Indiana          Warehouse space (Publishing)           252,000   Owned and occupied by the
  4200 N. Industrial                                                            Company.
  Street
Olyphant,                      Manufacturing, warehouses,           1,058,000   Owned and occupied by the
  Pennsylvania                 distribution and office space                    Company.
  1400 and 1444 East           (Music)
  Lackawanna Avenue
Nortorf,                       Manufacturing, distribution and        334,000   Owned and occupied by the
  Germany                      office space (Music)                             Company.
  Niedernstrasse 3-7
Alsdorf,                       Manufacturing, distribution and        269,000   Owned and occupied by the
  Germany                      office space (Music)                             Company.
  Max-Planck Strasse 1-9
Terre Haute,                   Manufacturing and office space         269,000   Leased by the Company. Lease
  Indiana                      (Music)                                          expires in 2001.
  Bldg. 102, Fort Harrison
  Industrial Park

CABLE NETWORKS -- HBO, FILMED ENTERTAINMENT AND CABLE

     The following table sets forth certain information as of December 31, 1997 with respect to principal properties (over 250,000 square feet in area) owned or leased by the Company's Cable Networks -- HBO, Filmed Entertainment and cable television businesses, all of which the Company considers adequate for its present needs, and all of which were substantially used by TWE.

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
  Americas
Burbank, California       Sound stages,                  3,303,000            Owned by TWE.
  The Warner Bros.        administrative, technical and  sq. ft. of
  Studio                  dressing room structures,      improved
                          screening theaters, machinery  space on 158
                          and equipment facilities,      acres(a)
                          back lot and parking lot and
                          other Burbank properties
                          (Filmed Entertainment)
Baltimore, Maryland       Warehouse (Filmed              387,000 sq. ft.      Owned by TWE.
  White Marsh             Entertainment)
West Hollywood,           Sound stages,                  350,000              Owned by TWE.
  California              administrative,                sq. ft. of
  The Warner              technical and dressing         improved
  Hollywood Studio        room structures, screening     space on 11
                          theaters, machinery and        acres
                          equipment facilities (Filmed
                          Entertainment)
Valencia, California      Location filming (Filmed       232 acres            Owned by TWE.
  Undeveloped Land        Entertainment)
                                                         ------------------

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

     In October 1993, 15 music performers or representatives of deceased performers, on behalf of an alleged similarly-situated class, filed suit in the United States District Court for the Northern District of Georgia against approximately 50 record companies, including four WMG record labels. (Samuel D. Moore, et al. v. American Federation of Television and Radio Artists, et al., No. 93-Civ-2358). Plaintiffs claimed that the recording companies, the American Federation of Television and Radio Artists ('AFTRA') (their union), and the AFTRA Health and Retirement Fund (the 'Fund') under-reported and under-contributed to the Fund, in violation of ERISA, in breach of contract and fiduciary duty, through fraud and embezzlement, and in violation of RICO. Plaintiffs sought substantial, but unquantified, monetary damages, treble damages, attorneys' fees and costs and the imposition of a constructive trust over their master recordings. Following a series of motions, on August 2, 1994, the court dismissed the claims against the Fund and the Fund's trustees, and dismissed all claims against the defendant recording companies except the RICO claim. The record company defendants then answered the

RICO claim, denying its material allegations and alleging defenses. After certain discovery, the defendants, on January 29, 1997, moved for summary judgment. A second, similar lawsuit, commenced by the same plaintiffs in the United States District Court for the Southern District of New York, alleging a class action and derivative claims on behalf of the Fund against essentially the same defendants has, after various motions by defendants, been combined with the first action in the Northern District of Georgia. Defendants moved to dismiss the newly-added counts on December 18, 1996. On August 14, 1997, the Court granted the record company defendants' motion to dismiss the new ERISA claims but denied the defendants' motion to dismiss the newly-added state law claims for breach of contract and fraud and their motion for summary judgment on the RICO claims. The Court also denied a motion by the Fund and the Fund Trustees to dismiss the claims asserted against them. On January 20, 1998, the Court denied plaintiffs' motions for class certification of the remaining claims against the record company defendants and against the Fund and Fund Trustees. Accordingly, the case is now limited to the individual claims of the 15 named plaintiffs, which remain pending before the Court. Plaintiffs have filed a motion seeking certification of the Court's Order of January 20, 1998, so that an appeal can immediately be taken to the Eleventh Circuit Court of Appeals. Additionally, plaintiffs have filed a motion seeking either entry of final judgment on the ERISA claims dismissed by the Court's Order of August 14, 1997, or, in the alternative, certification of that Order for immediate appeal. Both motions remain pending.

     On July 14, 1994, the Company received a civil investigative demand from the United States Department of Justice in furtherance of an investigation into certain worldwide activities of WMG and other companies in the recorded music industry principally related to cable, wire and satellite-delivered music and music video programmers. The Company has complied with the civil investigative demand and provided information and produced documents as required by a 1997 decision of the United States District Court for the District of Columbia.

     On May 30, 1995, a purported class action was filed with the United States District Court for the Central District of California, entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 95-3536. The plaintiff, representing a class of direct purchasers of recorded music compact discs ('CDs'), alleged that Warner Elektra Atlantic Corporation ('WEA'), along with five other distributors of CDs, violated the federal antitrust laws by engaging in a conspiracy to fix the prices of CDs, and sought an injunction and treble damages. On January 9, 1996, the defendants' motion to dismiss the amended complaint was granted and the action was dismissed, with prejudice. Plaintiff appealed the dismissal to the United States Court of Appeals for the Ninth Circuit, No. 96-55264. On July 3, 1997, the United States Court of Appeals for the Ninth Circuit reversed the dismissal of the amended complaint and remanded the case to the District Court, holding that the amended complaint was sufficient to meet the pleading requirements of the Federal Rules and that the action should proceed. On October 29, 1997, the District Court stayed proceedings in the action due to the filing on May 12, 1997 of a Chapter 7 Petition under the U.S. Bankruptcy Code by plaintiff.

     Litigation relating to the 1990 merger of Time Inc. and WCI has either been dismissed or has been dormant for years. The litigation is described in previous reports on Form 10-K filed by the Company.

     As the Company has disclosed and discussed more fully in previous reports on Form 10-K filed by the Company, three complaints (two on October 30, 1995 and one on March 12, 1996) were filed in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, certain officers and directors of the Company, and other defendants, by stockholders of the Company, purportedly derivatively on behalf of the Company. These complaints allege, among other things, that in connection with the then proposed TBS Transaction, some or all of the defendants violated various fiduciary duties owed to the Company and its stockholders. Among other relief demanded, these complaints sought an injunction against consummation of the TBS Transaction, an accounting to the Company for individual defendants' alleged profits and plaintiffs' alleged damages. There has been no activity in these actions since defendants made motions to dismiss two of them in November 1995 and April 1996, respectively.

     As the Company has disclosed and discussed more fully in previous reports on Form 10-K filed by the Company, fifteen actions against TBS, the Company, certain officers and directors of TBS or TWE, and other defendants, purportedly on behalf of a class of TBS shareholders, filed in Superior Court, Fulton County, Georgia in connection with the TBS Transaction have been consolidated. On February 29, 1996, plaintiffs filed their third amended consolidated supplemental and derivative class action complaint (the 'Third Amended Complaint') alleging, among other things, that the terms of the TBS Transaction were unfair to TBS shareholders and that, in connection with the TBS Transaction, the defendants acted fraudulently, had breached or aided and abetted the breach of fiduciary common law and statutory duties owed to TBS shareholders and that the vote of the TBS Board approving the TBS Transaction did not comply with legal requirements. Among other relief demanded, the Third Amended Complaint sought damages, an injunction against the consummation of the TBS Transaction and related transactions, and an auction of TBS. Plaintiffs' request for a preliminary injunction was denied in October 1996 and in December 1996, the Court granted defendants' motion for judgment on the pleadings with respect to certain claims in the Third Amended Complaint and also granted plaintiffs' motion for leave to file a fourth amended complaint. In January 1997, plaintiffs filed a fourth amended class action complaint containing allegations and requesting relief substantially similar in substance to the Third Amended Complaint. On July 14, 1997, defendants' motion for summary judgment on plaintiffs' fourth amended complaint and defendants' motion for final judgment on the Third Amended Complaint were both granted. On July 23, 1997, plaintiffs filed a notice of appeal from these decisions; the appeal has now been fully briefed and is awaiting decision.

     On July 25, 1996, WEA was served with an antitrust civil investigative demand from the Office of the Attorney General of the State of Florida that calls for the production of documents in connection with an investigation to determine whether there is, has been or may be a conspiracy to fix the prices of CDs or conduct consisting of unfair methods of competition or unfair trade practices in the sale and marketing of CDs. WEA produced documents in compliance with the investigative demand. By letter dated January 8, 1998, WEA was notified by the Office of the Attorney General of the State of Florida that certain documents that WEA had produced to its office were shared under a confidentiality provision in the Florida statutes with the Office of the Attorney General of the State of Illinois and the Office of the Attorney General of the State of New York. To date, no action has been taken by the Attorney Generals of these states.

     On March 19, 1997, Six Flags Theme Parks Inc. ('Six Flags') and its wholly-owned subsidiary Six Flags Over Georgia, Inc. commenced a declaratory judgment action in the Superior Court of Gwinnett County, Georgia, entitled Six Flags Over Georgia, Inc. and Six Flags Theme Parks, Inc. v. Six Flags Fund, Ltd. and Avram Salkin, as Trustee of the Claims Trust. The action sought, among other things, a declaration and determination of the rights and obligations of the partners of Six Flags Over Georgia, L.P. with respect to certain disputed partnership matters and an accounting of all partnership affairs. The parties have since been realigned, so that the original defendants are now the plaintiffs in the action and Six Flags Entertainment Corporation, the parent company of Six Flags that is 49% owned by TWE, and certain of its subsidiaries and TWE are now the defendants against whom additional claims have been made. These claims seek imposition of a constructive trust, compensatory damages of in excess of $250 million and unspecified punitive damages for alleged breach of fiduciary duty, conversion, fraud and conspiracy allegedly committed by the counterclaim-defendants in connection with the management of the Six Flags Over Georgia theme park. The parties are currently engaged in document discovery. TWE and its 51% partner in Six Flags will retain financial responsibility for this litigation following completion of the sale of Six Flags. (See Item 1. 'Entertainment -- Other Entertainment Assets').

     On April 11, 1997, the Washington and Dallas offices of the Federal Trade Commission notified WEA that they had commenced a preliminary investigation into whether WEA and others may be violating or have violated laws against unfair competition by the adoption, implementation or maintenance of minimum advertised pricing programs. On September 23, 1997, Warner Communications Inc. was served by the Federal Trade Commission with a subpoena duces tecum calling for the production of documents in connection with a nonpublic investigation into whether the recorded music distribution companies and others may be engaging or may have engaged in unfair methods of competition through the adoption, implementation and maintenance of cooperative advertising programs that included minimum advertised price provisions. WEA produced documents in response to the subpoena.

     On September 30, 1997, a purported class action was commenced in the United States District Court for the Central District of California entitled Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music and Video Distribution, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. 97-7226. On October 16, 1997, plaintiffs filed a first amended complaint. The plaintiffs, purporting to represent a class of direct purchasers of CDs, allege that WEA, along with five other distributors of CDs, violated the federal and state antitrust laws by engaging in a conspiracy to fix the prices of CDs and seek an injunction and treble damages. On December 22, 1997, WEA answered the action, denying the material allegations of the amended complaint, asserting affirmative defenses and demanding judgment against plaintiffs.

     On December 2, 1997, a purported class action was commenced in the United States District Court for the Central District of California entitled Third Street Jazz and Rock Holding Corporation v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music and Video Distribution, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 97-8864. The claims asserted are substantially the same as those asserted in the Chandu Dani action reported above. On December 24, 1997, WEA answered the action, denying the material allegations of the complaint, asserting affirmative defenses and demanding judgment against plaintiffs.

     On January 28, 1998, a purported class action was commenced in the United States District Court for the Southern District of New York entitled Nathan Muchnick, Inc. v. Sony Music Entertainment, Inc., PolyGram Group Distribution, Inc., Bertelsmann Music Group, Inc., Universal Music and Video Distribution, Warner Elektra Atlantic Corporation and EMI Music Distribution, No. 98 Civ. 0612. The claims asserted are substantially the same as those asserted in the Chandu Dani action reported above. On February 23, 1998, WEA answered the action, denying the material allegations of the complaint, asserting affirmative defenses and demanding judgment against plaintiffs.

     On February 2, 1998, a complaint was filed by the Attorney General of the State of Florida in The Circuit Court of the Thirteenth Judicial District in Hillsborough Country Florida against American Family Publishers ('AFP'). AFP is 50% owned by the Company. This complaint, and publicity surrounding it and AFP's sweepstakes solicitations, has resulted in the filing of additional actions against AFP by the Attorney General of Connecticut and by various private parties both as individuals and as purported class representatives. As of March 13, 1998, there have been 20 such actions filed against AFP in various state and federal courts. Seven of these actions, including the action by the Florida Attorney General, name as a party AFP's processing and customer service vendor, Time Customer Service Inc., a wholly owned subsidiary of the Company. One private action is filed against Time Warner 'doing business as American Family Publishers.' All of the actions allege that AFP's sweepstakes magazine solicitations misrepresent that the recipient has won the grand prize in AFP's sweepstakes. The actions seek restitution, attorneys's fees and injunctive relief. To date, no replies or motions have been filed. On March 16, 1998, AFP and the Attorneys General of 32 states and the District of Columbia announced the settlement of previously commenced investigations. AFP admitted no wrongdoing and agreed to a payment in reimbursement of investigative expenses.

     By letter dated February 12, 1998, the New York State Attorney General advised the Company of the termination of an antitrust investigation begun in 1996 regarding the carriage of video programming services on Time Warner's cable systems, including its decision to carry the MSNBC news service and not the Fox News Channel.

     On February 17, 1998, a purported class action was commenced in the Circuit Court of Cocke County, Tennessee at Newport, entitled Ottinger & Silvey, et. al., v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc., and Polygram Group Distribution, Inc. The action is brought on behalf of persons who from January 29, 1993 to the present, purchased CDs indirectly from the defendants in Alabama, Arizona, California, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia and Wisconsin, and alleges that the defendants are engaged in a conspiracy to fix the prices of CDs, in violation of the antitrust, unfair trade practices and consumer protection statutes of each of those jurisdictions.

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

     Not Applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G (3), the information regarding the Company's executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

     The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 14, 1998, of such officer:

                    NAME                        AGE                              OFFICE
---------------------------------------------   ---   ------------------------------------------------------------
Gerald M. Levin..............................   58    Chairman of the Board and Chief Executive Officer
R.E. Turner..................................   59    Vice Chairman of the Board
Richard D. Parsons...........................   49    President
Richard J. Bressler..........................   40    Executive Vice President and Chief Financial Officer
Peter R. Haje................................   63    Executive Vice President, General Counsel and Secretary
Timothy A. Boggs.............................   47    Senior Vice President
John A. LaBarca..............................   55    Senior Vice President and Controller
Philip R. Lochner, Jr. ......................   55    Senior Vice President

     Set forth below are the principal positions held by each of the executive officers named above since March 1, 1993:

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

Mr. Bressler...........................  Executive Vice President and Chief Financial Officer since January 15,
                                           1998. Prior to that, he served as Senior Vice President and Chief
                                           Financial Officer from March 16, 1995; as Senior Vice President,
                                           Finance from January 2, 1995; and as a Vice President prior to that.

Mr. Haje...............................  Executive Vice President and General Counsel since October 1, 1990 and
                                           Secretary since May 20, 1993.

Mr. Boggs..............................  Senior Vice President since November 19, 1992.

Mr. LaBarca............................  Senior Vice President and Controller since May 15, 1997. Prior to that, he served as Vice President and Controller from January 19, 1995; Vice
                                           President, Director of Internal Audit from May 1, 1993; and Senior
                                           Partner at Ernst & Young LLP prior to that.

Mr. Lochner............................  Senior Vice President since July 18, 1991.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for the Company's Common Stock is the New York Stock Exchange. For quarterly price information with respect to the Company's Common Stock for the two years ended December 31, 1997, see 'Quarterly Financial Information' at page F-62 herein, which information is incorporated herein by reference. The approximate number of holders of record of the Company's Common Stock as of January 30, 1998 was 25,000.

     For information on the frequency and amount of dividends paid with respect to the Company's Common Stock during the two years ended December 31, 1997, see 'Quarterly Financial Information' at page F-62 herein, which information is incorporated herein by reference.

     There is no established public trading market for the Company's Series LMCN-V Common Stock, which as of January 30, 1998 was held of record by four holders. Information with respect to the issuance of the outstanding shares of Series LMCN-V Common Stock pursuant to Section 4(2) of the Securities Act of 1933 in connection with the TBS Transaction is set forth in Note 2, 'Mergers and Acquisitions,' to the Company's consolidated financial statements included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information of the Company for the five years ended December 31, 1997 is set forth at pages F-60 and F-61 herein and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption 'Management's Discussion and Analysis' at pages F-2 through F-20 herein is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption 'Interest Rate and Foreign Currency Risk Management' at pages F-19 and F-20 herein is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth at pages F-21 through F-57, F-63 and F-64, and F-58 herein are incorporated herein by reference.

     Quarterly Financial Information set forth at page F-62 herein is incorporated herein by reference.

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

     Information called for by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its 1998 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company's executive officers called for by Item 401(b) of Regulation S-K has been included in PART I of this report and the information called for by Items 402(k) and 402(l) of Regulation S-K is not incorporated by reference.

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

          (ii) The unaudited financial statements of Turner Broadcasting System, Inc. for the quarterly period ended September 30, 1996 are incorporated herein by reference from pages 2 to 9 of the Quarterly Report on Form 10-Q for the nine months ended September 30, 1996 of Turner Broadcasting System, Inc. and are filed as an exhibit to this report.

          (iii) The financial statements of Turner Broadcasting System, Inc. and the report of independent accountants thereon are incorporated herein by reference from pages 31 to 53 of the Annual Report to Shareholders incorporated by reference into the Annual Report on Form 10-K for the year ended December 31, 1995 of Turner Broadcasting System, Inc. and are filed as an exhibit to this report.

          (iv) The unaudited financial statements of the Time Warner Service Partnerships for the quarterly period ended September 30, 1995 included in the Current Report on Form 8-K of Time Warner Entertainment Company, L.P. (Reg. No. 33-53742) dated November 28, 1995 ('TWE's 1995 Form 8-K') are incorporated herein by reference and are filed as an exhibit to this report.

          (v) The unaudited financial statements of Paragon Communications for the quarterly period ended June 30, 1995 included in TWE's 1995 Form 8-K are incorporated herein by reference and are filed as an exhibit to this report.

     All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

     (3) Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.19 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

     (b) Reports on Form 8-K.

          (i) The Company filed a Current Report on Form 8-K dated November 13, 1997 setting forth in Item 7 certain pro forma financial statements of the Company and the Time Warner Entertainment Group as of and for the nine months ended September 30, 1997 and for the year ended December 31, 1996, giving effect to the transfer by a wholly owned subsidiary of Time Warner of cable television systems serving approximately 650,000 subscribers to the Time Warner Entertainment-Advance/Newhouse Partnership ('TWE-A/N') subject to approximately $1 billion of debt, in exchange for equity interests in TWE-A/N, as well as certain related transactions.

          (ii) The Company filed a Current Report on Form 8-K dated February 10, 1998 setting forth in Item 5 the Company's results of operations for the quarter and year ended December 31, 1997.

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

Date: March 25, 1998

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

                SIGNATURE                                       TITLE                              DATE
------------------------------------------  ---------------------------------------------   -------------------
          /s/ Gerald M. Levin               Director, Chairman of the Board and Chief         March 25, 1998
 .........................................    Executive Officer (principal executive
            (GERALD M. LEVIN)                 officer)

         /s/ Richard J. Bressler            Executive Vice President and Chief Financial      March 25, 1998
 .........................................    Officer (principal financial officer)
          (RICHARD J. BRESSLER)

           /s/ John A. LaBarca              Senior Vice President and Controller              March 25, 1998
 .........................................    (principal accounting officer)
            (JOHN A. LABARCA)

             /s/ Merv Adelson               Director                                          March 25, 1998
 .........................................
              (MERV ADELSON)

           /s/ J. Carter Bacot              Director                                          March 25, 1998
 .........................................
            (J. CARTER BACOT)

        /s/ Stephen F. Bollenbach           Director                                          March 25, 1998
 .........................................
         (STEPHEN F. BOLLENBACH)

       /s/ Beverly Sills Greenough          Director                                          March 25, 1998
 .........................................
        (BEVERLY SILLS GREENOUGH)

          /s/ Gerald Greenwald              Director                                          March 25, 1998
 .........................................
            (GERALD GREENWALD)

           /s/ Carla A. Hills               Director                                          March 25, 1998
 .........................................
             (CARLA A. HILLS)

                SIGNATURE                                       TITLE                              DATE
------------------------------------------  ---------------------------------------------   -------------------
             /s/ Reuben Mark                                  Director                        March 25, 1998
 .........................................
              (REUBEN MARK)

           /s/ Michael A. Miles                               Director                        March 25, 1998
 .........................................
            (MICHAEL A. MILES)

          /s/ Richard D. Parsons                              Director                        March 25, 1998
 .........................................
           (RICHARD D. PARSONS)

          /s/ Donald S. Perkins                               Director                        March 25, 1998
 .........................................
           (DONALD S. PERKINS)

          /s/ Raymond S. Troubh                               Director                        March 25, 1998
 .........................................
           (RAYMOND S. TROUBH)

            /s/ R. E. Turner                                  Director                        March 25, 1998
 .........................................
              (R. E. TURNER)

       /s/ Francis T. Vincent, Jr.                            Director                        March 25, 1998
 .........................................
        (FRANCIS T. VINCENT, JR.)

          TIME WARNER INC. AND TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND OTHER FINANCIAL INFORMATION

                                                                                                        PAGE
                                                                                                   ---------------
                                                                                                    TIME
                                                                                                   WARNER     TWE
                                                                                                   ------    -----
Management's Discussion and Analysis of Results of Operations and Financial Condition...........     F-2      F-66
Consolidated Financial Statements:
     Balance Sheet..............................................................................    F-21      F-77
     Statement of Operations....................................................................    F-22      F-78
     Statement of Cash Flows....................................................................    F-23      F-79
     Statement of Shareholders' Equity and Partnership Capital..................................    F-24      F-80
     Notes to Consolidated Financial Statements.................................................    F-25      F-81
Report of Management............................................................................    F-58
Report of Independent Auditors..................................................................    F-59     F-105
Selected Financial Information..................................................................    F-60     F-106
Quarterly Financial Information.................................................................    F-62     F-107
Supplementary Information.......................................................................    F-63
Financial Statement Schedule II -- Valuation and Qualifying Accounts............................    F-65     F-108

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     On October 10, 1996, Time Warner Inc. ('Time Warner' or the 'Company') acquired the remaining 80% interest in Turner Broadcasting System, Inc. ('TBS') that it did not already own (the 'TBS Transaction'). As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name (now known as Time Warner Companies, Inc., 'TW Companies'), and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. References herein to 'Time Warner' or the 'Company' refer to TW Companies prior to October 10, 1996 and Time Warner Inc. thereafter.

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

OVERVIEW

     Time Warner and the Entertainment Group each had a strong financial performance in 1997, as measured by the operating performance of their businesses and the improved strength of their financial condition, as more fully described herein. This performance was driven by solid business fundamentals at most of their businesses and a disciplined financial focus on cost management and controlling capital spending.

USE OF EBITA

     During 1997, management concluded that the most appropriate measure for evaluating the operating performance of Time Warner's and the Entertainment Group's business segments is operating income before noncash amortization of intangible assets ('EBITA'). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method, including the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of TBS in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995. The exclusion of noncash amortization charges is also consistent with management's belief that Time Warner's intangible assets, such as cable television and sports franchises, music catalogues and copyrights, film and television libraries and the goodwill associated with its brands, are generally increasing in value and importance to Time Warner's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of Time Warner and the Entertainment Group includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

     Time Warner and the Entertainment Group completed a number of transactions in 1996 and 1995 which have affected the comparability of each entity's results of operations. For Time Warner, these transactions included the TBS Transaction in 1996, the Cable Acquisitions in 1996 and 1995, the ITOCHU/Toshiba Transaction in 1995, the Preferred Stock Refinancing in 1996 and certain other debt refinancings in 1996 and 1995 (the 'TW Transactions'). For the Entertainment Group, these transactions included the formation of the TWE-Advance/Newhouse Partnership ('TWE-A/N') in 1995, the refinancing of TWE's bank debt and certain asset sales in 1995, including the initial sale of 51% of TWE's interest in Six Flags (the 'Entertainment Group Transactions' and, when taken together with the TW Transactions, the 'Time Warner Transactions'). These transactions are more fully discussed in the notes to the accompanying consolidated financial statements.

     In order to enhance comparability, the following discussion of results of operations for Time Warner and the Entertainment Group is supplemented, where appropriate, by pro forma financial information that gives effect to the Time Warner Transactions as if such transactions had occurred at the beginning of the respective periods presented. The pro forma results are presented for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of those periods, nor are they necessarily indicative of future operating results.

RESULTS OF OPERATIONS

1997 VS. 1996

     EBITA and operating income for Time Warner and the Entertainment Group in 1997 and 1996 are as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------------
                                                             EBITA                               OPERATING INCOME
                                             -------------------------------------     -------------------------------------
                                             HISTORICAL    PRO FORMA    HISTORICAL     HISTORICAL    PRO FORMA    HISTORICAL
                                                1997         1996          1996           1997         1996          1996
                                             ----------    ---------    ----------     ----------    ---------    ----------
                                                                               (MILLIONS)
Time Warner:
Publishing................................     $  529       $   464       $  464         $  481       $   418       $  418
Music.....................................        467           653          653            166           361          361
Cable Networks-TBS........................        573           472          142            374           297           99
Filmed Entertainment-TBS..................        200          (116)          30            113          (202)           8
Cable.....................................        427           353          353            150            75           75
Intersegment elimination..................        (13)          (10)           5            (13)          (10)           5
                                             ----------    ---------    ----------     ----------    ---------    ----------
Total.....................................     $2,183       $ 1,816       $1,647         $1,271       $   939       $  966
                                             ----------    ---------    ----------     ----------    ---------    ----------
                                             ----------    ---------    ----------     ----------    ---------    ----------
Entertainment Group:
Filmed Entertainment-Warner Bros..........     $  404       $   379       $  379         $  281       $   254       $  254
Broadcasting-The WB Network...............        (88)          (98)         (98)           (88)          (98)         (98)
Cable Networks-HBO........................        391           328          328            391           328          328
Cable(1)..................................      1,184           917          917            877           606          606
                                             ----------    ---------    ----------     ----------    ---------    ----------
Total.....................................     $1,891       $ 1,526       $1,526         $1,461       $ 1,090       $1,090
                                             ----------    ---------    ----------     ----------    ---------    ----------
                                             ----------    ---------    ----------     ----------    ---------    ----------

------------

(1) Includes net gains of approximately $200 million recognized in 1997 related to the sale or exchange of certain cable television systems.

     Time Warner had revenues of $13.294 billion, income of $301 million before an extraordinary loss on the retirement of debt ($.03 loss per common share after preferred dividend requirements) and net income of $246 million ($.13 loss per common share after preferred dividend requirements) in 1997, compared to revenues of $10.064 billion, a loss of $156 million before an extraordinary loss on the retirement of debt ($.95 per

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

common share) and a net loss of $191 million ($1.04 per common share) in 1996. Time Warner's equity in the pretax income of the Entertainment Group was $686 million in 1997, compared to $290 million in 1996.

     Time Warner's historical results of operations include the operating results of TBS from October 10, 1996. On a pro forma basis, giving effect to the Time Warner Transactions that occurred in 1996 as if each of such transactions had occurred at the beginning of 1996, Time Warner would have reported for the year ended December 31, 1996, revenues of $12.799 billion, depreciation expense of $368 million, EBITA of $1.816 billion, operating income of $939 million, equity in the pretax income of the Entertainment Group of $290 million, a loss before extraordinary item of $282 million ($1.04 per common share) and a net loss of $317 million ($1.10 per common share). No pro forma financial information has been presented for Time Warner for the year ended December 31, 1997 because all of such transactions are already reflected in the historical financial statements of Time Warner.

     Time Warner's operating results improved from a pro forma net loss of $317 million for the year ended December 31, 1996 to net income of $246 million for the year ended December 31, 1997. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's EBITA and operating income, a significant increase in income from its equity in the pretax income of the Entertainment Group and a $200 million pretax gain recognized in 1997 in connection with the redemption of certain mandatorily redeemable preferred securities and the related disposal of its interest in Hasbro, Inc., offset in part by a $20 million increase in extraordinary losses on the retirement of debt recorded in each period. On a historical basis, such underlying operating trends were mitigated by an overall increase in interest expense principally relating to the assumption of approximately $2.8 billion of debt in the TBS Transaction, and an increase in noncash amortization of intangible assets, also relating to the TBS Transaction. On a historical basis, after preferred dividend requirements that increased by $62 million due to the April 1996 issuance of Series M Preferred Stock, Time Warner's net loss applicable to common shares improved to $73 million for the year ended December 31, 1997, compared to $448 million for the year ended December 31, 1996. This improvement, as well as the dilutive effect from issuing 179.8 million shares of common stock in connection with the TBS Transaction, resulted in a net loss per common share of $.13 for the year ended December 31, 1997, compared to a $1.04 net loss per common share for the year ended December 31, 1996.

     On a historical basis, the Entertainment Group had revenues of $11.328 billion, income of $642 million before an extraordinary loss on the retirement of debt and net income of $619 million in 1997, compared to revenues of $10.861 billion and net income of $220 million in 1996. As discussed more fully below, the Entertainment Group's net income increased significantly in 1997 as compared to 1996 due to an overall increase in EBITA and operating income generated by its business segments, including approximately $200 million of net gains recognized in 1997 related to the sale or exchange of certain cable television systems, and the recognition of an approximate $250 million gain in 1997 related to the sale of TWE's interest in E! Entertainment Television, Inc. These increases were offset in part by the recognition of a $23 million extraordinary loss on the retirement of debt in 1997 and an increase in minority interest expense related to TWE-A/N.

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

TIME WARNER

     Publishing. Revenues increased to $4.290 billion, compared to $4.117 billion in 1996. EBITA increased to $529 million from $464 million. Operating income increased to $481 million from $418 million. Excluding

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

the effect of operations that were either recently sold or acquired, revenues benefited from a significant increase in magazine advertising revenues, as well as increases in circulation and direct marketing revenues. Contributing to the revenue gains were increases achieved by People, Sports Illustrated, Time, Entertainment Weekly, In Style and direct marketer Book-of-the-Month Club. EBITA and operating income increased principally as a result of the revenue gains and, to a lesser extent, continued cost savings.

     Music. Revenues decreased to $3.691 billion, compared to $3.949 billion in 1996. EBITA decreased to $467 million from $653 million. Operating income decreased to $166 million from $361 million. Despite the Music division having a leading domestic market share for the year of 20%, the decline in revenues principally related to softness in the overexpanded U.S. retail marketplace, artist delays affecting the timing of releases of new product and a decline in international recorded music sales. EBITA and operating income decreased principally as a result of the decline in revenues and lower results from direct marketing activities, offset in part by certain one-time gains. Management expects that these domestic and international trends will continue through the first quarter of 1998, after which the Music division is expected to benefit from the release of new products from popular established artists.

     Cable Networks-TBS. Cable Networks results reflect the acquisition of TBS effective in October 1996. Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

     Revenues increased to $2.900 billion, compared to $2.477 billion on a pro forma basis in 1996. EBITA increased to $573 million from $472 million. Operating income increased to $374 million from $297 million. Revenues benefited from increases in advertising and subscription revenues. Advertising revenues increased due to a strong overall advertising market for the division's major branded networks, including TNT, TBS Superstation, CNN and Cartoon Network. Subscription revenues increased as a result of higher rates and an increase in subscriptions, primarily at TNT, CNN, Cartoon Network and Turner Classic Movies. EBITA and operating income increased principally as a result of the revenue gains, offset in part by start-up costs for new networks, including the sports news network CNN/SI and the Spanish-language news network CNN en Espanol.

     On December 31, 1997, the TBS Superstation was converted from an advertiser-supported broadcast super-station to a copyright-paid, cable television service, which allows it to charge cable operators for the right to carry its cable television programming. The creation of this new subscription revenue stream is expected to contribute positively to operating results beginning in 1998.

     Filmed Entertainment-TBS. Filmed Entertainment results reflect the acquisition of TBS effective in October 1996. Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

     Revenues increased to $1.531 billion, compared to $1.458 billion on a pro forma basis in 1996. EBITA increased to $200 million from a loss of $116 million. Operating income increased to $113 million from a loss of $202 million. Revenues benefited from increases in worldwide theatrical, home video and television distribution revenues. EBITA and operating income increased principally as a result of the revenue gains, merger-related cost savings and the absence of approximately $200 million of write-offs recorded in 1996 that related to disappointing results for theatrical releases.

     Cable. Revenues increased to $997 million, compared to $909 million in 1996. EBITA increased to $427 million from $353 million. Operating income increased to $150 million from $75 million. Revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's 'social contract' with the Federal Communications Commission (the 'FCC') and an increase in advertising and pay-per-view revenues. EBITA and operating income increased principally as a result of the revenue gains, as well as gains of approximately $12 million recognized in 1997 in connection with the sale of certain investments.

     Interest and Other, Net. Interest and other, net, decreased to $1.044 billion in 1997, compared to $1.174 billion in 1996. Interest expense increased to $1.049 billion, compared to $968 million, principally due to the

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

assumption of approximately $2.8 billion of debt in the TBS Transaction. There was other income, net, of $5 million in 1997 compared to other expense, net, of $206 million in 1996, principally because of the recognition of a $200 million pretax gain in 1997 in connection with the redemption of certain mandatorily redeemable preferred securities and the related disposal of Time Warner's interest in Hasbro, Inc. and lower losses from the reduction in carrying value of certain investments, offset in part by costs associated with the Company's receivables securitization program.

ENTERTAINMENT GROUP

     Filmed Entertainment-Warner Bros. Revenues decreased to $5.472 billion, compared to $5.648 billion in 1996. EBITA increased to $404 million from $379 million. Operating income increased to $281 million from $254 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by increases in worldwide television distribution revenues. EBITA and operating income increased principally as a result of high-margin sales of library product that contributed to the strong performance of worldwide television distribution operations, cost savings and certain one-time gains, offset in part by higher depreciation principally relating to the expansion of theme parks and consumer products operations.

     Broadcasting-The WB Network. Revenues increased to $136 million, compared to $87 million in 1996. EBITA and operating losses improved to a loss of $88 million from a loss of $98 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss improved principally as a result of the revenue gains and the effect of an increase in a limited partner's interest in the network that occurred in early 1997. Due to the start-up nature of this national broadcast operation and the addition of a fourth night of primetime programming in January 1998, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $1.923 billion, compared to $1.763 billion in 1996. EBITA and operating income increased to $391 million from $328 million. Revenues benefited primarily from an increase in subscriptions to 33.6 million from 32.4 million at the end of 1996. EBITA and operating income improved principally as a result of the revenue gains and, to a lesser extent, cost savings.

     Cable. Revenues increased to $4.243 billion, compared to $3.851 billion in 1996. EBITA increased to $1.184 billion from $917 million. Operating income increased to $877 million from $606 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's 'social contract' with the FCC and an increase in advertising and pay-per-view revenues. EBITA and operating income increased principally as a result of the revenue gains, as well as net gains of approximately $200 million recognized in 1997 in connection with the sale or exchange of certain cable systems. The increases in EBITA and operating income were partially offset by higher depreciation related to capital spending.

     As of December 31, 1997, including the wholly owned cable operations of TWI Cable Inc. ('TWI Cable'), there were 12.6 million subscribers under the management of the Entertainment Group's Cable division, as compared to 12.3 million subscribers at the end of 1996.

     Interest and Other, Net. Interest and other, net, decreased to $357 million in 1997, compared to $524 million in 1996. Interest expense increased to $494 million, compared to $478 million in 1996. There was other income, net, of $137 million in 1997, compared to other expense, net, of $46 million in 1996, principally due to higher gains on asset sales, including an approximate $250 million pretax gain on the sale of an interest in E! Entertainment Television, Inc. recognized in 1997. This income was offset in part by higher losses from reductions in the carrying value of certain investments and the dividend requirements on preferred stock of a subsidiary issued in February 1997.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

1996 VS. 1995

     EBITA and operating income for Time Warner and the Entertainment Group in 1996 and 1995 are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                                          EBITA                          OPERATING INCOME
                                            ---------------------------------    --------------------------------
                                               PRO FORMA        HISTORICAL          PRO FORMA        HISTORICAL
                                            ---------------   ---------------    ----------------  --------------
                                             1996     1995     1996     1995      1996      1995    1996    1995
                                            ------   ------   ------   ------    ------    ------  ------  ------
                                                                         (MILLIONS)
Time Warner:
Publishing................................. $  464   $  417   $  464   $  417    $  418    $  381  $  418  $  381
Music(1)...................................    653      595      653      595       361       321     361     321
Cable Networks-TBS.........................    472      445      142       --       297       267      99      --
Filmed Entertainment-TBS...................   (116)      28       30       --      (202)      (62)      8      --
Cable......................................    353      307      353       63        75        29      75      (5)
Intersegment elimination...................    (10)       6        5       --       (10)        6       5      --
                                            ------   ------   ------   ------    ------    ------  ------  ------
Total...................................... $1,816   $1,798   $1,647   $1,075    $  939    $  942  $  966  $  697
                                            ------   ------   ------   ------    ------    ------  ------  ------
                                            ------   ------   ------   ------    ------    ------  ------  ------
Entertainment Group:
Filmed Entertainment-Warner Bros........... $  379   $  377   $  379   $  377    $  254    $  253  $  254  $  253
Six Flags Theme Parks(2)...................     --       --       --       40        --        --      --      29
Broadcasting-The WB Network................    (98)     (66)     (98)     (66)      (98)      (66)    (98)    (66)
Cable Networks-HBO.........................    328      275      328      275       328       274     328     274
Cable......................................    917      842      917      810       606       533     606     502
                                            ------   ------   ------   ------    ------    ------  ------  ------
Total...................................... $1,526   $1,428   $1,526   $1,436    $1,090    $  994  $1,090  $  992
                                            ------   ------   ------   ------    ------    ------  ------  ------
                                            ------   ------   ------   ------    ------    ------  ------  ------

------------

(1) Includes pretax losses of $85 million recorded in 1995 related to certain businesses and joint ventures owned by the Music division which were restructured or closed.
(2) Deconsolidated as a result of the sale of a 51% interest in Six Flags effective as of June 23, 1995.

     Time Warner had revenues of $10.064 billion, a loss of $156 million before an extraordinary loss on the retirement of debt ($.95 per common share) and a net loss of $191 million ($1.04 per common share) in 1996, compared to revenues of $8.067 billion, a loss of $124 million before an extraordinary loss on the retirement of debt ($.46 per common share) and a net loss of $166 million ($.57 per common share) in 1995. Time Warner's equity in the pretax income of the Entertainment Group was $290 million in 1996, compared to $256 million in 1995.

     As discussed more fully below, the increase in Time Warner's historical net loss in 1996 principally resulted from an increase in interest expense relating to approximately $6.1 billion of debt assumed or incurred in the TBS Transaction and the Cable Acquisitions and a decrease in investment-related income primarily relating to lower gains on certain asset sales, which more than offset an overall increase in EBITA, operating income and increased income from its equity in the pretax income of the Entertainment Group. The increase in Time Warner's 1996 historical net loss per common share was further affected by a $205 million increase in preferred dividend requirements relating to the preferred stock issued in connection with the Preferred Stock Refinancing, the Cable Acquisitions and the ITOCHU/Toshiba Transaction, offset in part by the dilutive effect from issuing common stock in connection with the TBS Transaction.

     Time Warner's historical results of operations include the operating results of each acquired business from the respective closing date of each transaction. On a pro forma basis, giving effect to the Time Warner Transactions as if each of such transactions had occurred at the beginning of 1995, Time Warner would have reported for the years ended December 31, 1996 and 1995, respectively, revenues of $12.799 billion and

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

$12.154 billion, depreciation expense of $368 million and $349 million, EBITA of $1.816 billion and $1.798 billion, operating income of $939 million and $942 million, equity in the pretax income of the Entertainment Group of $290 million and $286 million, a loss before extraordinary item of $282 million and $230 million ($1.04 and $.96 per common share) and a net loss of $317 million and $272 million ($1.10 and $1.04 per common share).

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

     The Entertainment Group had revenues of $10.861 billion and net income of $220 million in 1996, compared to revenues of $9.629 billion, income of $170 million before an extraordinary loss on the retirement of debt and net income of $146 million in 1995. On a pro forma basis, giving effect to the Entertainment Group Transactions as if each of such transactions had occurred at the beginning of 1995, the Entertainment Group would have reported for the year ended December 31, 1995, revenues of $9.686 billion, depreciation expense of $644 million, EBITA of $1.428 billion, operating income of $994 million, income before extraordinary item of $203 million and net income of $179 million. No pro forma financial information has been presented for the Entertainment Group for the year ended December 31, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of the Entertainment Group.

     As discussed more fully below, the Entertainment Group's historical net income was higher in 1996 as compared to pro forma results in 1995 due to an overall increase in EBITA and operating income generated by its business segments, interest savings due to lower floating interest rates and the absence of a $24 million extraordinary loss on the retirement of debt recognized in 1995, offset in part by a decrease in investment-related income and an increase in minority interest expense related to TWE-A/N. On a historical basis, such underlying operating trends were enhanced by favorable comparisons as 1996 more fully benefited from the interest savings on lower average debt levels.

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

TIME WARNER

     Publishing. Revenues increased to $4.117 billion, compared to $3.722 billion in 1995. EBITA increased to $464 million from $417 million. Operating income increased to $418 million from $381 million. Revenues benefited from across-the-board increases in magazine circulation, advertising and book revenues. All major magazine brands achieved revenue gains, including People, Entertainment Weekly, and Sports Illustrated, the latter of which benefited in part from Olympics-related coverage. The increase in book revenues was led by the direct marketing businesses. EBITA and operating income increased principally as a result of the revenue gains.

     Music. Revenues decreased to $3.949 billion, compared to $4.196 billion in 1995. EBITA increased to $653 million from $595 million. Operating income increased to $361 million from $321 million. Operating results for 1995 included an $85 million charge relating to certain start-up businesses and joint ventures owned by the Music division which were restructured or closed. With regard to 1996, despite maintaining its leading

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

domestic market share of over 22%, the Music division's domestic recorded music operating results were negatively affected by the industry-wide softness in the overexpanded U.S. retail marketplace, which has resulted in a number of music retail store closings and higher returns of music product. The decline in revenues principally related to (i) the effects from the current U.S. retail environment, including an increase in the Music division's provision for returns, (ii) a decline in international recorded music sales and (iii) the absence of revenues from certain start-up businesses which are no longer being operated by the Music division. The increase in EBITA and operating income principally resulted from the absence of losses from certain start-up businesses and joint ventures, the absence of the $85 million charge recognized in 1995 and the inclusion of certain one-time gains, including gains on the sale of investments, offset in part by the decline in the worldwide recorded music business, a related increase in the Music division's provision for bad debts and lower results from direct marketing activities.

     Cable Networks-TBS. Cable Networks results reflect the acquisition of TBS effective in October 1996 and include revenues of $680 million, EBITA of $142 million and operating income of $99 million. Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

     On a pro forma basis, revenues increased to $2.477 billion, compared to $2.106 billion in 1995. EBITA increased to $472 million from $445 million. Operating income increased to $297 million from $267 million. Revenues benefited from increases in advertising and subscriptions. Advertising revenues increased due to a strong overall advertising market for TNT and the TBS Superstation, the continued expansion of CNN International, and increased viewership for the news networks during the 1996 U.S. political conventions and presidential campaign. Subscription revenues increased as a result of higher rates, as well as an increase in both cable and home satellite viewers, primarily at TNT, the Cartoon Network, CNN and CNN International. EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher sports and entertainment programming costs and start-up costs for three new networks, including CNN/SI.

     Filmed Entertainment-TBS. Filmed Entertainment results reflect the acquisition of TBS effective in October 1996, and include revenues of $455 million, EBITA of $30 million and operating income of $8 million. Such operating results are not comparable to the prior year and, accordingly, are discussed on a pro forma basis.

     On a pro forma basis, revenues increased to $1.458 billion, compared to $1.352 billion in 1995. EBITA decreased from $28 million in 1995 to a loss of $116 million in 1996. Operating losses increased to $202 million from $62 million. Revenues benefited from increases in worldwide theatrical and home video revenues. Worldwide theatrical revenues benefited from an increase in the number of theatrical releases. Home video revenues increased primarily due to an increase in sales of theatrical and existing library product. Despite such revenue increases, EBITA and operating income decreased principally as a result of disappointing results for theatrical releases, which resulted in approximately $200 million of write-offs at New Line and Castle Rock during the nine-month, pre-merger period.

     Cable. The 1996 Cable operating results increased as a result of the CVI Acquisition effective as of January 4, 1996, and the full year effect from the acquisitions of KBLCOM effective as of July 6, 1995 and Summit effective as of May 2, 1995. Revenues increased to $909 million, compared to $172 million in 1995. EBITA increased to $353 million from $63 million. Operating income increased to $75 million from a loss of $5 million.

     On a pro forma basis, Time Warner's Cable division had 1995 revenues of $847 million, EBITA of $307 million and operating income of $29 million. In comparison to 1995 pro forma results, 1996 revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's 'social contract' with the FCC and an increase in pay-per-view and advertising revenues. EBITA and operating income increased principally as a result of revenue gains, offset in part by higher depreciation relating to increased capital spending.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Interest and Other, Net. Interest and other, net, increased to $1.174 billion in 1996, compared to $877 million in 1995. Interest expense increased to $968 million, compared to $877 million. The increase in interest expense was principally due to the assumption or incurrence of approximately $6.1 billion of debt in the Cable Acquisitions and the TBS Transaction, offset in part by the favorable effect from Time Warner's redemption of its 8.75% Convertible Subordinated Debentures due 2015 (the '8.75% Convertible Debentures') and the reduction in debt associated with the Preferred Stock Refinancing. Other expense, net, increased to $206 million in 1996 from an immaterial amount in 1995, principally because of a decrease in investment-related income resulting from lower gains on certain asset sales, increased losses from reductions in the carrying value of certain investments and an increase in dividend requirements on preferred securities of subsidiaries issued in 1995 in connection with the redemption of the 8.75% Convertible Debentures.

ENTERTAINMENT GROUP

     Filmed Entertainment-Warner Bros. Revenues increased to $5.648 billion, compared to $5.078 billion in 1995. EBITA increased to $379 million from $377 million. Operating income increased to $254 million from $253 million. Revenues benefited from increases in worldwide home video, television distribution and consumer products operations, offset in part by lower international theatrical revenues. EBITA and operating income benefited principally from the revenue gains, offset in large part by a $54 million increase in depreciation principally related to the 1996 summer opening of an international theme park in Germany.

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags Entertainment Corporation ('Six Flags'), the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting. In February 1998, TWE entered into an agreement to sell its remaining 49% interest. See Note 4 to the accompanying consolidated financial statements.

     Broadcasting-The WB Network. The WB Network recorded EBITA and operating losses of $98 million on $87 million of revenues in 1996, compared to EBITA and operating losses of $66 million on $33 million of revenues in 1995. The increase in revenues and operating losses primarily resulted from the expansion of the WB Network's primetime programming schedule and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. In addition, operating losses for 1995 were mitigated by a favorable legal settlement. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $1.763 billion, compared to $1.607 billion in 1995. EBITA increased to $328 million from $275 million. Operating income increased to $328 million from $274 million. Revenues benefited primarily from a significant increase in subscriptions to 32.4 million from 29.7 million at the end of 1995. EBITA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $3.851 billion, compared to $3.094 billion in 1995. EBITA increased to $917 million from $810 million. Operating income increased to $606 million from $502 million. The 1996 Cable operating results increased as a result of the full year effect from the formation of TWE-A/N effective as of April 1, 1995, and the consolidation of Paragon Communications effective as of July 6, 1995.

     On a pro forma basis, the Entertainment Group's Cable division had 1995 revenues of $3.378 billion, EBITA of $842 million and operating income of $533 million. In comparison to 1995 pro forma results, 1996 revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's 'social contract' with the FCC and increases in advertising and pay-per-view revenues. EBITA and operating income increased principally as a result of revenue gains, offset in part by higher depreciation relating to increased capital spending.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     As of December 31, 1996, including the wholly owned cable operations of TWI Cable, there were 12.3 million subscribers under the management of the Entertainment Group's Cable division, as compared to 10.4 million subscribers at the end of 1995.

     Interest and Other, Net. Interest and other, net, decreased to $524 million in 1996, compared to $539 million in 1995. Interest expense decreased to $478 million, compared to $579 million in 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $46 million in 1996, compared to other income, net, of $40 million in 1995, principally due to an overall decrease in investment-related income. The decrease in investment-related income resulted from a reduction in interest income and lower aggregate gains on the sale of certain assets. The reduction in interest income related to lower average cash balances and lower average principal amounts due under the note receivable from U S WEST that was fully collected during 1996.

FINANCIAL CONDITION AND LIQUIDITY
DECEMBER 31, 1997
TIME WARNER
1997 FINANCIAL CONDITION

     At December 31, 1997, Time Warner had $11.8 billion of debt, $645 million of available cash and equivalents (net debt of $11.2 billion), $533 million of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of subsidiaries, $1.9 billion of Series M Preferred Stock and $9.4 billion of shareholders' equity, compared to $12.7 billion of debt, $452 million of available cash and equivalents (net debt of $12.2 billion), $488 million of borrowings against future stock option proceeds, $949 million of mandatorily redeemable preferred securities of subsidiaries, $1.7 billion of Series M Preferred Stock and $9.5 billion of shareholders' equity at December 31, 1996.

INVESTMENT IN TWE

     Time Warner's investment in TWE at December 31, 1997 consisted of interests in 74.49% of the Series A Capital and Residual Capital of TWE, and 100% of the Senior Capital and Series B Capital of TWE. Such priority capital interests provide Time Warner (and with respect to the Series A Capital only, U S WEST) with certain priority claims to the net partnership income of TWE and distributions of TWE partnership capital, including certain priority distributions of partnership capital in the event of liquidation or dissolution of TWE. Each level of priority capital interest provides for an annual rate of return equal to or exceeding 8%, including an above-market 13.25% annual rate of return (11.25% to the extent concurrently distributed) related to Time Warner's Series B Capital interest, which, when taken together with Time Warner's contributed capital, represented a cumulative priority Series B Capital interest of $6 billion at December 31, 1997. While the TWE partnership agreement contemplates the reinvestment of significant partnership cash flows in the form of capital expenditures and otherwise provides for certain other restrictions that are expected to limit cash distributions on partnership interests for the foreseeable future, Time Warner received a $535 million distribution relating to its Senior Capital interest in 1997. Time Warner's remaining $1.1 billion Senior Capital interest and any undistributed partnership income allocated thereto (based on an 8% annual rate of return) are required to be distributed to Time Warner in two annual installments on July 1, 1998 and 1999.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

COMMON STOCK REPURCHASE PROGRAM

     In November 1997, Time Warner's Board of Directors authorized a 20 million share increase in Time Warner's existing common stock repurchase program that, along with previous authorizations, will allow the Company to repurchase, from time to time, up to 35 million shares of Time Warner common stock. Common stock repurchases have been funded with borrowings under Time Warner's Stock Option Proceeds Credit Facility, as described more fully below. The common stock repurchased under the program is expected to continue to be used to satisfy future share issuances related to the exercise of existing employee stock options and the potential conversion of certain convertible securities. Actual repurchases in any period will be subject to market conditions. As of December 31, 1997, Time Warner had acquired approximately 17.6 million shares of its common stock for an aggregate cost of $800 million.

     In connection with Time Warner's expanded common stock repurchase program, Time Warner entered into a new five-year, $1.3 billion revolving credit facility (the 'Stock Option Proceeds Credit Facility') in early 1998, which replaced its previously existing facility. Borrowings under the Stock Option Proceeds Credit Facility are principally used to fund stock repurchases and approximately $125 million of future preferred dividend requirements on Time Warner's Series G, H, I and J Preferred Stock as of December 31, 1997. At December 31, 1997 and 1996, Time Warner had outstanding borrowings against future stock option proceeds of $533 million and $488 million, respectively.

     Because borrowings under the Stock Option Proceeds Credit Facility are expected to be principally repaid by Time Warner from the cash proceeds related to the exercise of employee stock options, Time Warner's principal credit rating agencies have concluded that such borrowings and related financing costs are credit neutral and are excludable from debt and interest expense, respectively, for their purposes in evaluating Time Warner's leverage and coverage ratios. In addition, because Time Warner has committed to use the Stock Option Proceeds Credit Facility to fund preferred dividend requirements on its Series G, H, I and J Preferred Stock, and has entered into certain escrow arrangements, Time Warner's principal credit rating agencies similarly exclude such preferred dividend requirements for purposes of evaluating Time Warner's coverage ratio. See Note 8 to the accompanying consolidated financial statements for a summary of the principal terms of the Stock Option Proceeds Credit Facility.

FINANCING TRANSACTIONS

     In 1997, Time Warner and its consolidated subsidiaries continued to capitalize on favorable market conditions by completing a series of financing transactions that has resulted in the refinancing of approximately $4.5 billion of debt, which lowered interest rates, staggered debt maturities and, with respect to the redemption of certain convertible securities, eliminated the potential dilution from the conversion of such securities into 5.6 million shares of Time Warner common stock. In addition to these debt refinancings, Time Warner reduced debt by approximately $1 billion (excluding the approximate $100 million increase in debt relating to the noncash accretion of original issue discounts on certain zero-coupon debt securities).

     As part of these debt refinancings, Time Warner, together with certain of its consolidated and unconsolidated subsidiaries, entered into a new, five-year revolving credit facility in November 1997 (the '1997 Credit Agreement') and terminated its subsidiaries' financing arrangements under certain previously existing bank credit facilities (the 'Old Credit Agreements'). This enabled Time Warner to reduce its aggregate borrowing availability from $10.3 billion to $7.5 billion, lower interest rates and refinance outstanding borrowings under the Old Credit Agreements in the amounts of approximately $2.4 billion by subsidiaries of Time Warner and $2.1 billion by TWE. See Note 7 to the accompanying consolidated financial statements for a summary of the principal terms of the 1997 Credit Agreement.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

CREDIT SIMPLIFICATION

     In December 1997, in order to simplify its credit structure, Time Warner implemented a cross-corporate guarantee structure, whereby Time Warner and each of TW Companies and TBS (the 'Guarantor Subsidiaries') have fully and unconditionally guaranteed any outstanding publicly traded indebtedness of each other and, along with TWI Cable, have similarly guaranteed each other's outstanding borrowings under the 1997 Credit Agreement. As a result of implementing this unified credit structure, the credit profile associated with the indebtedness of Time Warner or any of the Guarantor Subsidiaries is substantially the same.

CREDIT STATISTICS

     The combination of EBITA growth, controlled capital spending and debt reduction has resulted in improvements in Time Warner's financial condition and overall financial flexibility, as reflected in its strengthening financial ratios. These ratios, consisting of commonly used financial measures such as leverage and coverage ratios, are used by credit rating agencies and other credit analysts to measure the ability of a company to repay debt (leverage) and to pay interest and preferred dividends (coverage). As a result of the improvements in Time Warner's financial performance, each of Standard & Poor's and Moody's, Time Warner's principal credit rating agencies, recently improved the credit rating outlook for Time Warner.

     The leverage and coverage ratios, on a historical basis for 1997 and on a pro forma basis for 1996 and 1995, are as set forth below for each of Time Warner and Time Warner and the Entertainment Group combined. Certain rating agencies and other credit analysts place more emphasis on the combined ratios, while others place more emphasis on the Time Warner stand-alone ratios. It should be understood, however, that the assets of the Entertainment Group are not freely available to fund the cash needs of Time Warner. The leverage ratio represents the ratio of total debt, less available cash and equivalents, to total business segment operating income before depreciation and amortization, less corporate expenses ('Adjusted EBITDA'). The coverage ratio represents the ratio of Adjusted EBITDA to total interest expense and/or preferred dividends.

                                                                                                        PRO FORMA(a)
                                                                                       HISTORICAL    ------------------
                                                                                          1997        1996       1995
                                                                                       ----------    -------    -------
Time Warner and Entertainment Group combined:
Leverage ratio......................................................................      3.2x         4.1x       4.3x
Interest coverage ratio (b).........................................................      3.5x         2.9x       2.5x
Interest and preferred dividends coverage ratio (b)(c)..............................      2.8x         2.3x       2.0x

Time Warner:
Leverage ratio......................................................................      4.5x         5.9x       5.7x
Interest coverage ratio (b).........................................................      2.5x         2.0x       1.9x
Interest and preferred dividends coverage ratio (b)(c)..............................      1.9x         1.5x       1.4x

------------

(a) Pro forma ratios for 1996 and 1995 give effect to the Time Warner Transactions as if each of such transactions occurred at the beginning of 1995. Historical ratios for 1996 and 1995 are not meaningful and have not been presented because they reflect the operating results of acquired or disposed entities for only a portion of the year in comparison to year-end net debt levels.

(b) Excludes interest paid to TWE in connection with borrowings under Time Warner's $400 million credit agreement with TWE and excludes interest on borrowings under the Stock Option Proceeds Credit Facility.

(c) Includes dividends related to certain preferred securities of subsidiaries. Excludes preferred dividends related to Time Warner's Series G, H, I and J Preferred Stock, which Time Warner has committed to fund with borrowings under the Stock Option Proceeds Credit Facility.

     Time Warner's stand-alone leverage and coverage ratios for 1998 are expected to be positively affected by the transfer of approximately $1 billion of debt to TWE-A/N in connection with the TWE-A/N Transfers (as described more fully hereinafter). The TWE-A/N Transfers will have no impact on the combined financial ratios of Time Warner and the Entertainment Group.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

CASH FLOWS

     During 1997, Time Warner's cash provided by operations amounted to $1.408 billion and reflected $2.183 billion of EBITA from its Publishing, Music, Cable Networks-TBS, Filmed Entertainment-TBS and Cable businesses, $382 million of noncash depreciation expense, $479 million of distributions from TWE (excluding $455 million representing the return of a portion of the Time Warner General Partners' Senior Capital interest that has been classified as a source of cash from investing activities) and $108 million from the securitization of receivables, less $929 million of interest payments, $253 million of income taxes, $81 million of corporate expenses and $481 million related to an increase in other working capital requirements, balance sheet accounts and noncash items. Cash provided by operations of $253 million in 1996 reflected $1.647 billion of business segment EBITA, $307 million of noncash depreciation expense, $228 million of distributions from TWE and $147 million from the securitization of receivables, less $839 million of interest payments, $338 million of income taxes, $78 million of corporate expenses and $821 million related to an increase in other working capital requirements, balance sheet accounts and noncash items.

     Cash used by investing activities decreased to $45 million in 1997, compared to $424 million in 1996, principally as a result of lower investment spending and the receipt of $455 million of proceeds representing the return of a portion of the Time Warner General Partners' Senior Capital interest in TWE, offset in part by higher capital expenditures and a decrease in investment proceeds. Capital expenditures increased to $574 million in 1997, compared to $481 million in 1996, principally as a result of capital spending by the TBS businesses acquired in October 1996.

     Cash used by financing activities was $1.232 billion in 1997, compared to $500 million in 1996. The use of cash in 1997 principally resulted from approximately $1 billion of debt reduction, the repurchase of approximately 6.2 million shares of Time Warner common stock at an aggregate cost of $344 million and the payment of $338 million of dividends, offset in part by proceeds received from the exercise of employee stock options. The use of cash in 1996 principally resulted from approximately $1.8 billion of debt reduction, the repurchase of approximately 11.4 million shares of Time Warner common stock at an aggregate cost of $456 million and the payment of $287 million of dividends, offset in part by $488 million of borrowings against future stock option proceeds and approximately $1.55 billion of net proceeds raised from the issuance of 1.6 million shares of Series M Preferred Stock. The proceeds from the Series M Preferred Stock were used to reduce debt.

     Cash used by financing activities excludes preferred dividend requirements on Time Warner's Series M Preferred Stock that were paid in-kind, at Time Warner's election, with additional shares of Series M Preferred Stock in 1997 and 1996. Time Warner elected to begin to use cash to satisfy such dividend requirements in 1998, which is expected to increase annual cash dividend payments by approximately $200 million.

     The assets and cash flows of TWE are restricted by certain borrowing and partnership agreements and are unavailable to Time Warner except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under the 1997 Credit Agreement, TWE is permitted to incur additional indebtedness to make loans, advances, distributions and other cash payments to Time Warner, subject to its individual compliance with the cash flow coverage and leverage ratio covenants contained therein.

     Management believes that Time Warner's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future without distributions and loans from TWE above those permitted by existing agreements.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

ENTERTAINMENT GROUP

1997 FINANCIAL CONDITION

     At December 31, 1997, the Entertainment Group had $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.4 billion of partners' capital, compared to $5.7 billion of debt, $216 million of cash and equivalents (net debt of $5.5 billion), $1.5 billion of Time Warner General Partners' Senior Capital and $6.7 billion of partners' capital at December 31, 1996.

CREDIT STATISTICS

     Entertainment Group leverage and coverage ratios for 1997, 1996 and 1995 were as follows:

                                                                                         HISTORICAL
                                                                                       --------------    PRO FORMA
                                                                                       1997     1996      1995(a)
                                                                                       -----    -----    ---------
Leverage ratio......................................................................   2.0x     2.4x        2.9x
Interest coverage ratio (b).........................................................   5.4x     4.8x        3.8x

------------

(a) Pro forma ratios for 1995 give effect to the Entertainment Group Transactions, as if each of such transactions had occurred at the beginning of 1995. Historical ratios for 1995 are not meaningful and have not been presented because they reflect the operating results of acquired or disposed entities for only a portion of the year in comparison to year-end net debt levels.

(b) Includes dividends related to the preferred stock of a subsidiary.

     The Entertainment Group's leverage and coverage ratios for 1998 are expected to be negatively affected by TWE-A/N's assumption of approximately $1 billion of debt in connection with the TWE-A/N Transfers (as described more fully hereinafter). Nevertheless, management believes that the Entertainment Group's operating cash flow will continue to be sufficient to service its debt requirements.

CASH FLOWS

     In 1997, the Entertainment Group's cash provided by operations amounted to $1.799 billion and reflected $1.891 billion of EBITA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $956 million of noncash depreciation expense and $300 million from the securitization of backlog, less $493 million of interest payments, $95 million of income taxes, $72 million of corporate expenses and $688 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.912 billion in 1996 reflected $1.526 billion of business segment EBITA, $808 million of noncash depreciation expense and $234 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $513 million of interest payments, $74 million of income taxes and $69 million of corporate expenses.

     Cash used by investing activities was $1.217 billion in 1997, compared to $1.253 billion in 1996, principally as a result of lower capital expenditures, offset by a decrease in investment proceeds. Capital expenditures were $1.565 billion in 1997, compared to $1.719 billion in 1996.

     Cash used by financing activities was $476 million in 1997, compared to $652 million in 1996, principally as a result of an increase in debt used to fund cash distributions to Time Warner and the issuance of 250,000 shares of preferred stock of a subsidiary for aggregate net proceeds of $243 million, offset in part by a $706 million increase in distributions paid to Time Warner and the absence of $169 million of collections on the note receivable from U S WEST that was fully paid in 1996.

     Management believes that the Entertainment Group's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

CABLE CAPITAL SPENDING

     Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable, including the cable operations of both Time Warner and TWE, amounted to $1.683 billion in 1997, compared to $1.563 billion in 1996. Capital spending includes over $100 million in each year relating to Primestar, which is expected to be eliminated in 1998 upon the consummation of the Primestar Transactions (as described more fully hereinafter). Cable capital spending for 1998 is budgeted to be approximately $1.6 billion and is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and TWE-A/N. As discussed more fully below, management expects to continue to finance such level of investment through cable operating cash flow and the development of new revenue streams from expanded programming options, high-speed Internet access, telephony and other services.

CABLE FINANCING STRATEGY

     Time Warner's cable financing strategy is to continue to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of its cable television systems and develop new services, while pursuing opportunities to reduce both existing debt and its share of future funding requirements related to the cable television business and related ancillary businesses. Consistent with this strategy, Time Warner, TWE and TWE-A/N have recently announced or consummated certain transactions, primarily consisting of (i) a series of transactions with TCI Communications, Inc. ('TCI'), a subsidiary of Tele-Communications, Inc., to establish two, new strategic joint ventures, expand an existing joint venture and exchange certain cable television systems (collectively, the 'TCI Cable Transactions'), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to a separate entity, as well as certain related transactions and
(iii) the transfer by a wholly owned subsidiary of Time Warner of cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the 'TWE-A/N Transfers'). Each of these transactions is discussed more fully below.

TCI Cable Transactions

     In September 1997, Time Warner, TWE, TWE-A/N and TCI signed a letter of intent to enter into a series of agreements to (i) form two cable television joint ventures in the Houston and south Texas areas that will be managed by Time Warner Cable, a division of TWE, and own cable television systems serving an aggregate 1.1 million subscribers, subject to approximately $1.4 billion of debt, (ii) expand an existing joint venture in Kansas City, which is managed by Time Warner Cable, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt, and (iii) exchange various cable television systems serving over 500,000 subscribers for other cable television systems of comparable size in an effort to enhance each company's geographic clusters of cable television properties. The joint ventures will be accounted for under the equity method of accounting.

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

Primestar Transactions

     In June 1997, TWE and the Advance/Newhouse Partnership ('Advance/Newhouse') entered into agreements to transfer the direct broadcast satellite operations conducted by TWE and TWE-A/N (the 'DBS Operations') and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ('Primestar' and collectively, the 'Primestar Assets') to a new holding company ('Newco') that is ultimately expected to be the publicly traded parent of TCI Satellite Entertainment, Inc. ('TSAT'). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $260 million of debt reduction, as well as eliminate its share of future funding requirements for these operations that will be separately financed by Newco. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco. This transaction is referred to herein as the 'Primestar Roll-up Transaction.'

     In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ('ASkyB'), pursuant to which Primestar (or, under certain circumstances, Newco) will acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the 'Primestar ASkyB Transaction' and, when taken together with the Primestar Roll-up Transaction, the 'Primestar Transactions'). In exchange for such assets, ASkyB will receive non-voting securities of Newco that will be convertible into non-voting common stock of Newco and, accordingly, will reduce TWE's equity interest in Newco to approximately 16% on a fully diluted basis.

     The Primestar Transactions are not conditioned on each other and are expected to close independently. The Primestar Roll-up Transaction is expected to close on or about April 1, 1998. The Primestar ASkyB Transaction is expected to close in 1998, subject to customary closing conditions, including all necessary governmental and regulatory approvals, including the approval of the FCC. There can be no assurance that such approvals will be obtained.

TWE-A/N Transfers

     In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, and completed certain related transactions. The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable, a wholly owned subsidiary of Time Warner, and Paragon Communications ('Paragon'), a partnership formerly owning cable television systems serving approximately 1 million subscribers that was wholly owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The TWE-A/N Transfers reduced Time Warner's debt by approximately $1 billion and increased the under-leveraged capitalization of TWE-A/N and consequently, TWE. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     As part of the TWE-A/N Transfers, TWE and TWE-A/N exchanged substantially all of their respective beneficial interests in Paragon for an equivalent share of Paragon's cable television systems (or interests therein) serving approximately 500,000 subscribers, resulting in wholly owned subsidiaries of Time Warner owning 100% of the restructured Paragon entity, with less than 1% beneficially held for TWE. Accordingly, effective as of January 1, 1998, Time Warner will consolidate Paragon. Because this transaction represented an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it did not have a significant economic impact on Time Warner, TWE or TWE-A/N.

     In connection with the TWE-A/N Transfers, Advance/Newhouse made a capital contribution to TWE-A/N in order to maintain its 33.3% common partnership interest therein. Accordingly, TWE-A/N is now owned 65.2% by TWE, 33.3% by Advance/Newhouse and 1.5% indirectly by Time Warner. The TWE-A/N Transfers will be accounted for effective as of January 1, 1998. Time Warner did not recognize a gain or loss on the TWE-A/N Transfers. TWE will continue to consolidate TWE-A/N and Time Warner will account for its interest in TWE-A/N under the equity method of accounting.

SIX FLAGS

     In February 1998, TWE entered into an agreement to sell its remaining 49% interest in Six Flags to Premier Parks Inc. ('Premier'), a regional theme park operator, for approximately $375 million of cash and $100 million of convertible preferred stock. TWE expects to use the net proceeds from this transaction, after taxes and transaction costs, to reduce debt. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. The transaction is expected to close in the second quarter of 1998, subject to customary closing conditions, including the successful completion of certain equity offerings by Premier.

OFF-BALANCE SHEET ASSETS

     As discussed below, Time Warner believes that the value of certain off-balance sheet assets should be considered, along with other factors discussed elsewhere herein, in evaluating the Company's financial condition and prospects for future results of operations, including its ability to fund its capital and liquidity needs.

Intangible Assets

     As a creator and distributor of branded information and entertainment copyrights, Time Warner and the Entertainment Group have a significant amount of internally generated intangible assets whose value is not fully reflected in their respective consolidated balance sheets. Such intangible assets extend across Time Warner's principal business interests, but are best exemplified by Time Warner's collection of copyrighted music product, its libraries of copyrighted film and television product and the creation or extension of brands. Generally accepted accounting principles do not recognize the value of such assets, except at the time they may be acquired in a business combination accounted for by the purchase method of accounting.

     Because Time Warner owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the compact disc and home videocassette in the 1980's and the potential exploitation of the digital video disc in the future, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

balance sheet asset value that is not fully reflected in the consolidated balance sheets of Time Warner and the Entertainment Group.

Filmed Entertainment Backlog

     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of Warner Bros. amounted to $2.126 billion and $1.502 billion at December 31, 1997 and 1996, respectively (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks of $719 million in 1997 and $463 million in 1996).

     Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. In order to accelerate the receipt of cash under these licensing contracts, TWE established a $600 million securitization facility in 1997 and received approximately $300 million of net proceeds thereunder. The remaining portion of backlog for which cash advances have not already been received continues to have significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

INTEREST RATE AND FOREIGN CURRENCY RISK MANAGEMENT

Interest Rate Swap Contracts

     Time Warner uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. At December 31, 1997, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 5.8%) and receive fixed-rates of interest (average rate of 5.5%) on $2.3 billion notional amount of indebtedness, which resulted in approximately 52% of Time Warner's underlying debt, and 46% of the debt of Time Warner and the Entertainment Group combined, being subject to variable interest rates. At December 31, 1996, Time Warner had interest rate swap contracts on $2.3 billion notional amount of indebtedness.

     Based on Time Warner's variable-rate debt and related interest rate swap contracts outstanding at December 31, 1997, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease Time Warner's annual interest expense and related cash payments by approximately $16 million, including $6 million related to interest rate swap contracts. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt and related interest rate swap contracts during the period and, for all maturities, an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Exchange Contracts

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its and TWE's combined foreign currency exposures anticipated over the ensuing twelve month period. At December 31, 1997, Time Warner had effectively hedged approximately half of the combined estimated foreign currency exposures that principally relate to anticipated cash flows to be

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. Time Warner is reimbursed by or reimburses TWE for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1997, Time Warner had contracts for the sale of $507 million and the purchase of $139 million of foreign currencies at fixed rates, compared to contracts for the sale of $447 million and the purchase of $104 million of foreign currencies at December 31, 1996.

     Based on the foreign exchange contracts outstanding at December 31, 1997, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1997 would result in approximately $25 million of unrealized losses and $7 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $25 million of unrealized gains and $7 million of unrealized losses, respectively. At December 31, 1997, none of Time Warner's foreign exchange purchase contracts relates to TWE's foreign currency exposure. However, with regard to the $25 million of unrealized losses or gains on foreign exchange sale contracts, Time Warner would be reimbursed by TWE, or would reimburse TWE, respectively, for approximately $5 million related to TWE's foreign currency exposure. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

Asian Financial Markets

     During 1997, the Asian financial markets experienced significant instability. Because less than 5% of the combined revenues of Time Warner and the Entertainment Group are derived from the sale of products and services in Asia, management does not believe that the state of the Asian financial markets poses a material risk to the operations of Time Warner and the Entertainment Group.

YEAR 2000 TECHNOLOGY PREPAREDNESS

     Time Warner, together with its Entertainment Group, is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using '00' as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management is in the process of completing a review of significant software and equipment used in Time Warner's operations and, to the extent practicable, in the operations of its key business partners, in order to determine if any year 2000 risks exist that may be material to Time Warner as a whole. This process includes an assessment of year 2000 risks on an ongoing basis and the identification of practical remediation measures that could be taken on a timely basis to alter, validate or replace time-sensitive software and equipment. Management has already begun implementing certain of these measures and intends to complete its remediation efforts prior to any anticipated material impact on its computerized information systems. Costs of addressing potential problems have not been material to date and, based on preliminary information, are not currently expected to have a material adverse impact on Time Warner's financial position, results of operations or cash flows in future periods. However, if Time Warner, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, management plans to devote the resources it concludes are appropriate to resolve all significant year 2000 issues in a timely manner.

                                TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  1997         1996
                                                                                                 -------      -------
ASSETS
Current assets
Cash and equivalents..........................................................................   $   645      $   452
Receivables, less allowances of $991 and $976 million.........................................     2,447        2,421
Inventories...................................................................................       830          941
Prepaid expenses..............................................................................     1,089        1,007
                                                                                                 -------      -------
Total current assets..........................................................................     5,011        4,821

Noncurrent cash and equivalents...............................................................        --           62
Noncurrent inventories........................................................................     1,766        1,698
Investments in and amounts due to and from Entertainment Group................................     5,549        5,814
Other investments.............................................................................     1,495        1,919
Property, plant and equipment, net............................................................     2,089        1,986
Music catalogues, contracts and copyrights....................................................       928        1,035
Cable television and sports franchises........................................................     3,982        4,203
Goodwill......................................................................................    12,572       12,421
Other assets..................................................................................       771        1,105
                                                                                                 -------      -------
Total assets..................................................................................   $34,163      $35,064
                                                                                                 -------      -------
                                                                                                 -------      -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable..............................................................................   $   912      $   715
Participations, royalties and programming costs payable.......................................     1,072        1,196
Debt due within one year......................................................................         8           11
Other current liabilities.....................................................................     2,379        2,090
                                                                                                 -------      -------
Total current liabilities.....................................................................     4,371        4,012

Long-term debt................................................................................    11,833       12,713
Borrowings against future stock option proceeds...............................................       533          488
Deferred income taxes.........................................................................     3,960        4,082
Unearned portion of paid subscriptions........................................................       672          679
Other liabilities.............................................................................     1,006          967
Company-obligated mandatorily redeemable preferred securities of subsidiaries holding solely
  subordinated notes and debentures of subsidiaries of the Company............................       575          949
Series M exchangeable preferred stock, $.10 par value, 1.9 and 1.7 million shares outstanding
  and $1.903 and $1.720 billion liquidation preference........................................     1,857        1,672

Shareholders' equity
Preferred stock, $.10 par value, 35.4 and 35.6 million shares outstanding, $3.539 and $3.559
  billion liquidation preference..............................................................         4            4
Series LMCN-V Common Stock, $.01 par value, 57.1 and 50.7 million shares outstanding..........         1            1
Common stock, $.01 par value, 519.0 and 508.4 million shares outstanding......................         5            5
Paid-in capital...............................................................................    12,680       12,250
Accumulated deficit...........................................................................    (3,334)      (2,758)
                                                                                                 -------      -------
Total shareholders' equity....................................................................     9,356        9,502
                                                                                                 -------      -------
Total liabilities and shareholders' equity....................................................   $34,163      $35,064
                                                                                                 -------      -------
                                                                                                 -------      -------

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                        1997         1996         1995
                                                                                       -------      -------      ------
Revenues (a)........................................................................   $13,294      $10,064      $8,067
                                                                                       -------      -------      ------

Cost of revenues (a)(b).............................................................     7,542        5,922       4,682
Selling, general and administrative (a)(b)..........................................     4,481        3,176       2,688
                                                                                       -------      -------      ------

Operating expenses..................................................................    12,023        9,098       7,370
                                                                                       -------      -------      ------

Business segment operating income...................................................     1,271          966         697
Equity in pretax income of Entertainment Group (a)..................................       686          290         256
Interest and other, net (a).........................................................    (1,044)      (1,174)       (877)
Corporate expenses (a)..............................................................       (81)         (78)        (74)
                                                                                       -------      -------      ------

Income before income taxes..........................................................       832            4           2
Income taxes........................................................................      (531)        (160)       (126)
                                                                                       -------      -------      ------
Income (loss) before extraordinary item.............................................       301         (156)       (124)
Extraordinary loss on retirement of debt, net of $37, $22 and $26 million income tax
  benefit...........................................................................       (55)         (35)        (42)
                                                                                       -------      -------      ------
Net income (loss)...................................................................       246         (191)       (166)
Preferred dividend requirements.....................................................      (319)        (257)        (52)
                                                                                       -------      -------      ------

Net loss applicable to common shares................................................   $   (73)     $  (448)     $ (218)
                                                                                       -------      -------      ------
                                                                                       -------      -------      ------

Basic and diluted loss per common share:
Loss before extraordinary item......................................................   $  (.03)     $  (.95)     $ (.46)
                                                                                       -------      -------      ------
                                                                                       -------      -------      ------

Net loss............................................................................   $  (.13)     $ (1.04)     $ (.57)
                                                                                       -------      -------      ------
                                                                                       -------      -------      ------

Average common shares...............................................................     567.7        431.2       383.8
                                                                                       -------      -------      ------
                                                                                       -------      -------      ------

------------
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the years ended December 31, 1997, 1996 and 1995, respectively: revenues-$384 million, $224 million and $211 million; cost of revenues-$(245) million, $(177) million and $(108) million; selling, general and administrative-$(53) million, $34 million and $46 million; equity in pretax income of Entertainment Group-$5 million, $(29) million and $(95) million; interest and other, net-$(36) million, $(33) million and $(27) million; and corporate expenses-$72 million, $69 million and $64 million (Note 18).

(b) Includes depreciation and amortization expense of:..............................   $ 1,294      $   988      $  559
                                                                                       -------      -------      ------
                                                                                       -------      -------      ------

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                        1997         1996         1995
                                                                                       -------      -------      -------
OPERATIONS
Net income (loss)...................................................................   $   246      $  (191)     $  (166)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt............................................        55           35           42
Depreciation and amortization.......................................................     1,294          988          559
Noncash interest expense............................................................        98           96          176
Excess (deficiency) of distributions over equity in pretax income of Entertainment
  Group.............................................................................      (207)         (62)         807
Equity in losses (income) of other investee companies, net of distributions.........        36          (53)         (16)
Changes in operating assets and liabilities:
    Receivables.....................................................................      (167)         (39)         (68)
    Inventories.....................................................................       (84)        (180)         (52)
    Accounts payable and other liabilities..........................................       501         (408)         160
    Other balance sheet changes.....................................................      (364)          67         (391)
                                                                                       -------      -------      -------

Cash provided by operations.........................................................     1,408          253        1,051
                                                                                       -------      -------      -------

INVESTING ACTIVITIES
Investments and acquisitions........................................................      (113)        (261)        (381)
Capital expenditures................................................................      (574)        (481)        (266)
Investment proceeds.................................................................       187          318          376
Proceeds received from return of Senior Capital contributed to TWE..................       455           --           --
                                                                                       -------      -------      -------

Cash used by investing activities...................................................       (45)        (424)        (271)
                                                                                       -------      -------      -------

FINANCING ACTIVITIES
Borrowings..........................................................................     5,413        3,431        2,023
Debt repayments.....................................................................    (6,394)      (5,271)      (2,693)
Borrowings against future stock option proceeds.....................................       230          488           --
Repayments of borrowings against future stock option proceeds.......................      (185)          --           --
Repurchases of Time Warner common stock.............................................      (344)        (456)          --
Issuance of Series M Preferred Stock................................................        --        1,550           --
Issuance of Company-obligated mandatorily redeemable preferred securities of
  subsidiaries......................................................................        --           --          949
Dividends paid......................................................................      (338)        (287)        (171)
Proceeds received from stock option and dividend reinvestment plans.................       454          105          106
Other, principally financing costs..................................................       (68)         (60)         (91)
                                                                                       -------      -------      -------

Cash provided (used) by financing activities........................................    (1,232)        (500)         123
                                                                                       -------      -------      -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.........................................       131         (671)         903

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD (a).....................................       514        1,185          282
                                                                                       -------      -------      -------

CASH AND EQUIVALENTS AT END OF PERIOD (a)...........................................   $   645      $   514      $ 1,185
                                                                                       -------      -------      -------
                                                                                       -------      -------      -------

------------
(a) Includes current and noncurrent cash and equivalents at December 31, 1996 and 1995.

See accompanying notes.

                                TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (MILLIONS)

                                                              PREFERRED      COMMON      PAID-IN    ACCUMULATED
                                                                STOCK        STOCK       CAPITAL      DEFICIT      TOTAL
                                                              ---------    ----------    -------    -----------    ------
BALANCE AT DECEMBER 31, 1994...............................     $   1         $379       $ 2,588      $(1,820)     $1,148
Net loss...................................................                                              (166)       (166)
Decrease in unrealized gains on securities, net of $9
  million tax benefit......................................                                               (14)        (14)
Foreign currency translation adjustments...................                                                18          18
                                                                                                    -----------    ------
    Comprehensive income (loss)............................                                              (162)       (162)
Common stock dividends.....................................                                              (138)       (138)
Preferred stock dividends..................................                                    3          (52)        (49)
Issuance of common and preferred stock in the KBLCOM and
  Summit acquisitions......................................        14            3         1,367                    1,384
Issuance of preferred stock in the ITOCHU/Toshiba
  Transaction..............................................        15                      1,335                    1,350
Shares issued pursuant to stock option, dividend
  reinvestment and benefit plans...........................                      4           122                      126
Other......................................................                      2             7           (1)          8
                                                                  ---        -----       -------    -----------    ------
BALANCE AT DECEMBER 31, 1995...............................        30          388         5,422       (2,173)      3,667
Net loss...................................................                                              (191)       (191)
Increase in unrealized gains on securities, net of $11
  million tax expense......................................                                                17          17
Foreign currency translation adjustments...................                                                 9           9
                                                                                                    -----------    ------
    Comprehensive income (loss)............................                                              (165)       (165)
Common stock dividends.....................................                                              (155)       (155)
Preferred stock dividends..................................                                              (257)       (257)
Issuance of common and preferred stock in the CVI
  acquisition..............................................         6            3           671                      680
Reduction in par value of common and preferred stock due to
  TBS Transaction..........................................       (32)        (387)          419                       --
Issuance of common stock in the TBS Transaction............                      2         6,025                    6,027
Repurchases of Time Warner common stock....................                                 (456)                    (456)
Shares issued pursuant to stock option, dividend
  reinvestment and benefit plans...........................                                  163           (8)        155
Other......................................................                                    6                        6
                                                                  ---        -----       -------    -----------    ------
BALANCE AT DECEMBER 31, 1996...............................         4            6        12,250       (2,758)      9,502
Net income.................................................                                               246         246
Decrease in unrealized gains on securities, net of $89
  million tax benefit (a)..................................                                              (128)       (128)
Foreign currency translation adjustments...................                                               (76)        (76)
                                                                                                    -----------    ------
    Comprehensive income (loss)............................                                                42          42
Common stock dividends.....................................                                              (204)       (204)
Preferred stock dividends..................................                                              (319)       (319)
Issuance of common stock in connection with the TBS
  Transaction..............................................                                   67                       67
Repurchases of Time Warner common stock....................                                 (344)                    (344)
Shares issued pursuant to stock option, dividend
  reinvestment and benefit plans...........................                                  711          (98)        613
Other......................................................                                   (4)           3          (1)
                                                                  ---        -----       -------    -----------    ------
BALANCE AT DECEMBER 31, 1997...............................     $   4         $  6       $12,680      $(3,334)     $9,356
                                                                  ---        -----       -------    -----------    ------
                                                                  ---        -----       -------    -----------    ------

------------
(a) Includes a $13 million reduction related to realized gains on the sale of securities in 1997 that represents the turnaround of previous unrealized gains included in comprehensive income in prior periods, net of $9 million tax effect.

See accompanying notes.

                                TIME WARNER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     On October 10, 1996, Time Warner Inc. ('Time Warner' or the 'Company') acquired the remaining 80% interest in Turner Broadcasting System, Inc. ('TBS') that it did not already own, as more fully described herein (Note 2). As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name (now known as Time Warner Companies, Inc., 'TW Companies'), and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. References herein to 'Time Warner' or the 'Company' refer to TW Companies prior to October 10, 1996 and Time Warner Inc. thereafter.

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

     Each of the business interests within Entertainment, Cable Networks, Publishing and Cable is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International, (2) the unique and extensive film, television and animation libraries of Warner Bros. and TBS, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (3) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for the Company's collection of children's cartoons and television programming, (4) leading cable television networks, such as HBO, Cinemax, CNN, TNT and the TBS Superstation,
(5) magazine franchises such as Time, People and Sports Illustrated and direct marketing brands such as Time Life Inc. and Book-of-the-Month Club and (6) Time Warner Cable, currently the second largest operator of cable television systems in the U.S.

     The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 16). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business interests, including the unconsolidated business interests of the Entertainment Group, amounted to $1.342 billion in 1997, $1.117 billion in 1996 and $822 million in 1995.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

BASIS OF CONSOLIDATION AND
ACCOUNTING FOR INVESTMENTS

     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of Time Warner and all companies in which Time Warner has a controlling voting interest ('subsidiaries'), as if Time Warner and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between Time Warner and the Entertainment Group are disclosed as related party transactions (Note 18).

     The Entertainment Group and investments in certain other companies in which Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Under the equity method, only Time Warner's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet, only Time Warner's share of the investee's earnings is included in the consolidated operating results, and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated cash flows.

     Investments in companies in which Time Warner does not have a controlling interest or an ownership and voting interest so large as to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions, or at cost, if the sale of a publicly-traded investment is restricted or if the investment is not publicly traded. Unrealized gains and losses on investments accounted for at market value are reported net-of-tax in accumulated deficit until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market value and cost method investments are included in income when declared.

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

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Inventories of magazines, books, cassettes and compact discs are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out; last-in, first-out; and average cost methods. In accordance with industry practice, certain products (such as magazines, books, home videocassettes, compact discs and cassettes) are sold to customers with the right to return unsold items. Revenues from such sales represent gross sales less a provision for future returns. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

     Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is principally completed within eighteen months of initial release. Thereafter, feature films are distributed to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

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

     License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter upon which the related revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. Such contractual rights for which revenue is not yet recognizable is referred to as 'backlog.'

     Inventories of theatrical and television product are stated at the lower of amortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. A portion of the cost to acquire TBS in 1996 was allocated to its theatrical and television product, including an allocation to purchased program rights (such as the animation library of Hanna-Barbera Inc. and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures, Inc.) and product that had been exhibited at least once in all markets ('Library'). The Library is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

estimates are revised periodically and losses, if any, are provided in full. Current film inventories include the unamortized cost of completed feature films allocated to the primary markets, television films and series in production pursuant to a contract of sale, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films in the primary markets. Noncurrent film inventories include the unamortized cost of completed theatrical and television films allocated to the secondary markets, theatrical films in production and the Library.

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

ADVERTISING

     In accordance with Financial Accounting Standards Board ('FASB') Statement No. 53, 'Financial Reporting by Producers and Distributors of Motion Picture Films,' advertising costs for theatrical and television product are capitalized and amortized over the related revenue streams in each market that such costs are intended to benefit, which generally does not exceed three months. Other advertising costs are expensed upon the first exhibition of the advertisement, except for certain direct-response advertising, for which the costs are capitalized and amortized over the expected period of future benefits. Direct-response advertising principally consists of product promotional mailings, broadcast advertising, catalogs and other promotional costs incurred in the Company's direct-marketing businesses. Deferred advertising costs are generally amortized over periods of up to three years subsequent to the promotional event using straight-line or accelerated methods, with a significant portion of such costs amortized in twelve months or less. Deferred advertising costs for Time Warner amounted to $244 million and $217 million at December 31, 1997 and 1996, respectively. Advertising expense, excluding theatrical and television product, amounted to $1.080 billion in 1997, $1.050 billion in 1996 and $1.045 billion in 1995.

CASH AND EQUIVALENTS

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Noncurrent cash and equivalents at December 31, 1996 consist of amounts held in escrow for purposes of funding certain preferred dividend requirements (Note 8).

FINANCIAL INSTRUMENTS

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

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

over useful lives ranging up to thirty years for buildings and improvements and up to fifteen years for furniture, fixtures, cable television equipment and other equipment. Property, plant and equipment consists of:

                                                                                                    DECEMBER 31,
                                                                                                  ----------------
                                                                                                   1997      1996
                                                                                                  ------    ------
                                                                                                     (MILLIONS)
Land and buildings.............................................................................   $  962    $  914
Cable television equipment.....................................................................      941       777
Furniture, fixtures and other equipment........................................................    1,337     1,337
                                                                                                  ------    ------
                                                                                                   3,240     3,028
Less accumulated depreciation..................................................................   (1,151)   (1,042)
                                                                                                  ------    ------
Total..........................................................................................   $2,089    $1,986
                                                                                                  ------    ------
                                                                                                  ------    ------

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

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, Time Warner has a significant and growing amount of intangible assets, including goodwill, cable television and sports franchises, film and television libraries, music catalogues, contracts and copyrights, and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, Time Warner does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films, television series and compact discs, are generally either expensed as incurred, or capitalized as tangible assets as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as magazine titles and new television networks, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of Time Warner's internally generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition.

     Time Warner amortizes goodwill and sports franchises over periods up to forty years using the straight-line method. Cable television franchises, film and television libraries, music catalogues, contracts and copyrights, and other intangible assets are amortized over periods up to twenty years using the straight-line method. Amortization of intangible assets amounted to $912 million in 1997, $681 million in 1996 and $378 million in 1995. Accumulated amortization of intangible assets at December 31, 1997 and 1996 amounted to $3.181 billion and $2.452 billion, respectively.

     Time Warner periodically reviews the carrying value of acquired intangible assets for each acquired entity to determine whether an impairment may exist. Time Warner considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. If it is determined that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

carrying value of such intangible assets would be considered impaired and reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets.

INCOME TAXES

     Income taxes are provided using the liability method prescribed by FASB Statement No. 109, 'Accounting for Income Taxes.' Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and investment tax credit carryforwards acquired in acquisitions are accounted for as a reduction of goodwill.

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

LOSS PER COMMON SHARE

     Effective December 31, 1997, Time Warner adopted FASB Statement No. 128, 'Earnings per Share' ('FAS 128'), which established simplified standards for computing and presenting earnings per share information. The adoption of FAS 128 did not have any effect on Time Warner's financial statements.

     Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities and stock options only in the periods presented in which such effect would have been dilutive. Such effect was not dilutive in any of the periods presented herein.

COMPREHENSIVE INCOME

     Effective January 1, 1997, Time Warner adopted FASB Statement No. 130, 'Reporting Comprehensive Income' ('FAS 130'). The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For Time Warner, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The adoption of FAS 130 did not have a material effect on Time Warner's primary financial statements, but did affect the presentation of the accompanying consolidated statement of shareholders' equity.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SEGMENT INFORMATION

     On December 31, 1997, Time Warner adopted FASB Statement No. 131, 'Disclosures about Segments of an Enterprise and Related Information' ('FAS 131'). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of FAS 131 did not have a material effect on Time Warner's primary financial statements, but did affect the disclosure of segment information contained elsewhere herein (Note 16).

2. MERGERS AND ACQUISITIONS

TBS TRANSACTION

     On October 10, 1996, Time Warner acquired the remaining 80% interest in TBS that it did not already own (the 'TBS Transaction'). As part of the transaction, each of TW Companies and TBS became a separate, wholly owned subsidiary of Time Warner which combines, for financial reporting purposes, the consolidated net assets and operating results of TW Companies and TBS. Each issued and outstanding share of each class of capital stock of TW Companies was converted into one share of a substantially identical class of capital stock of Time Warner.

     In connection with the TBS Transaction, Time Warner issued (i) approximately 179.8 million shares of common stock (including 57.1 million shares of a special class of non-redeemable common stock having 1/100th of a vote per share on certain limited matters ('Series LMCN-V Common Stock') to affiliates of Liberty Media Corporation ('LMC'), a subsidiary of Tele-Communications, Inc.), in exchange for shares of TBS capital stock and pursuant to a separate option agreement with LMC and its affiliates (the 'SSSI Option Agreement') and (ii) approximately 14 million stock options to replace all outstanding TBS stock options. Time Warner also assumed approximately $2.8 billion of indebtedness.

     Of the aggregate consideration issued in the TBS Transaction, 6.4 million shares of Series LMCN-V Common Stock were issued to LMC and its affiliates in June 1997 pursuant to the SSSI Option Agreement. The SSSI Option Agreement enabled Time Warner to acquire substantially all of the assets of Southern Satellite Systems, Inc. and its affiliates ('SSSI'), a subsidiary of LMC that formerly provided uplink and distribution services for WTBS (the 'TBS Superstation'), for approximately $213 million effective as of December 31, 1997, the date on which the TBS Superstation was converted to a copyright-paid, cable television programming service.

     The TBS Transaction was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire TBS of approximately $6.2 billion was allocated to the net assets acquired in proportion to their respective fair values, as follows: goodwill-$6.842 billion; other current and noncurrent assets-$3.624 billion; long-term debt-$2.765 billion; deferred income taxes-$117 million; and other current and noncurrent liabilities-$1.410 billion.

CABLE ACQUISITIONS

     On January 4, 1996, Time Warner acquired CVI, which owned cable television systems serving approximately 1.3 million subscribers, in exchange for the issuance of approximately 2.9 million shares of common stock and approximately
6.3 million shares of new convertible preferred stock ('Series E Preferred Stock' and 'Series F Preferred Stock') and the assumption or incurrence of approximately $2 billion of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire CVI of $904 million was allocated to the net assets acquired in proportion to their respective fair values, as follows: cable television franchises-$2.390 billion; goodwill-$688 million; other current and noncurrent assets-$481 million; long-term debt-$1.766 billion; deferred income taxes-$731 million; and other current and noncurrent liabilities-$158 million.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On July 6, 1995, Time Warner acquired KBLCOM, which owned cable television systems serving approximately 700,000 subscribers, and a 50% interest in Paragon Communications ('Paragon'), which, at such time, owned cable television systems serving an additional 972,000 subscribers. The acquisition of the 50% interest in Paragon resulted in it becoming wholly owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and the TWE-Advance/Newhouse Partnership (Note 3). To acquire KBLCOM, Time Warner issued 1 million shares of common stock and 11 million shares of a new convertible preferred stock ('Series D Preferred Stock') and assumed or incurred approximately $1.2 billion of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire KBLCOM of approximately $1.033 billion was allocated to the net assets acquired in proportion to their respective fair values, as follows: investments-$950 million; cable television franchises-$1.366 billion; goodwill-$586 million; other current and noncurrent assets-$289 million; long-term debt-$1.213 billion; deferred income taxes-$895 million; and other current liabilities-$50 million.

     On May 2, 1995, Time Warner acquired Summit, which owned cable television systems serving approximately 162,000 subscribers, in exchange for the issuance of approximately 1.6 million shares of common stock and approximately 3.3 million shares of a new convertible preferred stock ('Series C Preferred Stock') and the assumption of $140 million of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire Summit of approximately $351 million was allocated to the assets acquired in proportion to their respective fair values, as follows: cable television franchises-$372 million; goodwill-$146 million; other current and noncurrent assets-$144 million; long-term debt-$140 million; deferred income taxes-$166 million; and other current liabilities-$5 million. In August 1996, all shares of Series C Preferred Stock were exchanged for shares of a new series of convertible preferred stock with substantially identical terms ('Series J Preferred Stock').

     In October 1996, Time Warner reorganized the legal ownership of its wholly owned cable subsidiaries, whereby the equity ownership of KBLCOM and Summit was contributed to CVI. In connection therewith, CVI was renamed TWI Cable Inc. ('TWI Cable').

PRO FORMA FINANCIAL INFORMATION

     The accompanying consolidated statement of operations includes the operating results of each acquired business from the respective closing date of each transaction. On a pro forma basis, giving effect to (i) the TBS Transaction, (ii) the Cable Acquisitions, (iii) the 1995 formation of the TWE-Advance/Newhouse Partnership (Note 3), (iv) the ITOCHU/Toshiba Transaction (Note 4), (v) the Preferred Stock Refinancing (Note 11), (vi) Time Warner's and TWE's 1996 and 1995 debt refinancings and (vii) certain asset sales in 1995, including the sale of 51% of TWE's interest in Six Flags Entertainment Corporation ('Six Flags') (Note 4), as if each of such transactions had occurred at the beginning of the respective periods presented, Time Warner would have reported for the years ended December 31, 1996 and 1995, respectively, revenues of $12.799 billion and $12.154 billion, depreciation expense of $368 million and $349 million, operating income before noncash amortization of intangible assets of $1.816 billion and $1.798 billion, operating income of $939 million and $942 million, equity in the pretax income of the Entertainment Group of $290 million and $286 million, a loss before extraordinary item of $282 million and $230 million ($1.04 and $.96 per common share) and a net loss of $317 million and $272 million ($1.10 and $1.04 per common share). No pro forma information has been presented for 1997 because all of such transactions are already reflected in the historical financial statements of Time Warner.

3. TWE-A/N TRANSFERS

     On April 1, 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ('Advance/Newhouse') to which Advance/Newhouse and TWE contributed cable television systems (or

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments that included an aggregate 31% interest in Primestar Partners, L.P. ('Primestar'). Upon formation of the TWE-Advance/Newhouse Partnership ('TWE-A/N'), TWE, which is the managing partner, owned a 66.7% common partnership interest in TWE-A/N and Advance/Newhouse owned a 33.3% common partnership interest. TWE consolidates the partnership and the common partnership interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. In addition, beginning on April 1, 1998, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost. No gain was recognized by TWE upon the capitalization of the partnership.

     In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, and completed certain related transactions (collectively, the 'TWE-A/N Transfers'). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable and Paragon, a partnership formerly owning cable television systems serving approximately 1 million subscribers that, as previously described, was wholly owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon.

     As part of the TWE-A/N Transfers, TWE and TWE-A/N exchanged substantially all of their respective beneficial interests in Paragon for an equivalent share of Paragon's cable television systems (or interests therein) serving approximately 500,000 subscribers, resulting in wholly owned subsidiaries of Time Warner owning 100% of the restructured Paragon entity, with less than 1% beneficially held for TWE. Accordingly, effective as of January 1, 1998, Time Warner will consolidate Paragon. Because this transaction represented an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it did not have a significant economic impact on Time Warner, TWE or TWE-A/N.

     In connection with the TWE-A/N Transfers, Advance/Newhouse made a capital contribution to TWE-A/N in order to maintain its 33.3% common partnership interest therein. Accordingly, TWE-A/N is now owned 65.2% by TWE, 33.3% by Advance/Newhouse and 1.5% indirectly by Time Warner. The TWE-A/N Transfers will be accounted for effective as of January 1, 1998. Time Warner did not recognize a gain or loss on the TWE-A/N Transfers. TWE will continue to consolidate TWE-A/N and Time Warner will account for its interest in TWE-A/N under the equity method of accounting.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. ENTERTAINMENT GROUP

     Time Warner's investment in and amounts due to and from the Entertainment Group at December 31, 1997 and 1996 consists of the following:

                                                                                                    DECEMBER 31,
                                                                                                  ----------------
                                                                                                   1997      1996
                                                                                                  ------    ------
                                                                                                     (MILLIONS)
Investment in TWE..............................................................................   $5,577    $6,254
Stock option related distributions due from TWE................................................      417        93
Credit agreement debt due to TWE...............................................................     (400)     (400)
Other net liabilities due to TWE, principally related to home video distribution...............     (141)     (256)
                                                                                                  ------    ------
Investment in and amounts due to and from TWE..................................................    5,453     5,691
Investment in other Entertainment Group companies..............................................       96       123
                                                                                                  ------    ------
Total..........................................................................................   $5,549    $5,814
                                                                                                  ------    ------
                                                                                                  ------    ------

PARTNERSHIP STRUCTURE

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

     Time Warner acquired the aggregate 11.22% limited partnership interests previously held by subsidiaries of ITOCHU Corporation and Toshiba Corporation in 1995 for an aggregate cost of $1.36 billion, consisting of 15 million shares of convertible preferred stock ('Series G Preferred Stock', 'Series H Preferred Stock' and 'Series I Preferred Stock') and $10 million in cash (the 'ITOCHU/Toshiba Transaction'). Accordingly, Time Warner, through its wholly owned subsidiaries, collectively owns general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100% of the Senior Capital and Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are owned by U S WEST, which acquired such interests in 1993 for $1.532 billion of cash and a $1.021 billion 4.4% note (the 'U S WEST Note Receivable') that was fully collected during 1996. The ITOCHU/Toshiba Transaction was accounted for by the purchase method of accounting for business combinations.

PARTNERSHIP CAPITAL AND ALLOCATION OF INCOME

     Each partner's interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to TWE ('Undistributed Contributed Capital'), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the table below. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as 'Cumulative Priority Capital.' Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the Time Warner General

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

     A summary of the priority of Undistributed Contributed Capital, Time Warner's ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 1997 and priority capital rates of return thereon is as set forth below:

                                                                                         PRIORITY
                                                         UNDISTRIBUTED     CUMULATIVE     CAPITAL
                                                          CONTRIBUTED       PRIORITY     RATES OF        % OWNED BY
PRIORITY OF UNDISTRIBUTED CONTRIBUTED CAPITAL             CAPITAL(a)        CAPITAL      RETURN(b)      TIME WARNER
                                                         -------------     ----------    ---------     --------------
                                                                  (BILLIONS)
Senior Capital........................................       $ 0.9           $  1.1         8.00%          100.00%
Series A Capital......................................         5.6             11.3        13.00%           74.49%
Series B Capital......................................         2.9(d)           6.0        13.25%          100.00%
Residual Capital......................................         3.3(d)           3.3(c)        --(c)         74.49%

------------

(a) Excludes partnership income or loss allocated thereto.
(b) To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11% and 11.25%, respectively.
(c) Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Undistributed Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.
(d) The Undistributed Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Undistributed Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

     Because Undistributed Contributed Capital is generally based on the fair value of the net assets that each partner initially contributed to the partnership, the aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in the consolidated financial statements, which is based on the historical cost of the contributed net assets. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

     Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ('special tax allocations'). After any special tax allocations, partnership income is allocated to the Senior Capital, Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, then to reduce the Time Warner General Partners' Senior Capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE. TWE reported net income of $614 million, $210 million and $73 million in 1997, 1996 and 1995, respectively, no portion of which was allocated to the limited partners.

     The Series B Capital owned by the Time Warner General Partners may be increased if certain operating performance targets are achieved over a ten-year period ending on December 31, 2001. In addition, U S WEST has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests, depending on cable operating performance. The option is exercisable between January 1, 1999 and on or about May 31,

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2005 at a maximum exercise price of $1.25 billion to $1.8 billion, depending on the year of exercise. Either U S WEST or TWE may elect that the exercise price be paid with partnership interests rather than cash.

SUMMARIZED FINANCIAL INFORMATION OF THE ENTERTAINMENT GROUP

     Set forth below is summarized financial information of the Entertainment Group, which reflects the formation by TWE of TWE-A/N effective as of April 1, 1995 (Note 3), the deconsolidation of Six Flags effective as of June 23, 1995 and the consolidation of Paragon effective as of July 6, 1995.

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1997       1996       1995
                                                                                     -------    -------    ------
                                                                                              (MILLIONS)
OPERATING STATEMENT INFORMATION
Revenues..........................................................................   $11,328    $10,861    $9,629
Depreciation and amortization.....................................................    (1,386)    (1,244)   (1,060)
Business segment operating income(1)..............................................     1,461      1,090       992
Interest and other, net(2)........................................................      (357)      (524)     (539)
Minority interest.................................................................      (305)      (207)     (133)
Income before income taxes........................................................       727        290       256
Income before extraordinary item..................................................       642        220       170
Net income........................................................................       619        220       146

------------

(1) Includes net gains of approximately $200 million recognized in 1997 related to the sale or exchange of certain cable television systems.
(2) Includes a gain of approximately $250 million recognized in 1997 related to the sale of an interest in E! Entertainment Television, Inc.

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                         1997      1996      1995
                                                                                        ------    ------    ------
                                                                                                (MILLIONS)
CASH FLOW INFORMATION
Cash provided by operations..........................................................   $1,799    $1,912    $1,495
Capital expenditures.................................................................   (1,565)   (1,719)   (1,653)
Investments and acquisitions.........................................................     (172)     (146)     (217)
Investment proceeds..................................................................      520       612     1,120
Borrowings...........................................................................    3,400       215     2,484
Debt repayments......................................................................   (3,085)     (716)   (3,596)
Issuance of preferred stock of subsidiary............................................      243        --        --
Collections on note receivable from U S WEST.........................................       --       169       602
Capital distributions................................................................     (934)     (228)   (1,063)
Other financing activities, net......................................................     (100)      (92)      (34)
Increase (decrease) in cash and equivalents..........................................      106         7      (862)

                                                                                                  DECEMBER 31,
                                                                                               ------------------
                                                                                                1997       1996
                                                                                               -------    -------
                                                                                                   (MILLIONS)
BALANCE SHEET INFORMATION
Cash and equivalents........................................................................   $   322    $   216
Total current assets........................................................................     3,623      3,147
Total assets................................................................................    20,739     20,027
Total current liabilities...................................................................     3,976      4,092
Long-term debt..............................................................................     5,990      5,676
Minority interests..........................................................................     1,210      1,020
Preferred stock of subsidiary...............................................................       233         --
Time Warner General Partners' Senior Capital................................................     1,118      1,543
Partners' capital...........................................................................     6,430      6,681

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CAPITAL DISTRIBUTIONS

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

     In July 1997, the Time Warner General Partners received a $535 million distribution from TWE relating to their Senior Capital interests, thereby increasing the cumulative cash distributions received from TWE on such interests to $901 million. The Time Warner General Partners' remaining $1.1 billion Senior Capital interests and any undistributed partnership income allocated thereto (based on an 8% annual rate of return) are required to be distributed in two annual installments on July 1, 1998 and 1999.

     At December 31, 1997 and 1996, the Time Warner General Partners had recorded $417 million and $93 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $62.00 and $37.50, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During 1997, the Time Warner General Partners received distributions from TWE in the amount of $934 million, consisting of $535 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), $324 million of tax-related distributions and $75 million of stock option related distributions. During 1996, the Time Warner General Partners received distributions from TWE in the amount of $228 million, consisting of $215 million of tax-related distributions and $13 million of stock option related distributions. During 1995, the Time Warner General Partners received net distributions from TWE in the amount of $1.063 billion, consisting of $366 million of Senior Capital distributions (representing a portion of the priority capital return), $680 million of tax-related distributions and $17 million of stock option related distributions. In addition to the tax, stock option and Time Warner General Partners' Senior Capital distributions, TWE may make other capital distributions to its partners that are also subject to certain limitations contained in the TWE partnership and credit agreements.

TIME WARNER GENERAL PARTNER GUARANTEES

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.8 billion of TWE's debt and accrued interest at December 31, 1997, based on the relative fair value of the net assets each Time Warner General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. There are no restrictions on the ability of the Time Warner General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors.

SIX FLAGS

     In June 1995, TWE sold an initial 51% interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags was deconsolidated and TWE's remaining 49% interest in Six Flags has been accounted for under the equity method of accounting. TWE reduced debt by approximately $850 million in 1995 in connection with the transaction, and a portion of the income on the transaction was deferred by TWE principally as a result of its guarantee of certain third-party, zero-coupon indebtedness of Six Flags due in 1999.

     In February 1998, TWE entered into an agreement to sell its remaining 49% interest in Six Flags to Premier Parks Inc. ('Premier'), a regional theme park operator, for approximately $375 million of cash and $100 million of convertible preferred stock. TWE expects to use the net proceeds from this transaction, after taxes and transaction costs, to reduce debt. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. The transaction is expected to close in the second quarter of 1998, subject to customary closing conditions, including the successful completion of certain equity offerings by Premier.

5. OTHER INVESTMENTS

   Time Warner's other investments consist of:

                                                                                                    DECEMBER 31,
                                                                                                  ----------------
                                                                                                   1997      1996
                                                                                                  ------    ------
                                                                                                     (MILLIONS)
Equity method investments......................................................................   $1,350    $1,392
Market value method investments................................................................       --       401
Cost method investments........................................................................      145       126
                                                                                                  ------    ------
Total..........................................................................................   $1,495    $1,919
                                                                                                  ------    ------
                                                                                                  ------    ------

     Market value method investments at December 31, 1996 included 18.1 million shares of common stock of Hasbro, Inc. ('Hasbro'). Such shares were used in December 1997 to redeem certain Company-obligated mandatorily redeemable preferred securities of a subsidiary. In connection with such redemption and the related disposal of its interest in Hasbro, Time Warner recognized a $200 million pretax gain in 1997, which has been classified in interest and other, net, in the accompanying consolidated statement of operations.

     In addition to TWE and its equity investees, companies accounted for using the equity method include: The Columbia House Company partnerships (50% owned), other music joint ventures (generally 50% owned), Cinamerica Theatres, L.P. (sold in 1997, but previously 50% owned) and TBS (acquired in full in 1996, but previously 20% owned). A summary of combined financial information as reported by the equity investees of Time Warner is set forth below:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                         1997      1996      1995
                                                                                        ------    ------    ------
                                                                                                (MILLIONS)
Revenues.............................................................................   $1,336    $1,773    $5,123
Depreciation and amortization........................................................      (13)      (29)     (219)
Operating income.....................................................................       80       173       547
Net income (loss)....................................................................      (36)       61       188
Current assets.......................................................................      792     1,002     2,272
Total assets.........................................................................    1,132     1,616     5,851
Current liabilities..................................................................      418       517     1,318
Long-term debt.......................................................................    1,303     1,360     3,826
Total liabilities....................................................................    1,791     1,999     5,886
Total shareholders' deficit or partners' capital.....................................     (659)     (383)      (35)

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. INVENTORIES

   Inventories consist of:

                                                                          DECEMBER 31, 1997        DECEMBER 31, 1996
                                                                        ---------------------    ---------------------
                                                                        CURRENT    NONCURRENT    CURRENT    NONCURRENT
                                                                        -------    ----------    -------    ----------
                                                                                          (MILLIONS)
Film costs:
     Released, less amortization.....................................    $  68       $  228       $ 209       $  142
     Completed and not released......................................       88           48          54           --
     In process and other............................................       --          141          24          251
     Library, less amortization......................................       --        1,064          --        1,116
Programming costs, less amortization.................................      293          285         213          189
Magazines, books and recorded music..................................      381           --         441           --
                                                                        -------    ----------    -------    ----------
Total................................................................    $ 830       $1,766       $ 941       $1,698
                                                                        -------    ----------    -------    ----------
                                                                        -------    ----------    -------    ----------

     Excluding the Library, the total cost incurred in the production of theatrical and television product (including direct production costs, production overhead and certain exploitation costs, such as film prints and home videocassettes) amounted to $506 million in 1997 and $339 million in 1996; and the total cost amortized amounted to $613 million and $239 million, respectively. Excluding the Library, the unamortized cost of completed films at December 31, 1997 amounted to $432 million, more than 90% of which is expected to be amortized within three years after release.

7. LONG-TERM DEBT

   Long-term debt consists of:

                                                              WEIGHTED AVERAGE                    DECEMBER 31,
                                                              INTEREST RATE AT                 ------------------
                                                             DECEMBER 31, 1997    MATURITIES    1997       1996
                                                             ------------------   ----------   -------    -------
                                                                                                   (MILLIONS)
Bank credit agreement borrowings..........................          6.4%             2002      $ 2,600    $ 3,207
Fixed-rate senior notes and debentures....................          8.1%          1998-2036      6,909      7,081
Variable-rate senior notes................................          5.1%          2009-2031      1,200        454
Zero-coupon senior notes..................................          5.0%             2013        1,124      1,971
                                                                                               -------    -------
Total.....................................................                                     $11,833    $12,713
                                                                                               -------    -------
                                                                                               -------    -------

     Substantially all of Time Warner's long-term debt represents the obligations of its wholly owned subsidiaries TW Companies, TBS and TWI Cable. In December 1997, in order to simplify its credit structure, Time Warner implemented a cross-corporate guarantee structure, whereby Time Warner and each of TW Companies and TBS (the 'Guarantor Subsidiaries') have fully and unconditionally guaranteed any outstanding publicly traded indebtedness of each other and, along with TWI Cable, have similarly guaranteed each other's outstanding borrowings under their joint bank credit agreement. As a result of implementing this unified credit structure, the credit profile associated with the indebtedness of Time Warner or any of the Guarantor Subsidiaries is substantially the same.

FINANCING TRANSACTIONS

     During the past three years, in response to favorable market conditions and in connection with certain acquisitions, Time Warner and its consolidated subsidiaries have entered into a series of financing transactions that has resulted in the refinancing of approximately $10.2 billion of debt and the reduction of an additional $3.2 billion of debt. The debt refinancings have had the positive effect of lowering interest rates, staggering debt

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

maturities and, with respect to the redemption of certain convertible securities, eliminating the potential dilution from the conversion of such securities into 52.2 million shares of Time Warner common stock. In turn, the reduction in debt, of which $2.5 billion was attributable to proceeds raised from the issuance of certain preferred equity securities, has partially offset the assumption or incurrence of $6.1 billion of debt in connection with the Cable Acquisitions and the TBS Transaction. In connection with these financing transactions, Time Warner recognized an extraordinary loss on the retirement of debt of $55 million in 1997, $35 million in 1996 and $42 million in 1995.

BANK CREDIT AGREEMENT

     As part of these debt refinancings, Time Warner, together with certain of its consolidated and unconsolidated subsidiaries, entered into a new, five-year revolving credit facility in November 1997 (the '1997 Credit Agreement') and terminated its subsidiaries' financing arrangements under certain previously existing bank credit facilities (the 'Old Credit Agreements'). This enabled Time Warner to reduce its aggregate borrowing availability from $10.3 billion to $7.5 billion, lower interest rates and refinance outstanding borrowings under the Old Credit Agreements in the amounts of approximately $2.4 billion by subsidiaries of Time Warner and $2.1 billion by TWE.

     The 1997 Credit Agreement permits borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. The borrowers under the 1997 Credit Agreement are Time Warner, TW Companies, TBS, TWI Cable, TWE and TWE-A/N. Borrowings under the 1997 Credit Agreement are limited to (i) $6 billion in the aggregate for Time Warner, TW Companies, TBS and TWI Cable, (ii) $7.5 billion in the case of TWE and (iii) $2 billion in the case of TWE-A/N, subject in each case to an aggregate borrowing limit of $7.5 billion and certain other limitations and adjustments. Such borrowings bear interest at specific rates for each of the borrowers (generally equal to LIBOR plus a margin initially ranging from 35 to 40 basis points) and each borrower is required to pay a commitment fee on the unused portion of its commitment (initially ranging from .125% to .15% per annum), which margin and fee vary based on the credit rating or financial leverage of the applicable borrower. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings. The 1997 Credit Agreement contains certain covenants generally for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and dividends, distributions and other restricted cash payments or transfers of assets from the borrowers to their respective shareholders, partners or affiliates.

VARIABLE-RATE NOTES

     Variable-rate notes at December 31, 1997 consist of $600 million principal amount of Floating Rate Reset Notes due July 29, 2009 that are redeemable at the election of the holders, in whole but not in part, on July 29, 1999 (the 'Two-Year Floating Rate Notes') and $600 million principal amount of Floating Rate Reset Notes due December 30, 2031 that are similarly redeemable at the election of the holders on December 30, 2001 (the 'Five-Year Floating Rate Notes'). The Two-Year Floating Rate Notes bear interest at a floating rate equal to LIBOR less 115 basis points until July 29, 1999, at which time, if not redeemed, the interest rate will be reset at a fixed rate equal to 6.16% plus a margin based upon the credit risk of TW Companies at such time. The Five-Year Floating Rate Notes bear interest at a floating rate equal to LIBOR less 25 basis points until December 30, 2001, at which time, if not redeemed, the interest rate will be reset at a fixed rate equal to 6.59% plus a margin based upon the credit risk of TW Companies at such time.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ZERO-COUPON NOTES

     At December 31, 1997, the only remaining debt securities convertible into Time Warner common stock are the zero-coupon convertible notes due June 22, 2013. Such notes do not pay interest until maturity and are convertible at any time by the holders into an aggregate of 18.7 million shares of Time Warner common stock at the rate of 7.759 shares for each $1,000 principal amount of notes. Subject to each holder's right to convert, Time Warner can elect to redeem the notes any time after June 22, 1998 at the issue price plus accrued original issue discount (calculated at 5% per annum). Holders also can elect to have the notes redeemed at the issue price plus accrued original issue discount on June 22, 1998, 2003 and 2008, subject to Time Warner's right to pay in whole or in part with Time Warner common stock instead of cash. The equivalent conversion price of Time Warner common stock at the first date of redemption is $61.44 per share, and will be adjusted thereafter in proportion to changes in the accrued original issue discount of each note. Unamortized original issue discount on these zero-coupon notes was $1.291 billion and $1.345 billion at December 31, 1997 and 1996, respectively.

CREDIT AGREEMENT WITH TWE

     Time Warner has a credit agreement with TWE that allows it to borrow up to $400 million from TWE through September 15, 2000. Outstanding borrowings from TWE in the amount of $400 million bear interest at LIBOR plus 1% per annum. All amounts due to TWE under this agreement have been reclassified to Time Warner's investment in and amounts due to and from the Entertainment Group in the accompanying consolidated balance sheet.

INTEREST EXPENSE AND MATURITIES

     At December 31, 1997, Time Warner had interest rate swap contracts to pay floating-rates of interest and receive fixed-rates of interest on $2.3 billion notional amount of indebtedness, which resulted in approximately 52% of Time Warner's underlying debt being subject to variable interest rates (Note 15).

     Interest expense amounted to $1.049 billion in 1997, $968 million in 1996 and $877 million in 1995, including $19 million in 1997, $26 million in 1996 and $28 million in 1995 which was paid to TWE in connection with borrowings under Time Warner's $400 million credit agreement with TWE. The weighted average interest rate on Time Warner's total debt, including the effect of interest rate swap contracts, was 7.2% and 7.5% at December 31, 1997 and 1996, respectively.

     Annual repayments of long-term debt for the five years subsequent to December 31, 1997 consist of $500 million due in 1998, $500 million due in 2000 and $2.6 billion due in 2002. Such repayments exclude the aggregate repurchase or redemption prices of $1.151 billion in 1998, $600 million in 1999 and $600 million in 2001 relating to certain debt securities, in the years in which the holders thereof may first exercise their redemption options.

8. BORROWINGS AGAINST FUTURE STOCK OPTION PROCEEDS

     In connection with Time Warner's expanded common stock repurchase program (Note 12), Time Warner entered into a new five-year, $1.3 billion revolving credit facility (the 'Stock Option Proceeds Credit Facility') in early 1998, which replaced its previously existing facility. Borrowings under the Stock Option Proceeds Credit Facility are principally used to fund stock repurchases and approximately $125 million of future preferred dividend requirements on Time Warner's Series G, H, I and J Preferred Stock as of December 31, 1997. At December 31, 1997 and 1996, Time Warner had outstanding borrowings against future stock option proceeds of $533 million and $488 million, respectively.

     The Stock Option Proceeds Credit Facility initially provides for borrowings of up to $1.3 billion, of which up to $125 million is reserved solely for the payment of interest and fees thereunder. Borrowings under the

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Stock Option Proceeds Credit Facility generally bear interest at LIBOR plus a margin equal to 75 basis points and are principally expected to be repaid from the cash proceeds received from the exercise of designated employee stock options. The receipt of such stock option proceeds in excess of $500 million through March 2000, and thereafter in full on a cumulative basis, permanently reduces the borrowing availability under the facility. At December 31, 1997, based on a closing market price of Time Warner common stock of $62.00, the aggregate value of potential proceeds to Time Warner from the exercise of outstanding vested, 'in the money' stock options covered under the facility was approximately $2.3 billion, representing a 1.8 to 1 coverage ratio over the related $1.3 billion borrowing availability. To the extent that such stock option proceeds are not sufficient to satisfy Time Warner's obligations under the Stock Option Proceeds Credit Facility, Time Warner is generally required to repay such borrowings using proceeds from the sale of shares of its common stock held in escrow under the Stock Option Proceeds Credit Facility or, at Time Warner's election, using available cash on hand. In addition, as a result of Time Warner's commitment to use the Stock Option Proceeds Credit Facility to fund future preferred dividend requirements on its Series G, H, I and J Preferred Stock, Time Warner has also supplementally agreed to place in escrow an amount of cash equal to any excess of the unpaid, future preferred dividend requirements on such series of convertible preferred stock over the borrowing availability under the facility at any time. Under these arrangements, Time Warner had placed 51 million shares in escrow at December 31, 1997, which shares are not considered to be issued and outstanding capital stock of the Company. Time Warner may be required, from time to time, to have up to 105 million shares held in escrow.

9. INCOME TAXES

   Domestic and foreign pretax income (loss) are as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                        1997     1996      1995
                                                                                        ----     -----     -----
                                                                                               (MILLIONS)
Domestic.............................................................................   $728     $(193)    $(203)
Foreign..............................................................................    104       197       205
                                                                                        ----     -----     -----
Total................................................................................   $832     $   4     $   2
                                                                                        ----     -----     -----
                                                                                        ----     -----     -----

     Current and deferred income taxes (tax benefits) provided are as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                        1997     1996      1995
                                                                                        ----     -----     -----
                                                                                               (MILLIONS)
Federal:
     Current(1)......................................................................   $191     $  50     $  42
     Deferred........................................................................     49      (143)     (167)
Foreign:
     Current(2)......................................................................    205       230       215
     Deferred........................................................................     (3)      (16)        8
State and Local:
     Current(1)......................................................................     88        89        78
     Deferred........................................................................      1       (50)      (50)
                                                                                        ----     -----     -----
Total................................................................................   $531     $ 160     $ 126
                                                                                        ----     -----     -----
                                                                                        ----     -----     -----

------------

(1) Includes utilization of tax carryforwards of $109 million in 1997, $77 million in 1996 and $101 million in 1995. Excludes current federal and state and local tax benefits, respectively, of $132 million and $33 million in 1997, $16 million and $4 million in 1996, and $9 million and $5 million in 1995 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital. Excludes current federal tax benefits of $30 million in 1997, $4 million in 1996, and $3 million in 1995 resulting from the retirement of debt, which reduced the extraordinary losses in such years.

(2) Includes foreign withholding taxes of $114 million in 1997, $101 million in 1996 and $102 million in 1995.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as set forth below. The relationship between income before income taxes and income tax expense is most affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                         1997     1996     1995
                                                                                         ----     ----     ----
                                                                                               (MILLIONS)
Taxes on income at U.S. federal statutory rate........................................   $291     $  2     $  1
State and local taxes, net............................................................     58       26       18
Nondeductible goodwill amortization...................................................    170      131      100
Other nondeductible expenses..........................................................     11       10       10
Foreign income taxed at different rates, net of U.S. foreign tax credits..............      9        4        3
Other.................................................................................     (8)     (13)      (6)
                                                                                         ----     ----     ----
Total.................................................................................   $531     $160     $126
                                                                                         ----     ----     ----
                                                                                         ----     ----     ----

     Significant components of Time Warner's net deferred tax liabilities are as follows:

                                                                                                    DECEMBER 31,
                                                                                                  ----------------
                                                                                                   1997      1996
                                                                                                  ------    ------
                                                                                                     (MILLIONS)
Assets acquired in business combinations.......................................................   $3,352    $3,788
Depreciation and amortization..................................................................    1,152       912
Unrealized appreciation of certain marketable securities.......................................        4        91
Other..........................................................................................      449       463
                                                                                                  ------    ------
Deferred tax liabilities.......................................................................    4,957     5,254
                                                                                                  ------    ------
Tax carryforwards..............................................................................      327       458
Accrued liabilities............................................................................      381       322
Receivable allowances and return reserves......................................................      203       222
Other..........................................................................................       86       170
                                                                                                  ------    ------
Deferred tax assets............................................................................      997     1,172
                                                                                                  ------    ------
Net deferred tax liabilities...................................................................   $3,960    $4,082
                                                                                                  ------    ------
                                                                                                  ------    ------

     U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of foreign subsidiaries aggregating approximately $875 million at December 31, 1997. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable. If such earnings are repatriated, additional U.S. income and foreign withholding taxes are substantially expected to be offset by the accompanying foreign tax credits.

     U.S. federal tax carryforwards at December 31, 1997 consisted of $745 million of net operating losses, $48 million of investment tax credits and $19 million of alternative minimum tax credits. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. Except for the alternative minimum

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

tax credits which do not expire, the other U.S. federal tax carryforwards expire in varying amounts as follows for income tax reporting purposes:

                                                                                                  CARRYFORWARDS
                                                                                             -----------------------
                                                                                                NET       INVESTMENT
                                                                                             OPERATING       TAX
                                                                                              LOSSES       CREDITS
                                                                                             ---------    ----------
                                                                                                   (MILLIONS)
1998......................................................................................     $   4         $  1
1999......................................................................................         3            1
2000......................................................................................         8           --
2001......................................................................................        27           --
Thereafter up to 2010.....................................................................       703           46
                                                                                             ---------        ---
                                                                                               $ 745         $ 48
                                                                                             ---------        ---
                                                                                             ---------        ---

10. MANDATORILY REDEEMABLE PREFERRED SECURITIES

     In August 1995, Time Warner issued approximately 12.1 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ('PERCS') for aggregate gross proceeds of $374 million. The PERCS were mandatorily redeemable in December 1997 for an amount per PERCS equal to the lesser of $54.41, and the market value of 1.5 shares of Hasbro common stock on December 17, 1997, payable in cash or, at Time Warner's option, Hasbro common stock. Pursuant to these terms, Time Warner redeemed the PERCS in December 1997 for all of its 18.1 million shares of Hasbro common stock. In connection with this redemption and the related disposal of its interest in Hasbro, Time Warner recognized a $200 million pretax gain in 1997, which has been classified in interest and other, net, in the accompanying consolidated statement of operations.

     In December 1995, Time Warner issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ('Preferred Trust Securities') for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that is the obligor on the Preferred Trust Securities are $592 million principal amount of 8 7/8% subordinated debentures of TW Companies due December 31, 2025. Cumulative cash distributions are payable on the Preferred Trust Securities at an annual rate of 8 7/8%. The Preferred Trust Securities are mandatorily redeemable for cash on December 31, 2025, and Time Warner has the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances, in each case at an amount per Preferred Trust Security equal to $25 plus accrued and unpaid distributions thereon.

     Time Warner has certain obligations relating to the Preferred Trust Securities which amount to a full and unconditional guaranty (on a subordinated basis) of its subsidiary's obligations with respect thereto.

11. SERIES M EXCHANGEABLE PREFERRED STOCK

     In April 1996, Time Warner raised approximately $1.55 billion of net proceeds in a private placement of 1.6 million shares of 10 1/4% exchangeable preferred stock. This issuance allowed the Company to realize cash proceeds through a security whose payment terms are principally linked to a portion of Time Warner's currently non-cash-generating interest in the Series B Capital of TWE. The proceeds raised from this transaction were used by Time Warner to reduce debt. As part of the TBS Transaction, these preferred shares were converted into registered shares of Series M exchangeable preferred stock with substantially identical terms ('Series M Preferred Stock'). Time Warner is authorized to issue up to 15.2 million shares of Series M Preferred Stock.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Series M Preferred Stock may be redeemed at the option of Time Warner, in whole or in part, on or after July 1, 2006, subject to certain conditions, at an amount per share equal to its liquidation preference plus accumulated and accrued and unpaid dividends thereon, and a declining premium through July 1, 2010 (the 'Optional Redemption Price'). Time Warner is required to redeem shares of Series M Preferred Stock representing up to 20%, 25%, 33 1/3% and 50% of the then outstanding liquidation preference of the Series M Preferred Stock on July 1 of 2012, 2013, 2014 and 2015, respectively, at an amount equal to the aggregate liquidation preference of the number of shares to be redeemed plus accumulated and accrued and unpaid dividends thereon (the 'Mandatory Redemption Price'). Total payments in respect of such mandatory redemption obligations on any redemption date are generally limited to an amount equal to the Pro Rata Percentage of any cash distributions received by Time Warner from TWE in the preceding year in connection with the scheduled redemption of Time Warner's interest in the Series B Capital of TWE and in connection with certain cash distributions related to Time Warner's interest in the Residual Capital of TWE. Time Warner is required to redeem any remaining outstanding shares of Series M Preferred Stock on July 1, 2016 at the Mandatory Redemption Price, subject to certain limitations in the event that Time Warner's interest in the Series B Capital of TWE has not been redeemed in full prior to such final mandatory redemption date.

     Upon a reorganization of TWE, as defined in the related certificate of designation, Time Warner must elect either to (1) exchange each outstanding share of Series M Preferred Stock for shares of a new series of 10 1/4% exchangeable preferred stock ('Series L Preferred Stock') that would have terms similar to those of the Series M Preferred Stock or (2) subject to certain conditions, redeem the outstanding shares of Series M Preferred Stock at an amount per share equal to 110% of the liquidation preference thereof, plus accumulated and accrued and unpaid dividends thereon or, after July 1, 2006, at the Optional Redemption Price. Time Warner has the option to exchange, in whole but not in part, subject to certain conditions, the outstanding shares of Series L Preferred Stock for Time Warner 10 1/4% Senior Subordinated Debentures due July 1, 2011 having a principal amount equal to the liquidation preference of the Series L Preferred Stock plus any accrued and unpaid dividends thereon.

12. SHAREHOLDERS' EQUITY

     Shareholders' equity of Time Warner at December 31, 1997 included 35.4 million shares of convertible preferred stock, 57.1 million shares of Series LMCN-V Common Stock and 519 million shares of common stock (net of 39.4 million shares of common stock in treasury). Time Warner is authorized to issue up to 250 million shares of preferred stock, up to 65 million shares of Series LMCN-V Common Stock and up to 2 billion shares of common stock. At February 28, 1998, there were approximately 25,000 holders of record of Time Warner common stock. This total does not include the large number of investors who hold such shares through banks, brokers or other fiduciaries.

     In November 1997, Time Warner's Board of Directors authorized a 20 million share increase in Time Warner's existing common stock repurchase program that, along with previous authorizations, will allow the

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company to repurchase, from time to time, up to 35 million shares of Time Warner common stock. Common stock repurchases have been funded with borrowings under Time Warner's Stock Option Proceeds Credit Facility (Note 8). The common stock repurchased under the program is expected to continue to be used to satisfy future share issuances related to the exercise of existing employee stock options and the potential conversion of certain convertible securities. Actual repurchases in any period will be subject to market conditions. In 1997, Time Warner acquired 6.2 million shares of its common stock, thereby increasing the cumulative shares purchased under this program through 1997 to approximately
17.6 million shares at an aggregate cost of $800 million.

     During 1996 and 1995, Time Warner issued over 35 million shares of convertible preferred stock in connection with the ITOCHU/Toshiba Transaction and the Cable Acquisitions. Set forth below is a summary of the principal terms of Time Warner's outstanding issues of convertible preferred stock:

                                                                NUMBER OF SHARES
                                                                OF COMMON STOCK     EFFECTIVE    EARLIEST     EARLIEST
                                                   SHARES        ISSUABLE UPON      ISSUANCE     EXCHANGE    REDEMPTION
DESCRIPTION                                      OUTSTANDING       CONVERSION         DATE         DATE         DATE
----------------------------------------------   -----------    ----------------    ---------    --------    ----------
                                                 (MILLIONS)        (MILLIONS)
Series D Preferred Stock......................       11.0             22.9             7/6/95     7/6/99        7/6/00
Series E Preferred Stock......................        3.1              6.6             1/4/96     1/4/01        1/4/01
Series F Preferred Stock......................        3.0              6.2             1/4/96     1/4/00        1/4/01
Series G Preferred Stock......................        6.2             12.9             9/5/95     9/5/99        9/5/99
Series H Preferred Stock......................        1.8              3.7             9/5/95     9/5/00        9/5/99
Series I Preferred Stock......................        7.0             14.6            10/2/95    10/2/99       10/2/99
Series J Preferred Stock......................        3.3              6.8             5/2/95     5/2/98        5/2/00
                                                    -----            -----

Total shares outstanding at
  December 31, 1997...........................       35.4             73.7
                                                    -----            -----
                                                    -----            -----

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

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Preferred Stock, in whole or in part, for cash at the liquidation value plus accrued dividends, at any time on or after the respective redemption date.

     In 1996, Time Warner exchanged all outstanding shares of its Series B preferred stock having an aggregate liquidation value of $69 million for approximately 1.7 million shares of Time Warner common stock.

     Pursuant to Time Warner's shareholder rights plan, as amended, each share of Time Warner common stock has attached to it one right, which becomes exercisable in certain events involving the acquisition of 15% or more of the then outstanding common stock of Time Warner on a fully diluted basis. Upon the occurrence of such an event, each right entitles its holder to purchase for $150 the economic equivalent of common stock of Time Warner, or in certain circumstances, of the acquiror, worth twice as much. In connection with the plan, 8 million shares of preferred stock were reserved. The rights expire on January 20, 2004.

     At December 31, 1997, Time Warner had convertible securities and outstanding stock options that were convertible or exercisable into approximately 180 million shares of common stock.

13. STOCK OPTION PLANS

     Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. Such options have been granted to employees of Time Warner and TWE at, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, no compensation cost has been recognized for its stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value at the grant dates for all awards made subsequent to 1994 consistent with the method set forth under FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'), Time Warner's net income (loss) and net loss per common share would have been changed to the pro forma amounts indicated below:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                     1997        1996       1995
                                                                                     -----      ------      -----
                                                                                          (MILLIONS, EXCEPT
                                                                                          PER SHARE AMOUNTS)
Net income (loss):
     As reported..................................................................   $ 246      $ (191)     $(166)
                                                                                     -----      ------      -----
                                                                                     -----      ------      -----
     Pro forma....................................................................   $ 200      $ (216)     $(178)
                                                                                     -----      ------      -----
                                                                                     -----      ------      -----
Net loss per common share:
     As reported..................................................................   $(.13)     $(1.04)     $(.57)
                                                                                     -----      ------      -----
                                                                                     -----      ------      -----
     Pro forma....................................................................   $(.21)     $(1.10)     $(.60)
                                                                                     -----      ------      -----
                                                                                     -----      ------      -----

     FAS 123 is applicable only to stock options granted subsequent to December 31, 1994. Accordingly, since Time Warner's compensation expense associated with such grants would generally be recognized over a three-year vesting period, the initial impact of applying FAS 123 on pro forma net income for 1996 and 1995 is not comparable to the impact on pro forma net income for 1997, when the pro forma effect of the three-year vesting period has been fully reflected.

     For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividend yields of 1% in all periods; expected volatility of 21.9%, 21.7% and 22.3%, respectively; risk-free interest rates of 6.4%, 6.1% and 7.1%, respectively; and expected lives of 5 years in all periods. The weighted average fair value of an option granted during the year was $13.15 ($7.76, net of taxes), $11.55 ($6.81, net of taxes) and $11.95 ($7.05, net of taxes) for the years ended December 31, 1997, 1996 and

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1995, respectively. In 1997 and 1996, Time Warner granted options to certain executives at exercise prices exceeding the market price of Time Warner common stock on the date of grant. These above-market options had a weighted average exercise price and fair value of $64.89 and $12.58 ($7.42, net of taxes), respectively, in 1997 and $52.88 and $8.87 ($5.23, net of taxes), respectively, in 1996.

     A summary of stock option activity under all plans is as follows:

                                                                                                          WEIGHTED-
                                                                                             THOUSANDS     AVERAGE
                                                                                                OF        EXERCISE
                                                                                              SHARES        PRICE
                                                                                             ---------    ---------
Balance at January 1, 1995................................................................     77,611      $ 30.75
Granted...................................................................................      5,096        38.00
Exercised.................................................................................     (3,721)       27.16
Cancelled.................................................................................       (367)       35.80
                                                                                             ---------

Balance at December 31, 1995..............................................................     78,619      $ 31.36
Granted...................................................................................      9,460        43.30
Exercised.................................................................................     (3,686)       26.91
Assumed in connection with the TBS Transaction............................................     13,713        26.40
Cancelled.................................................................................       (239)       40.83
                                                                                             ---------

Balance at December 31, 1996..............................................................     97,867      $ 31.97
Granted...................................................................................      8,272        44.82
Exercised.................................................................................    (16,316)       27.32
Cancelled.................................................................................       (471)       37.78
                                                                                             ---------

Balance at December 31, 1997..............................................................     89,352      $ 33.98
                                                                                             ---------
                                                                                             ---------

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                         1997      1996      1995
                                                                                        ------    ------    ------
                                                                                               (THOUSANDS)
Exercisable..........................................................................   72,808    82,697    66,242
Available for future grants..........................................................    6,385     8,032     7,884

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                     -----------------------------------------     --------------------------
                                      WEIGHTED-
                                       AVERAGE       WEIGHTED-                      WEIGHTED-
    RANGE OF           NUMBER         REMAINING       AVERAGE         NUMBER         AVERAGE
    EXERCISE         OUTSTANDING     CONTRACTUAL     EXERCISE      EXERCISABLE      EXERCISE
     PRICES          AT 12/31/97        LIFE           PRICE       AT 12/31/97        PRICE
-----------------    ----------      -----------     ---------     -----------      ---------
                     (THOUSANDS)                                   (THOUSANDS)
    Under $17            1,639        2.1 years       $ 13.11          1,639         $ 13.11
$17.00 to $25.00        14,856        3.3 years       $ 21.15         14,856         $ 21.15
$25.01 to $35.00        20,659        4.0 years       $ 29.94         20,546         $ 29.92
$35.01 to $40.00        32,708        4.7 years       $ 36.89         27,993         $ 36.79
$40.01 to $50.00        17,620        7.4 years       $ 43.38          7,449         $ 42.51
$50.01 to $70.79         1,870        8.5 years       $ 59.03            325         $ 57.35
                     -----------                                   ------------
      Total             89,352        4.9 years       $ 33.98         72,808         $ 31.80
                     -----------                                   ------------
                     -----------                                   ------------

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For options exercised by employees of TWE, Time Warner is reimbursed by TWE for the amount by which the market value of Time Warner common stock on the exercise date exceeds the exercise price, or the greater of the exercise price or $27.75 for options granted prior to the TWE capitalization on June 30, 1992. There were 29.5 million options held by employees of TWE at December 31, 1997,
21.5 million of which were exercisable.

14. BENEFIT PLANS

     Time Warner and its subsidiaries have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Qualifying plans are funded in accordance with government pension and income tax regulations. Plan assets are invested in equity and fixed income securities. Time Warner's common stock represents approximately 7% and 5% of plan assets at December 31, 1997 and 1996, respectively.

     Pension expense included the following:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                         1997      1996     1995
                                                                                         -----     ----     -----
                                                                                                (MILLIONS)
Service cost..........................................................................   $  45     $ 49     $  29
Interest cost.........................................................................      68       64        53
Actual return on plan assets..........................................................    (162)     (90)     (137)
Net amortization and deferral.........................................................     101       37        89
                                                                                         -----     ----     -----
Total.................................................................................   $  52     $ 60     $  34
                                                                                         -----     ----     -----
                                                                                         -----     ----     -----

     The status of funded pension plans is as follows:

                                                                                                     DECEMBER 31,
                                                                                                     ------------
                                                                                                     1997    1996
                                                                                                     ----    ----
                                                                                                      (MILLIONS)
Accumulated benefit obligation (90% vested).......................................................   $650    $550
Effect of future salary increase..................................................................    246     210
                                                                                                     ----    ----
Projected benefit obligation......................................................................    896     760
Plan assets at fair value.........................................................................    839     704
                                                                                                     ----    ----
Projected benefit obligation in excess of plan assets.............................................    (57)    (56)
Unamortized actuarial losses......................................................................    (23)      2
Unamortized plan changes..........................................................................      2       3
Other.............................................................................................     --      (2)
                                                                                                     ----    ----
Accrued pension expense...........................................................................   $(78)   $(53)
                                                                                                     ----    ----
                                                                                                     ----    ----

     The following assumptions were used in accounting for pension plans:

                                                                            1997           1996            1995
                                                                         ----------     ----------     -----------
Weighted average discount rate................................              7.25%           7.75%          7.25%
Return on plan assets.........................................                 9%              9%             9%
Rate of increase in compensation..............................                 6%              6%             6%


     Employees of Time Warner's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

     Time Warner also has certain defined contribution plans, including savings and profit sharing plans, as to which the expense amounted to $83 million in 1997, $67 million in 1996 and $51 million in 1995. Contributions

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans are generally determined by management and approved by the boards of directors of the participating companies.

15. FINANCIAL INSTRUMENTS

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

     At December 31, 1997, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 5.8%) and receive fixed-rates of interest (average rate of 5.5%) on $2.3 billion notional amount of indebtedness, which resulted in approximately 52% of Time Warner's underlying debt, and 46% of the debt of Time Warner and the Entertainment Group combined, being subject to variable interest rates. The notional amount of outstanding contracts by year of maturity at December 31, 1997 is as follows: 1998-$700 million; 1999-$1.2 billion; and 2000-$400 million. At December 31, 1996, Time Warner had interest rate swap contracts on $2.3 billion notional amount of indebtedness.

     Based on the level of interest rates prevailing at December 31, 1997, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $753 million and it would have cost $25 million to terminate the related interest rate swap contracts, which combined is the equivalent of an unrealized loss of $778 million. Based on the level of interest rates prevailing at December 31, 1996, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $231 million and it would have cost $43 million to terminate its interest rate swap contracts, which combined was the equivalent of an unrealized loss of $274 million. Unrealized gains or losses on debt or interest rate swap contracts do not result in the realization or expenditure of cash and are not recognized for financial reporting purposes unless the debt is retired or the contracts are terminated prior to their maturity.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FOREIGN CURRENCY RISK MANAGEMENT

     Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its and TWE's combined foreign currency exposures anticipated over the ensuing twelve month period. At December 31, 1997, Time Warner had effectively hedged approximately half of the combined estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1997, Time Warner had contracts for the sale of $507 million and the purchase of $139 million of foreign currencies at fixed rates, primarily Japanese yen (20% of contract value), English pounds (19%), German marks (19%), Canadian dollars (15%) and French francs (15%), compared to contracts for the sale of $447 million and the purchase of $104 million of foreign currencies at December 31, 1996.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at December 31, 1997 and 1996 and is included in other current liabilities. No cash is required to be received or paid with respect to such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the years ended December 31, 1997, 1996 and 1995, Time Warner recognized $27 million in gains, $15 million in gains and $20 million in losses, respectively, and TWE recognized $14 million in gains, $6 million in gains and $11 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign currency contracts are placed with a number of major financial institutions in order to minimize credit risk.

16. SEGMENT INFORMATION

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

     Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ('EBITA'). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties.

     The operating results of Time Warner reflect the cable-related acquisitions of Summit effective as of May 2, 1995, KBLCOM effective as of July 6, 1995 and CVI effective as of January 4, 1996; and the cable networks and filmed entertainment-related acquisition of TBS effective as of October 10, 1996. The operating results of

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Entertainment Group reflect the cable-related formation of TWE-A/N effective as of April 1, 1995, the deconsolidation of Six Flags effective as of June 23, 1995 and the cable-related consolidation of Paragon effective as of July 6, 1995. The operating results of Six Flags prior to June 23, 1995 are reported separately to facilitate comparability.

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1997       1996       1995
                                                                                     -------    -------    ------
                                                                                              (MILLIONS)
REVENUES
Time Warner:
Publishing........................................................................   $ 4,290    $ 4,117    $3,722
Music.............................................................................     3,691      3,949     4,196
Cable Networks-TBS................................................................     2,900        680        --
Filmed Entertainment-TBS..........................................................     1,531        455        --
Cable.............................................................................       997        909       172
Intersegment elimination..........................................................      (115)       (46)      (23)
                                                                                     -------    -------    ------
Total.............................................................................   $13,294    $10,064    $8,067
                                                                                     -------    -------    ------
                                                                                     -------    -------    ------
Entertainment Group:
Filmed Entertainment-Warner Bros..................................................   $ 5,472    $ 5,648    $5,078
Six Flags Theme Parks.............................................................        --         --       227
Broadcasting-The WB Network.......................................................       136         87        33
Cable Networks-HBO................................................................     1,923      1,763     1,607
Cable.............................................................................     4,243      3,851     3,094
Intersegment elimination..........................................................      (446)      (488)     (410)
                                                                                     -------    -------    ------
Total.............................................................................   $11,328    $10,861    $9,629
                                                                                     -------    -------    ------
                                                                                     -------    -------    ------

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                         1997      1996      1995
                                                                                        ------    ------    ------
                                                                                                (MILLIONS)
EBITA(1)
Time Warner:
Publishing...........................................................................   $  529    $  464    $  417
Music(2).............................................................................      467       653       595
Cable Networks-TBS...................................................................      573       142        --
Filmed Entertainment-TBS.............................................................      200        30        --
Cable................................................................................      427       353        63
Intersegment elimination.............................................................      (13)        5        --
                                                                                        ------    ------    ------
Total................................................................................   $2,183    $1,647    $1,075
                                                                                        ------    ------    ------
                                                                                        ------    ------    ------
Entertainment Group:
Filmed Entertainment-Warner Bros.....................................................   $  404    $  379    $  377
Six Flags Theme Parks................................................................       --        --        40
Broadcasting-The WB Network..........................................................      (88)      (98)      (66)
Cable Networks-HBO...................................................................      391       328       275
Cable(3).............................................................................    1,184       917       810
                                                                                        ------    ------    ------
Total................................................................................   $1,891    $1,526    $1,436
                                                                                        ------    ------    ------
                                                                                        ------    ------    ------

------------

(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, Time Warner's business segment operating income was $1.271 billion in 1997, $966 million in 1996 and $697 million in 1995. Similarly, business segment operating income of the Entertainment Group was $1.461 billion in 1997, $1.090 billion in 1996 and $992 million in 1995.

(2) Includes losses of $85 million recorded in 1995 related to certain businesses and joint ventures owned by the Music division which were restructured or closed. The losses were primarily related to Warner Music Enterprises, one of the Company's former direct marketing efforts, and the write off of its related direct mail order assets that were not recoverable due to the closure of this business.

(3) Includes net gains of approximately $200 million recognized in 1997 related to the sale or exchange of certain cable television systems.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                         1997     1996     1995
                                                                                         ----     ----     ----
                                                                                               (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Time Warner:
Publishing............................................................................   $ 79     $ 71     $ 59
Music.................................................................................     83       91       95
Cable Networks-TBS....................................................................     87       20       --
Filmed Entertainment-TBS..............................................................      7        2       --
Cable.................................................................................    126      123       27
                                                                                         ----     ----     ----
Total.................................................................................   $382     $307     $181
                                                                                         ----     ----     ----
                                                                                         ----     ----     ----
Entertainment Group:
Filmed Entertainment-Warner Bros......................................................   $197     $167     $113
Six Flags Theme Parks.................................................................     --       --       20
Broadcasting-The WB Network...........................................................      1       --       --
Cable Networks-HBO....................................................................     22       22       18
Cable.................................................................................    736      619      465
                                                                                         ----     ----     ----
Total.................................................................................   $956     $808     $616
                                                                                         ----     ----     ----
                                                                                         ----     ----     ----

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                         1997     1996     1995
                                                                                         ----     ----     ----
                                                                                               (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(1)
Time Warner:
Publishing............................................................................   $ 48     $ 46     $ 36
Music.................................................................................    301      292      274
Cable Networks-TBS....................................................................    199       43       --
Filmed Entertainment-TBS..............................................................     87       22       --
Cable.................................................................................    277      278       68
                                                                                         ----     ----     ----
Total.................................................................................   $912     $681     $378
                                                                                         ----     ----     ----
                                                                                         ----     ----     ----
Entertainment Group:
Filmed Entertainment-Warner Bros......................................................   $123     $125     $124
Six Flags Theme Parks.................................................................     --       --       11
Broadcasting-The WB Network...........................................................     --       --       --
Cable Networks-HBO....................................................................     --       --        1
Cable.................................................................................    307      311      308
                                                                                         ----     ----     ----
Total.................................................................................   $430     $436     $444
                                                                                         ----     ----     ----
                                                                                         ----     ----     ----

------------
(1) Amortization includes amortization relating to all business combinations accounted for by the purchase method, including the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of TBS in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information as to the assets and capital expenditures of Time Warner and the Entertainment Group is as follows:

                                                                                            DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1997       1996       1995
                                                                                    -------    -------    -------
                                                                                             (MILLIONS)
ASSETS
Time Warner:
Publishing.......................................................................   $ 2,490    $ 2,418    $ 2,175
Music............................................................................     6,507      7,478      7,828
Cable Networks-TBS...............................................................     8,372      7,860         --
Filmed Entertainment-TBS.........................................................     2,950      3,232         --
Cable............................................................................     7,043      7,257      3,875
Entertainment Group(1)...........................................................     5,549      5,814      5,734
Corporate(2).....................................................................     1,252      1,005      2,520
                                                                                    -------    -------    -------
Total............................................................................   $34,163    $35,064    $22,132
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
Entertainment Group:
Filmed Entertainment-Warner Bros.................................................   $ 8,106    $ 8,111    $ 7,389
Broadcasting-The WB Network......................................................       113         67         63
Cable Networks-HBO...............................................................     1,080        997        935
Cable............................................................................    10,771     10,202      9,842
Corporate(2).....................................................................       669        650        731
                                                                                    -------    -------    -------
Total............................................................................   $20,739    $20,027    $18,960
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------

------------
(1) Entertainment Group assets represent Time Warner's investment in and amounts due to and from the Entertainment Group.
(2) Consists principally of cash, cash equivalents and other investments.

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                         1997      1996      1995
                                                                                        ------    ------    ------
                                                                                                (MILLIONS)
CAPITAL EXPENDITURES
Time Warner:
Publishing...........................................................................   $   77    $   76    $   70
Music................................................................................       87       142       121
Cable Networks-TBS...................................................................      113        34        --
Filmed Entertainment-TBS.............................................................        3         2        --
Cable................................................................................      282       215        56
Corporate............................................................................       12        12        19
                                                                                        ------    ------    ------
Total................................................................................   $  574    $  481    $  266
                                                                                        ------    ------    ------
                                                                                        ------    ------    ------
Entertainment Group:
Filmed Entertainment-Warner Bros.....................................................   $  144    $  340    $  294
Six Flags Theme Parks................................................................       --        --        43
Broadcasting-The WB Network..........................................................        1         2        --
Cable Networks-HBO...................................................................       19        29        20
Cable(1).............................................................................    1,401     1,348     1,293
Corporate............................................................................       --        --         3
                                                                                        ------    ------    ------
Total................................................................................   $1,565    $1,719    $1,653
                                                                                        ------    ------    ------
                                                                                        ------    ------    ------

------------

(1) Cable capital expenditures were funded in part through collections on the US WEST Note Receivable in the amount of $169 million in 1996 and $602 million in 1995 (Note 4). The U S WEST Note Receivable was fully collected during 1996.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information as to Time Warner's operations in different geographical areas is as follows:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1997       1996       1995
                                                                                     -------    -------    ------
                                                                                              (MILLIONS)
REVENUES(1)
Time Warner:
United States.....................................................................   $10,159    $ 7,262    $5,344
United Kingdom....................................................................       449        372       348
Germany...........................................................................       420        452       500
Japan.............................................................................       417        399       483
Canada............................................................................       262        209       213
France............................................................................       195        229       219
Other international...............................................................     1,392      1,141       960
                                                                                     -------    -------    ------
Total.............................................................................   $13,294    $10,064    $8,067
                                                                                     -------    -------    ------
                                                                                     -------    -------    ------
Entertainment Group:
United States.....................................................................   $ 9,096    $ 8,727    $7,647
United Kingdom....................................................................       488        383       338
Germany...........................................................................       284        374       247
Japan.............................................................................       172        196       245
Canada............................................................................       137        157       144
France............................................................................       152        143       141
Other international...............................................................       999        881       867
                                                                                     -------    -------    ------
Total.............................................................................   $11,328    $10,861    $9,629
                                                                                     -------    -------    ------
                                                                                     -------    -------    ------

------------

(1) Revenues are attributed to countries based on location of customer.

     Because a substantial portion of Time Warner's international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material.

17. COMMITMENTS AND CONTINGENCIES

     Time Warner's total rent expense amounted to $237 million in 1997, $192 million in 1996 and $174 million in 1995. The minimum rental commitments under noncancellable long-term operating leases are: 1998-$235 million; 1999-$221 million; 2000-$205 million; 2001-$188 million; 2002-$175 million and after 2002 - $980 million.

     Time Warner's minimum commitments and guarantees under certain programming, licensing, artists, athletes, franchise and other agreements aggregated approximately $6.4 billion at December 31, 1997, which are payable principally over a five-year period. Such amounts do not include the Time Warner General Partner guarantees of approximately $5.8 billion of TWE's debt and accrued interest.

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of Time Warner and alleged damages in connection with class action lawsuits. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the financial statements of Time Warner.

18. RELATED PARTY TRANSACTIONS

     In the normal course of conducting their businesses, Time Warner and its subsidiaries and affiliates have had various transactions with TWE and other Entertainment Group companies, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Employees of TWE participate in various Time Warner medical, stock option and other benefit plans for which Time Warner charges TWE its allocable share of plan expenses, including administrative costs. In addition, Time Warner provides TWE with certain corporate support services for which it received a fee in the amount of $72 million, $69 million and $64 million in 1997, 1996 and 1995, respectively.

     Time Warner's Cable division has management services agreements with TWE, pursuant to which TWE manages, or provides services to, the cable television systems owned by Time Warner. Such cable television systems also pay TWE for the right to carry cable television programming provided by TWE's cable networks. Similarly, Time Warner receives fees from TWE's cable television systems for the right to carry cable television programming provided by Time Warner's cable networks.

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

     Time Warner has a credit agreement with TWE that allows it to borrow up to $400 million from TWE through September 15, 2000. Outstanding borrowings from TWE in the amount of $400 million bear interest at LIBOR plus 1% per annum.

     In addition to transactions with TWE and other Entertainment Group companies, Time Warner has had transactions with the Columbia House Company partnerships, Comedy Partners, L.P., Six Flags and other equity investees of Time Warner and the Entertainment Group, generally with respect to sales of products and services in the ordinary course of business.

19. ADDITIONAL FINANCIAL INFORMATION

CASH FLOWS

     As of December 31, 1997, Time Warner had certain accounts receivable securitization facilities, which provide for the accelerated receipt of up to $700 million of cash on available receivables. In connection with each of these securitization facilities, Time Warner sells, on a revolving and nonrecourse basis, certain of its accounts receivables ('Pooled Receivables') to a wholly owned, special purpose entity which, in turn, sells a percentage ownership interest in the Pooled Receivables to a third-party, commercial paper conduit sponsored by a financial institution. These securitization transactions have been accounted for as a sale in accordance with FASB Statement No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.' Accordingly, accounts receivables sold under this securitization program have been reflected as a reduction in receivables in the accompanying consolidated balance sheet. Net proceeds received under this securitization program were $108 million in 1997, $147 million in 1996 and $35 million in 1995.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Additional financial information with respect to cash flows is as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                         1997     1996     1995
                                                                                         ----     ----     ----
                                                                                               (MILLIONS)
Cash payments made for interest.......................................................   $929     $839     $659
Cash payments made for income taxes...................................................    305      382      302
Tax-related distributions received from TWE...........................................    324      215      680
Income tax refunds received...........................................................     52       44       24
Noncash dividends.....................................................................    185      122       --

     Noncash financing activities in 1997 included the redemption of the PERCS in exchange for Time Warner's interest in Hasbro (Note 10). Noncash investing activities in 1996 included the $6.2 billion acquisition of TBS and the $904 million acquisition of CVI in exchange for capital stock (Note 2). Noncash investing and financing activities in 1995 included the $1.4 billion acquisitions of KBLCOM and Summit in exchange for capital stock (Note 2), the $1.36 billion acquisition of ITOCHU's and Toshiba's interests in TWE in exchange for capital stock and $10 million in cash (Note 4) and the $1.8 billion redemption of Time Warner's Redeemable Reset Notes due August 15, 2002 in exchange for other debt securities.

OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                                                                    DECEMBER 31,
                                                                                                  ----------------
                                                                                                   1997      1996
                                                                                                  ------    ------
                                                                                                     (MILLIONS)
Accrued expenses...............................................................................   $1,716    $1,410
Accrued compensation...........................................................................      430       351
Accrued income taxes...........................................................................       28        81
Deferred revenues..............................................................................      205       248
                                                                                                  ------    ------
Total..........................................................................................   $2,379    $2,090
                                                                                                  ------    ------
                                                                                                  ------    ------

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

Gerald M. Levin                   Richard D. Parsons                 Richard J. Bressler
Chairman and                      President                          Executive Vice President and
Chief Executive Officer                                              Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
TIME WARNER INC.

We have audited the accompanying consolidated balance sheet of Time Warner Inc. ('Time Warner') as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule and supplementary information listed in the Index at Item 14(a). These financial statements, schedule and supplementary information are the responsibility of Time Warner's management. Our responsibility is to express an opinion on these financial statements, schedule and supplementary information based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule and supplementary information, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 10, 1998

                                TIME WARNER INC.
                         SELECTED FINANCIAL INFORMATION

     The selected financial information for each of the five years in the period ended December 31, 1997 set forth below has been derived from and should be read in conjunction with the financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein.

     The selected historical financial information for 1996 reflects (a) the TBS Transaction, including the assumption of approximately $2.8 billion of indebtedness, (b) the use of approximately $1.55 billion of net proceeds from the issuance of 1.6 million shares of Series M exchangeable preferred stock, having an aggregate liquidation preference of $1.6 billion, to reduce outstanding indebtedness and (c) the acquisition of CVI, including the assumption or incurrence of approximately $2 billion of indebtedness. The selected historical financial information for 1995 reflects (a) the acquisitions of KBLCOM and Summit, including the assumption or incurrence of approximately $1.3 billion of indebtedness and (b) the exchange by Toshiba and ITOCHU of their direct and indirect interests in TWE.

                                                                              YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------------------
SELECTED OPERATING STATEMENT INFORMATION                           1997       1996       1995      1994      1993
                                                                  -------    -------    ------    ------    ------
                                                                        (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.......................................................   $13,294    $10,064    $8,067    $7,396    $6,581
Depreciation and amortization..................................    (1,294)      (988)     (559)     (437)     (424)
Business segment operating income (a)..........................     1,271        966       697       713       591
Equity in pretax income of Entertainment Group (b).............       686        290       256       176       281
Interest and other, net (c)....................................    (1,044)    (1,174)     (877)     (724)     (718)
Income (loss) before extraordinary item........................       301       (156)     (124)      (91)     (164)
Net income (loss) (d)..........................................       246       (191)     (166)      (91)     (221)
Net loss applicable to common shares (after preferred
  dividends)...................................................       (73)      (448)     (218)     (104)     (339)
Per share of common stock:
     Basic and diluted net loss (d)............................   $ (0.13)   $ (1.04)   $(0.57)   $(0.27)   $(0.90)
     Dividends.................................................   $  0.36    $  0.36    $ 0.36    $ 0.35    $ 0.31
Average common shares..........................................     567.7      431.2     383.8     378.9     374.7

------------

 (a) Business segment operating income for the year ended December 31, 1995 includes $85 million in losses relating to certain businesses and joint ventures owned by the Music division which were restructured or closed.

 (b) Time Warner's equity in the pretax income of the Entertainment Group for the year ended December 31, 1997 includes approximately $450 million of net gains relating to the sale or exchange of certain assets.

 (c) Interest and other, net, for the year ended December 31, 1997 includes a $200 million pretax gain relating to Time Warner's redemption of certain mandatorily redeemable preferred securities of a subsidiary and the related disposal of Time Warner's interest in Hasbro, Inc.

 (d) Net income (loss) for each of the years ended December 31, 1997, 1996, 1995 and 1993 includes an extraordinary loss on the retirement of debt of $55 million ($.10 per common share), $35 million ($.09 per common share), $42 million ($.11 per common share) and $57 million ($.15 per common share), respectively. In addition, the net loss for the year ended December 31, 1993 includes an unusual charge of $70 million ($.19 per common share) from the effect of changes in the income tax laws on Time Warner's deferred income tax liability.

                                                                                 DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED BALANCE SHEET INFORMATION                             1997       1996       1995       1994       1993
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)
Cash and equivalents (a)...................................   $   645    $   514    $ 1,185    $   282    $   200
Total assets...............................................    34,163     35,064     22,132     16,716     16,892
Debt due within one year...................................         8         11         34        355        120
Long-term debt.............................................    11,833     12,713      9,907      8,839      9,291
Borrowings against future stock option proceeds............       533        488         --         --         --
Company-obligated mandatorily redeemable preferred
  securities of subsidiaries...............................       575        949        949         --         --
Series M exchangeable preferred stock......................     1,857      1,672         --         --         --
Shareholders' equity:
     Preferred stock liquidation preference................     3,539      3,559      2,994        140        140
     Equity applicable to common stock.....................     5,817      5,943        673      1,008      1,230
     Total shareholders' equity............................     9,356      9,502      3,667      1,148      1,370
Total capitalization.......................................    24,162     25,335     14,557     10,342     10,781

------------

 (a) Includes $62 million of noncurrent cash and equivalents at December 31, 1996 that was held in escrow for purposes of funding certain preferred dividend requirements.

                                TIME WARNER INC.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                            BASIC         DILUTED
                                             EQUITY IN                   NET INCOME        EARNINGS       EARNINGS
                             OPERATING        PRETAX                       (LOSS)         (LOSS) PER     (LOSS) PER     DIVIDENDS
                             INCOME OF       INCOME OF        NET       APPLICABLE TO       COMMON         COMMON          PER
                             BUSINESS      ENTERTAINMENT     INCOME        COMMON           SHARE          SHARE         COMMON
  QUARTER       REVENUES     SEGMENTS          GROUP         (LOSS)       SHARES(e)         (e)(f)         (e)(f)         SHARE
------------    --------     ---------     -------------     ------     -------------     ----------     ----------     ---------
                                              (MILLIONS, EXCEPT PER SHARE AMOUNTS)
1997
1st (a)(b)       $3,034       $   194          $ 318         $  35          $ (43)          $(0.08)        $(0.08)        $0.09
2nd               3,193           345            108            30            (49)           (0.09)         (0.09)         0.09
3rd (a)           3,231           263             96           (35)          (116)           (0.20)         (0.20)         0.09
4th (a)(b)        3,836           469            164           216            135             0.23           0.22          0.09
Year             13,294         1,271            686           246            (73)           (0.13)         (0.13)         0.36

1996 (c)
1st (d)          $2,068       $   110          $ 116         $(119)         $(153)          $(0.39)        $(0.39)        $0.09
2nd (d)           2,139           215             93           (40)          (110)           (0.28)         (0.28)         0.09
3rd               2,157           139             61           (91)          (167)           (0.43)         (0.43)         0.09
4th               3,700           502             20            59            (18)           (0.03)         (0.03)         0.09
Year             10,064           966            290          (191)          (448)           (1.04)         (1.04)         0.36


               AVERAGE             COMMON STOCK
               COMMON              ------------
  QUARTER      SHARES          HIGH             LOW
------------   ------          ----             ----
              (MILLIONS, EXCEPT PER SHARE AMOUNTS)
1997
1st (a)(b)     558.9     $     45         $     36 3/8
2nd            561.0           50 3/4           40 3/8
3rd (a)        573.3           56 3/8           38 1/2
4th (a)(b)     577.5           62               53
Year           567.7           62               36 3/8

1996 (c)
1st (d)        391.7     $     45 1/4     $     37 1/4
2nd (d)        389.5           42 7/8           38 1/8
3rd            385.0           39 7/8           29 3/4
4th            558.7           42 1/4           36 1/2
Year           431.2           45 1/4           29 3/4

------------

 (a) Net income (loss) for each of the first, third and fourth quarters of 1997 includes an extraordinary loss on the retirement of debt of $17 million ($.03 per common share), $7 million ($.01 per common share) and $31 million ($.06 per common share), respectively. In addition, net income for the fourth quarter of 1997 includes an after-tax gain of approximately $120 million ($.20 per common share) relating to Time Warner's redemption of certain mandatorily redeemable preferred securities of a subsidiary and the related disposal of its interest in Hasbro, Inc.

 (b) Time Warner's equity in the pretax income of the Entertainment Group for the first quarter of 1997 includes a $250 million pretax gain relating to the sale of TWE's interest in E! Entertainment Television, Inc. Time Warner's equity in the pretax income of the Entertainment Group for 1997 also includes net gains of approximately $200 million for the year relating to the sale or exchange of certain cable television systems, of which approximately $160 million was recorded in the fourth quarter of 1997.

 (c) Quarterly financial information for 1996 reflects the acquisition by Time Warner of the remaining interest in TBS that it did not already own, effective as of October 10, 1996.

 (d) Net loss for each of the first and second quarters of 1996 includes an extraordinary loss on the retirement of debt of $26 million ($.07 per common share) and $9 million ($.02 per common share), respectively.

 (e)  After preferred dividend requirements.

 (f) Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
                      SUMMARIZED FINANCIAL INFORMATION OF
        TIME WARNER COMPANIES, INC. AND TURNER BROADCASTING SYSTEM, INC.

     On October 10, 1996, Time Warner Inc. ('Time Warner') acquired the remaining 80% interest in Turner Broadcasting System, Inc. ('TBS') that it did not already own, as more fully described in Note 2 to the Time Warner Inc. consolidated financial statements. As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name (now known as Time Warner Companies, Inc., 'TW Companies') and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. Time Warner, TW Companies and TBS have fully and unconditionally guaranteed all of the outstanding publicly traded indebtedness of each other.

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

TW COMPANIES

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                       ---------------------------
OPERATING STATEMENT INFORMATION                                                         1997      1996       1995
                                                                                       ------    -------    ------
                                                                                               (MILLIONS)
Revenues............................................................................   $8,950    $ 8,951    $8,067
Depreciation and amortization.......................................................     (914)      (902)     (559)
Business segment operating income (a)...............................................      763        853       697
Equity in pretax income of Entertainment Group (b)..................................      727        290       256
Interest and other, net (c).........................................................     (755)    (1,096)     (877)
Income (loss) before extraordinary item.............................................      291       (145)     (124)
Net income (loss) (d)...............................................................      240       (180)     (166)

                                                                                                  DECEMBER 31,
                                                                                               ------------------
BALANCE SHEET INFORMATION                                                                       1997       1996
                                                                                               -------    -------
                                                                                                   (MILLIONS)
Total current assets........................................................................   $ 3,823    $ 3,529
Investments in and amounts due to and from Entertainment Group..............................     5,590      5,814
Total assets................................................................................    25,625     25,595
Total current liabilities...................................................................     2,911      2,831
Long-term debt..............................................................................    11,085     11,002
Total liabilities...........................................................................    18,860     18,532
TW Companies-obligated mandatorily redeemable preferred securities of subsidiaries holding
  solely subordinated notes and debentures of TW Companies..................................       575        949
Series M exchangeable preferred stock (e)...................................................        --      1,672
Shareholders' equity (e)....................................................................     6,190      4,442

------------
 (a) Business segment operating income for the year ended December 31, 1995 includes $85 million in losses relating to certain businesses and joint ventures owned by the Music division which were restructured or closed.
 (b) TW Companies' equity in the pretax income of the Entertainment Group for the year ended December 31, 1997 includes approximately $450 million of net pretax gains relating to the sale or exchange of certain assets.
 (c) Interest and other, net, for the year ended December 31, 1997 includes a $200 million pretax gain relating to Time Warner's redemption of certain mandatorily redeemable preferred securities of a subsidiary and the related disposal of TW Companies' interest in Hasbro, Inc.
 (d) The net income or loss for each of the years ended December 31, 1997, 1996 and 1995 includes an extraordinary loss on the retirement of debt of $51 million, $35 million and $42 million, respectively.
 (e) TW Companies was recapitalized in 1997. In connection with such recapitalization, all outstanding shares of preferred stock held by Time Warner were exchanged or converted into an aggregate of approximately 128 thousand shares of common stock of TW Companies.

TBS

                                                                          THREE        NINE MONTHS
                                                        YEAR ENDED     MONTHS ENDED       ENDED        YEAR ENDED
                                                       DECEMBER 31,    DECEMBER 31,    SEPTEMBER 30,   DECEMBER 31,
                                                           1997            1996            1996            1995
                                                       ------------    ------------    ------------    ------------
                                                                                (MILLIONS)
OPERATING STATEMENT INFORMATION
Revenues............................................      $4,366          $1,124          $2,735          $3,412
Depreciation and amortization.......................        (380)            (86)           (141)           (188)
Business segment operating income...................         508             113             123             415
Interest and other, net.............................        (231)            (62)           (143)           (215)
Income before extraordinary item....................          90               3             (20)            103
Net income (loss) (a)...............................          86               3             (20)            103

                                                                                                  DECEMBER 31,
                                                                                               ------------------
                                                                                                1997       1996
                                                                                               -------    -------
                                                                                                   (MILLIONS)
BALANCE SHEET INFORMATION
Total current assets........................................................................   $ 1,183    $ 1,286
Total assets................................................................................    11,319     11,092
Total current liabilities...................................................................       954        934
Long-term debt..............................................................................       748      1,711
Debt due to Time Warner.....................................................................     1,722        985
Total liabilities...........................................................................     3,978      3,989
Shareholders' equity........................................................................     7,341      7,103

------------

 (a) Net income for the year ended December 31, 1997 includes an extraordinary loss on the retirement of debt of $4 million.

                                TIME WARNER INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                          ADDITIONS
                                                            BALANCE AT    CHARGED TO                         BALANCE
                                                            BEGINNING     COSTS AND                          AT END
                       DESCRIPTION                          OF PERIOD      EXPENSES       DEDUCTIONS        OF PERIOD
---------------------------------------------------------   ----------    ----------      ----------        ---------
                                                                                   (MILLIONS)
1997:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.....................     $  236       $    379        $   (304)(c)       $ 311
     Reserves for sales returns and allowances...........        740          2,599          (2,659)(d)(e)      680
                                                            ----------    ----------      ----------        ---------
          Total..........................................     $  976       $  2,978        $ (2,963)          $ 991
                                                            ----------    ----------      ----------        ---------
                                                            ----------    ----------      ----------        ---------
Reserves deducted from amounts due to publishers
  (accounts payable)
     Allowance for magazine and book returns.............     $ (179)      $ (1,070)       $  1,078(e)        $(171)
                                                            ----------    ----------      ----------        ---------
                                                            ----------    ----------      ----------        ---------

1996:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.....................     $  188       $    312(a)     $   (264)(c)       $ 236
     Reserves for sales returns and allowances...........        598          2,628(b)       (2,486)(d)(e)      740
                                                            ----------    ----------      ----------        ---------
          Total..........................................     $  786       $  2,940        $ (2,750)          $ 976
                                                            ----------    ----------      ----------        ---------
                                                            ----------    ----------      ----------        ---------
Reserves deducted from amounts due to publishers
  (accounts payable)
     Allowance for magazine and book returns.............     $ (163)      $ (1,023)       $  1,007(e)        $(179)
                                                            ----------    ----------      ----------        ---------
                                                            ----------    ----------      ----------        ---------
1995:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.....................     $  157       $    230        $   (199)(c)       $ 188
     Reserves for sales returns and allowances...........        611          2,217          (2,230)(d)(e)      598
                                                            ----------    ----------      ----------        ---------
          Total..........................................     $  768       $  2,447        $ (2,429)          $ 786
                                                            ----------    ----------      ----------        ---------
                                                            ----------    ----------      ----------        ---------
Reserves deducted from amounts due to publishers
  (accounts payable)
     Allowance for magazine and book returns.............     $ (159)      $ (1,015)       $  1,011(e)        $(163)
                                                            ----------    ----------      ----------        ---------
                                                            ----------    ----------      ----------        ---------

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

OVERVIEW

     TWE had a strong financial performance in 1997, as measured by the operating performance of its businesses and the improved strength of its financial condition, as more fully discussed herein. This performance was driven by solid business fundamentals at its businesses and a disciplined financial focus on cost management and controlling capital spending.

USE OF EBITA

     During 1997, management concluded that the most appropriate measure for evaluating the operating performance of TWE's business segments is operating income before noncash amortization of intangible assets ('EBITA'). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of Warner Communications Inc. in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation in 1992. The exclusion of noncash amortization charges is also consistent with management's belief that TWE's intangible assets, such as cable television franchises, film and television libraries and the goodwill associated with its brands, are generally increasing in value and importance to TWE's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

     TWE completed a number of transactions in 1995 that have affected the comparability of its operating results for such year. These 1995 transactions include the formation of the TWE-Advance/Newhouse Partnership ('TWE-A/N'), the consolidation of Paragon Communications ('Paragon'), the refinancing of its bank debt, the reacquisition of the Time Warner Service Partnership Assets and certain asset sales, including the initial sale of 51% of TWE's interest in Six Flags Entertainment Corporation ('Six Flags'), all of which are more fully discussed herein. Such transactions are collectively referred to herein as the '1995 Transactions.'

     In order to enhance comparability, the following discussion of results of operations for TWE is supplemented, where appropriate, by pro forma financial information that gives effect to the 1995 Transactions as if such transactions had occurred at the beginning of 1995. The pro forma results are presented for informational purposes only and are not necessarily indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of 1995, nor are they necessarily indicative of future operating results.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

RESULTS OF OPERATIONS

1997 VS. 1996

     EBITA and operating income for TWE in 1997 and 1996 are as follows:

                                                                                YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                               EBITA           OPERATING INCOME
                                                                         -----------------     -----------------
                                                                          1997       1996       1997       1996
                                                                         ------     ------     ------     ------
                                                                                       (MILLIONS)
Filmed Entertainment-Warner Bros......................................   $  387     $  367     $  264     $  242
Broadcasting-The WB Network...........................................      (88)       (98)       (88)       (98)
Cable Networks-HBO....................................................      391        328        391        328
Cable(1)..............................................................    1,184        917        877        606
                                                                         ------     ------     ------     ------
Total.................................................................   $1,874     $1,514     $1,444     $1,078
                                                                         ------     ------     ------     ------
                                                                         ------     ------     ------     ------

------------

(1) Includes net gains of approximately $200 million recognized in 1997 related to the sale or exchange of certain cable television systems.

     TWE had revenues of $11.318 billion, income of $637 million before an extraordinary loss on the retirement of debt and net income of $614 million for the year ended December 31, 1997, compared to revenues of $10.852 billion and net income of $210 million for the year ended December 31, 1996.

     As discussed more fully below, TWE's net income increased significantly in 1997 as compared to 1996 due to an overall increase in EBITA and operating income generated by its business segments, including approximately $200 million of net gains recognized in 1997 related to the sale or exchange of certain cable television systems, and the recognition of an approximate $250 million gain in 1997 related to the sale of TWE's interest in E! Entertainment Television, Inc. These increases were offset in part by the recognition of a $23 million extraordinary loss on the retirement of debt in 1997 and an increase in minority interest expense related to TWE-A/N.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $85 million in the year ended December 31, 1997, and $70 million in the year ended December 31, 1996, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues decreased to $5.462 billion, compared to $5.639 billion in 1996. EBITA increased to $387 million from $367 million. Operating income increased to $264 million from $242 million. Revenues decreased principally as a result of lower worldwide theatrical and home video revenues, offset in part by increases in worldwide television distribution revenues. EBITA and operating income increased principally as a result of high-margin sales of library product that contributed to the strong performance of worldwide television distribution operations, cost savings and certain one-time gains, offset in part by higher depreciation principally relating to the expansion of theme parks and consumer products operations.

     Broadcasting-The WB Network. Revenues increased to $136 million, compared to $87 million in 1996. EBITA and operating losses improved to a loss of $88 million from a loss of $98 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of primetime scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss improved principally as a result of the revenue gains and the effect of an increase in a limited partner's interest in the network that occurred in early 1997. Due to the start-up nature of this national broadcast operation and the addition of a fourth night of primetime programming in January 1998, losses are expected to continue.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Cable Networks-HBO. Revenues increased to $1.923 billion, compared to $1.763 billion in 1996. EBITA and operating income increased to $391 million from $328 million. Revenues benefited primarily from an increase in subscriptions to 33.6 million from 32.4 million at the end of 1996. EBITA and operating income improved principally as a result of the revenue gains and, to a lesser extent, cost savings.

     Cable. Revenues increased to $4.243 billion, compared to $3.851 billion in 1996. EBITA increased to $1.184 billion from $917 million. Operating income increased to $877 million from $606 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's 'social contract' with the Federal Communications Commission (the 'FCC') and an increase in advertising and pay-per-view revenues. EBITA and operating income increased principally as a result of the revenue gains, as well as net gains of approximately $200 million recognized in 1997 in connection with the sale or exchange of certain cable systems. The increases in EBITA and operating income were partially offset by higher depreciation relating to capital spending.

     As of December 31, 1997, including the wholly owned cable operations of Time Warner, there were 12.6 million subscribers under the management of TWE's cable division, as compared to 12.3 million subscribers at the end of 1996.

     Interest and Other, Net. Interest and other, net, decreased to $345 million, compared to $522 million in 1996. Interest expense increased to $490 million, compared to $475 million in 1996. There was other income, net, of $145 million in 1997, compared to other expense, net, of $47 million in 1996, principally due to higher gains on asset sales, including an approximate $250 million pretax gain on the sale of an interest in E! Entertainment Television, Inc. recognized in 1997. This income was offset in part by higher losses from reductions in the carrying value of certain investments and the dividend requirements on preferred stock of a subsidiary issued in February 1997.

1996 VS. 1995

     EBITA and operating income for TWE in 1996 and 1995 are as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                                                    OPERATING
                                                                                 EBITA               INCOME
                                                                           -----------------     ---------------
                                                                            1996       1995       1996      1995
                                                                           ------     ------     ------     ----
                                                                                        (MILLIONS)
Filmed Entertainment-Warner Bros........................................   $  367     $  352     $  242     $228
Six Flags Theme Parks(1)................................................       --         40         --       29
Broadcasting-The WB Network.............................................      (98)       (66)       (98)     (66)
Cable Networks-HBO......................................................      328        275        328      274
Cable...................................................................      917        803        606      495
                                                                           ------     ------     ------     ----
Total...................................................................   $1,514     $1,404     $1,078     $960
                                                                           ------     ------     ------     ----
                                                                           ------     ------     ------     ----

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

     On a pro forma basis, giving effect to the 1995 Transactions as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the year ended December 31, 1995, revenues of $9.682 billion, depreciation expense of $635 million, EBITA of $1.396 billion, operating income of $962 million, income before extraordinary item of $172 million and net income of $148 million. No pro forma financial

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

information has been presented for TWE for the year ended December 31, 1996 because all of such transactions are already reflected, in all material respects, in the historical financial statements of TWE.

     As discussed more fully below, TWE's historical net income was higher in 1996 as compared to pro forma results in 1995 due to an overall increase in EBITA and operating income generated by its business segments, interest savings due to lower floating interest rates and the absence of a $24 million extraordinary loss on the retirement of debt recognized in 1995, offset in part by a decrease in investment-related income and an increase in minority interest expense related to TWE-A/N. On a historical basis, such underlying operating trends were enhanced by favorable comparisons as 1996 more fully benefited from the interest savings on lower average debt levels.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $70 million in the year ended December 31, 1996, and $86 million in the year ended December 31, 1995, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues increased to $5.639 billion, compared to $5.069 billion in 1995. EBITA increased to $367 million from $352 million. Operating income increased to $242 million from $228 million. Revenues benefited from increases in worldwide home video, television distribution and consumer products operations, offset in part by lower international theatrical revenues. EBITA and operating income benefited principally from the revenue gains, offset in large part by a $51 million increase in depreciation principally related to the 1996 summer opening of an international theme park in Germany.

     Six Flags Theme Parks. As a result of TWE's sale of 51% of its interest in Six Flags, the operating results of Six Flags have been deconsolidated effective as of June 23, 1995 and TWE's remaining 49% interest in Six Flags is accounted for under the equity method of accounting. In February 1998, TWE entered into an agreement to sell its remaining 49% interest. See Note 2 to the accompanying consolidated financial statements.

     Broadcasting-The WB Network. The WB Network recorded EBITA and operating losses of $98 million on $87 million of revenues in 1996, compared to EBITA and operating losses of $66 million on $33 million of revenues in 1995. The increase in revenues and operating losses primarily resulted from the expansion of the WB Network's primetime programming schedule and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. In addition, operating losses for 1995 were mitigated by a favorable legal settlement. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $1.763 billion in 1996, compared to $1.593 billion in 1995. EBITA increased to $328 million from $275 million. Operating income increased to $328 million from $274 million. Revenues benefited primarily from a significant increase in subscriptions to 32.4 million from 29.7 million at the end of 1995. EBITA and operating income improved principally as a result of the revenue gains.

     Cable. Revenues increased to $3.851 billion in 1996, compared to $3.005 billion in 1995. EBITA increased to $917 million from $803 million. Operating income increased to $606 million from $495 million. The 1996 Cable operating results increased as a result of the full year effect from the formation of TWE-A/N effective as of April 1, 1995 and the consolidation of Paragon effective as of July 6, 1995.

     On a pro forma basis, TWE's Cable division had 1995 revenues of $3.368 billion, EBITA of $837 million and operating income of $528 million. In comparison to 1995 pro forma results, 1996 revenues benefited from an aggregate increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's 'social contract' with the FCC and increases in advertising and pay-per-view revenues. EBITA and operating income increased principally as a result of revenue gains, offset in part by higher depreciation relating to increased capital spending.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     As of December 31, 1996, including the wholly owned cable operations of Time Warner, there were 12.3 million subscribers under the management of TWE's cable division, as compared to 10.4 million subscribers at the end of 1995.

     Interest and Other, Net. Interest and other, net, decreased to $522 million in 1996, compared to $580 million in 1995. Interest expense decreased to $475 million, compared to $571 million in 1995, principally as a result of interest savings on lower average debt levels related to management's debt reduction program and lower short-term, floating-rates of interest paid on borrowings under TWE's former and existing bank credit agreements. There was other expense, net, of $47 million in 1996 compared to other expense, net, of $9 million in 1995, principally due to an overall decrease in investment-related income. The decrease in investment-related income resulted from a reduction in interest income, and lower aggregate gains on the sale of certain assets. The reduction in interest income related to lower average cash balances and lower average principal amounts due under the note receivable from U S WEST that was fully collected during 1996.

FINANCIAL CONDITION AND LIQUIDITY
DECEMBER 31, 1997

1997 FINANCIAL CONDITION

     At December 31, 1997, TWE had $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.3 billion of partners' capital, compared to $5.7 billion of debt, $216 million of cash and equivalents (net debt of $5.5 billion), $1.5 billion of Time Warner General Partners' Senior Capital and $6.6 billion of partners' capital at December 31, 1996.

DEBT REFINANCINGS

     In November 1997, TWE and TWE-A/N, together with Time Warner Inc. and certain of its consolidated subsidiaries, entered into a new, five-year revolving credit facility (the '1997 Credit Agreement') and terminated their previously existing bank credit facility (the 'Old Credit Agreement'). This enabled TWE to reduce its aggregate borrowing availability from $8.3 billion to $7.5 billion, lower interest rates and refinance approximately $2.1 billion of its outstanding borrowings under the Old Credit Agreement. See Note 5 to the accompanying consolidated financial statements for a summary of the principal terms of the 1997 Credit Agreement.

CREDIT STATISTICS

     The combination of EBITA growth and controlled capital spending has resulted in improvements in TWE's financial condition and overall financial flexibility, as reflected in its strengthening financial ratios. These ratios, consisting of commonly used financial measures such as leverage and coverage ratios, are used by credit rating agencies and other credit analysts to measure the ability of a company to repay debt (leverage) and to pay interest (coverage). The leverage ratio represents the ratio of total debt, less cash to total business segment operating income before depreciation and amortization, less corporate expenses ('Adjusted EBITDA'). The coverage ratio represents the ratio of Adjusted EBITDA to total interest expense. Those ratios, on a historical basis for 1997 and 1996 and on a pro forma basis for 1995 are as set forth below:

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

                                                                                        HISTORICAL
                                                                                       -------------     PRO FORMA
                                                                                       1997     1996      1995(a)
                                                                                       ----     ----     ---------
Leverage ratio......................................................................   2.1x     2.4x        3.0x
Interest coverage ratio(b)..........................................................   5.4x     4.7x        3.7x

------------

 (a) Pro forma ratios for 1995 give effect to the 1995 Transactions as if each of such transactions had occurred at the beginning of 1995. Historical ratios for 1995 are not meaningful and have not been presented because they reflect the operating results of acquired or disposed entities for only a portion of the year in comparison to year-end net debt levels.

 (b)  Includes dividends related to the preferred stock of a subsidiary.

     TWE's leverage and coverage ratios for 1998 are expected to be negatively affected by TWE-A/N's assumption of approximately $1 billion of debt in connection with the TWE-A/N Transfers (as described more fully hereinafter). Nevertheless, management believes that TWE's operating cash flow will continue to be sufficient to service its debt requirements.

CASH FLOWS

     In 1997, TWE's cash provided by operations amounted to $1.834 billion and reflected $1.874 billion of EBITA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $940 million of noncash depreciation expense and $300 million from the securitization of backlog, less $493 million of interest payments, $95 million of income taxes, $72 million of corporate expenses and $620 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.912 billion in 1996 reflected $1.514 billion of business segment EBITA, $799 million of noncash depreciation expense and $255 million related to a reduction in working capital requirements, other balance sheet accounts and noncash items, less $513 million of interest payments, $74 million of income taxes and $69 million of corporate expenses.

     Cash used by investing activities was $1.252 billion in 1997, compared to $1.253 billion in 1996, principally as a result of lower capital expenditures, offset by a decrease in investment proceeds. Capital expenditures were $1.565 billion in 1997, and $1.719 billion in 1996.

     Cash used by financing activities was $476 million in 1997, compared to $652 million in 1996, principally as a result of an increase in debt used to fund cash distributions to Time Warner and the issuance of 250,000 shares of preferred stock of a subsidiary for aggregate net proceeds of $243 million, offset in part by a $706 million increase in distributions paid to Time Warner and the absence of $169 million of collections on the note receivable from U S WEST that was fully paid in 1996.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

     Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $1.401 billion in 1997, compared to $1.348 billion in 1996. Capital spending includes over $100 million in each year relating to Primestar, which is expected to be eliminated in 1998 upon the consummation of the Primestar Transactions (as described more fully hereinafter). Capital spending by TWE's Cable division for 1998 is budgeted to be approximately $1.4 billion and is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, TWE-A/N and Time Warner. As discussed more fully below, management expects to continue to finance such level of investment through cable operating cash flow and the development of new revenue streams from expanded programming options, high-speed Internet access, telephony and other services.

CABLE FINANCING STRATEGY

     Time Warner's and TWE's cable financing strategy is to continue to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of its cable television systems and develop new services, while pursuing opportunities to reduce both existing debt and its share of future funding requirements related to the cable television business and related ancillary businesses. Consistent with this strategy, Time Warner, TWE and TWE-A/N have recently announced or consummated certain transactions, primarily consisting of (i) a series of transactions with TCI Communications, Inc. ('TCI'), a subsidiary of Tele-Communications, Inc., to establish two, new strategic joint ventures, expand an existing joint venture and exchange certain cable television systems (collectively, the 'TCI Cable Transactions'), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to a separate entity, as well as certain related transactions and
(iii) the transfer by a wholly owned subsidiary of Time Warner of cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the 'TWE-A/N Transfers'). Each of these transactions is discussed more fully below.

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

Primestar Transactions

     In June 1997, TWE and the Advance/Newhouse Partnership ('Advance/Newhouse') entered into agreements to transfer the direct broadcast satellite operations conducted by TWE and TWE-A/N (the 'DBS Operations') and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ('Primestar' and

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

collectively, the 'Primestar Assets') to a new holding company ('Newco') that is ultimately expected to be the publicly traded parent of TCI Satellite Entertainment, Inc. ('TSAT'). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $260 million of debt reduction, as well as eliminate its share of future funding requirements for these operations that will be separately financed by Newco. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco. This transaction is referred to herein as the 'Primestar Roll-up Transaction.'

     In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ('ASkyB'), pursuant to which Primestar (or, under certain circumstances, Newco) will acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the 'Primestar ASkyB Transaction' and, when taken together with the Primestar Roll-up Transaction, the 'Primestar Transactions'). In exchange for such assets, ASkyB will receive non-voting securities of Newco that will be convertible into non-voting common stock of Newco and, accordingly, will reduce TWE's equity interest in Newco to approximately 16% on a fully diluted basis.

     The Primestar Transactions are not conditioned on each other and are expected to close independently. The Primestar Roll-up Transaction is expected to close on or about April 1, 1998. The Primestar ASkyB Transaction is expected to close in 1998, subject to customary closing conditions, including all necessary governmental and regulatory approvals, including the approval of the FCC. There can be no assurance that such approvals will be obtained.

TWE-A/N Transfers

     In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, and completed certain related transactions. The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ('TWI Cable'), a wholly owned subsidiary of Time Warner, and Paragon, a partnership formerly owning cable television systems serving approximately 1 million subscribers that was previously wholly owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The TWE-A/N Transfers increased the under-leveraged capitalization of TWE-A/N and consequently, TWE. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon.

     As part of the TWE-A/N Transfers, TWE exchanged substantially all of its beneficial interests in Paragon for an equivalent share of Paragon's cable television systems (or interests therein) serving approximately 500,000 subscribers. TWE, in turn, transferred such systems and certain related assets to TWE-A/N in exchange for TWE-A/N's beneficial interest in Paragon and in satisfaction of certain pre-existing obligations to TWE-A/N. This resulted in wholly owned subsidiaries of Time Warner owning 100% of the restructured Paragon entity, with less than 1% beneficially held for TWE. Accordingly, effective as of January 1, 1998, TWE will deconsolidate Paragon. Because this transaction represented an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it did not have a significant economic impact on Time Warner, TWE or TWE-A/N.

     In connection with the TWE-A/N Transfers, Advance/Newhouse made a capital contribution to TWE-A/N in order to maintain its 33.3% common partnership interest therein. Accordingly, TWE-A/N is now owned

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

65.2% by TWE, 33.3% by Advance/Newhouse and 1.5% indirectly by Time Warner. The TWE-A/N Transfers will be accounted for effective as of January 1, 1998.

SIX FLAGS

     In February 1998, TWE entered into an agreement to sell its remaining 49% interest in Six Flags to Premier Parks Inc. ('Premier'), a regional theme park operator, for approximately $375 million of cash and $100 million of convertible preferred stock. TWE expects to use the net proceeds from this transaction, after taxes and transaction costs, to reduce debt. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. The transaction is expected to close in the second quarter of 1998, subject to customary closing conditions, including the successful completion of certain equity offerings by Premier.

OFF-BALANCE SHEET ASSETS

     As discussed below, TWE believes that the value of certain off-balance sheet assets should be considered, along with other factors discussed elsewhere herein, in evaluating TWE's financial condition and prospects for future results of operations, including its ability to meet its capital and liquidity needs.

Intangible Assets

     As a creator and distributor of branded information and entertainment copyrights, TWE has a significant amount of internally generated intangible assets whose value is not fully reflected in the consolidated balance sheet. Such intangible assets extend across TWE's principal business interests, but are best exemplified by its interest in Warner Bros.' and HBO's copyrighted film and television product libraries, and the creation or extension of brands. Generally accepted accounting principles do not recognize the value of such assets, except at the time they may be acquired in a business combination accounted for by the purchase method of accounting.

     Because TWE owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the home videocassette in the 1980's and the potential exploitation of the digital video disc in the future, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in TWE's consolidated balance sheet.

Warner Bros. Backlog

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $2.126 billion at December 31, 1997, compared to $1.502 billion at December 31, 1996 (including amounts relating to TWE's cable television networks of $238 million and $189 million, respectively, and to Time Warner's cable television networks of $481 million in 1997 and $274 million in
1996).

     Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements. In order to accelerate the receipt of cash under these licensing contracts, TWE established a $600 million securitization facility in 1997 and received approximately $300 million of net proceeds thereunder. The remaining portion of backlog for which cash advances have not already been received continues to have significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

FOREIGN CURRENCY RISK MANAGEMENT

Foreign Exchange Contracts

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1997, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which are generally rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange contracts by purchasing an offsetting purchase contract. At December 31, 1997, Time Warner had contracts for the sale of $507 million and the purchase of $139 million of foreign currencies at fixed rates. Of Time Warner's $368 million net sale contract position, none of the foreign exchange purchase contracts and $105 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, compared to contracts for the sale of $102 million of foreign currencies at December 31, 1996.

     Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure at December 31, 1997, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1997 would result in approximately $5 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1997 would result in $5 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

Asian Financial Markets

     During 1997, the Asian financial markets experienced significant instability. Because less than 5% of TWE's revenues are derived from the sale of products and services in Asia, management does not believe that the state of the Asian financial markets poses a material risk to TWE's operations.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

YEAR 2000 TECHNOLOGY PREPAREDNESS

     TWE is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by its computerized information systems. Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using '00' as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Management is in the process of completing a review of significant software and equipment used in TWE's operations and, to the extent practicable, in the operations of its key business partners, in order to determine if any year 2000 risks exist that may be material to TWE as a whole. This process includes an assessment of year 2000 risks on an ongoing basis and the identification of practical remediation measures that could be taken on a timely basis to alter, validate or replace time-sensitive software. Management has already begun implementing certain of these measures and intends to complete its remediation efforts prior to any anticipated material impact on its computerized information systems. Costs of addressing potential problems have not been material to date and, based on preliminary information, are not currently expected to have a material adverse impact on TWE's financial position, results of operations or cash flows in future periods. However, if TWE, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, management plans to devote the resources it concludes are appropriate to resolve all significant year 2000 issues in a timely manner.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                                   (MILLIONS)

                                                                                                  1997         1996
                                                                                                 -------      -------
ASSETS
CURRENT ASSETS
Cash and equivalents..........................................................................   $   322      $   216
Receivables, including $385 and $383 million due from Time Warner,
  less allowances of $424 and $373 million....................................................     1,914        1,637
Inventories...................................................................................     1,204        1,134
Prepaid expenses..............................................................................       182          159
                                                                                                 -------      -------
Total current assets..........................................................................     3,622        3,146

Noncurrent inventories........................................................................     2,254        2,263
Loan receivable from Time Warner..............................................................       400          400
Investments...................................................................................       315          351
Property, plant and equipment, net............................................................     6,557        5,999
Cable television franchises...................................................................     3,063        3,054
Goodwill......................................................................................     3,859        3,996
Other assets..................................................................................       661          764
                                                                                                 -------      -------
Total assets..................................................................................   $20,731      $19,973
                                                                                                 -------      -------
                                                                                                 -------      -------
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable..............................................................................   $ 1,123      $   935
Participations and programming costs payable..................................................     1,176        1,393
Debt due within one year......................................................................         8            7
Other current liabilities, including $184 and $82 million due to Time Warner..................     1,667        1,740
                                                                                                 -------      -------
Total current liabilities.....................................................................     3,974        4,075

Long-term debt................................................................................     5,990        5,676
Other long-term liabilities, including $477 and $138 million due to Time Warner...............     1,873        1,085
Minority interests............................................................................     1,210        1,020
Preferred stock of subsidiary holding solely a mortgage note of its parent....................       233           --
Time Warner General Partners' Senior Capital..................................................     1,118        1,543

PARTNERS' CAPITAL
Contributed capital...........................................................................     7,537        7,537
Undistributed partnership earnings (deficit)..................................................    (1,204)        (963)
                                                                                                 -------      -------
Total partners' capital.......................................................................     6,333        6,574
                                                                                                 -------      -------
Total liabilities and partners' capital.......................................................   $20,731      $19,973
                                                                                                 -------      -------
                                                                                                 -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                        1997         1996         1995
                                                                                       -------      -------      ------
Revenues (a)........................................................................   $11,318      $10,852      $9,517
                                                                                       -------      -------      ------
Cost of revenues (a)(b).............................................................     7,406        7,441       6,597
Selling, general and administrative (a)(b)..........................................     2,468        2,333       1,960
                                                                                       -------      -------      ------
Operating expenses..................................................................     9,874        9,774       8,557
                                                                                       -------      -------      ------
Business segment operating income...................................................     1,444        1,078         960
Interest and other, net (a).........................................................      (345)        (522)       (580)
Minority interest...................................................................      (305)        (207)       (133)
Corporate services (a)..............................................................       (72)         (69)        (64)
                                                                                       -------      -------      ------
Income before income taxes..........................................................       722          280         183
Income taxes........................................................................       (85)         (70)        (86)
                                                                                       -------      -------      ------
Income before extraordinary item....................................................       637          210          97
Extraordinary loss on retirement of debt............................................       (23)          --         (24)
                                                                                       -------      -------      ------
Net income..........................................................................   $   614      $   210      $   73
                                                                                       -------      -------      ------
                                                                                       -------      -------      ------

------------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the years ended December 31, 1997, 1996 and 1995, respectively: revenues-$431 million, $198 million and $56 million; cost of revenues-$(167) million, $(95) million and $(54) million; selling, general and administrative-$18 million, $(38) million and $(61) million; interest and other, net-$30 million, $30 million and $24 million; and corporate expenses-$(72) million, $(69) million and $(64) million (Note 14).

(b) Includes depreciation and amortization expense of:..............................   $ 1,370      $ 1,235      $1,039
                                                                                       -------      -------      ------
                                                                                       -------      -------      ------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                                                        1997         1996         1995
                                                                                       -------      -------      -------
OPERATIONS
Net income..........................................................................   $   614      $   210      $    73
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt............................................        23           --           24
Depreciation and amortization.......................................................     1,370        1,235        1,039
Equity in losses of investee companies, net of distributions........................        57           38           84
Changes in operating assets and liabilities:
    Receivables.....................................................................      (273)         (50)        (159)
    Inventories.....................................................................      (114)        (637)        (118)
    Accounts payable and other liabilities..........................................       393          970          679
    Other balance sheet changes.....................................................      (236)         146         (103)
                                                                                       -------      -------      -------

Cash provided by operations.........................................................     1,834        1,912        1,519
                                                                                       -------      -------      -------

INVESTING ACTIVITIES
Investments and acquisitions........................................................      (172)        (146)        (203)
Capital expenditures................................................................    (1,565)      (1,719)      (1,535)
Investment proceeds.................................................................       485          612        1,050
                                                                                       -------      -------      -------

Cash used by investing activities...................................................    (1,252)      (1,253)        (688)
                                                                                       -------      -------      -------

FINANCING ACTIVITIES
Borrowings..........................................................................     3,400          215        2,484
Debt repayments.....................................................................    (3,085)        (716)      (3,596)
Issuance of preferred stock of subsidiary...........................................       243           --           --
Collections on note receivable from U S WEST........................................        --          169          602
Capital distributions...............................................................      (934)        (228)      (1,088)
Other...............................................................................      (100)         (92)         (95)
                                                                                       -------      -------      -------

Cash used by financing activities...................................................      (476)        (652)      (1,693)
                                                                                       -------      -------      -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.........................................       106            7         (862)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.........................................       216          209        1,071
                                                                                       -------      -------      -------

CASH AND EQUIVALENTS AT END OF PERIOD...............................................   $   322      $   216      $   209
                                                                                       -------      -------      -------
                                                                                       -------      -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (MILLIONS)

                                                                                    PARTNERS' CAPITAL
                                                  TIME WARNER    -------------------------------------------------------
                                                    GENERAL                     UNDISTRIBUTED       U S
                                                   PARTNERS'                     PARTNERSHIP        WEST         TOTAL
                                                    SENIOR       CONTRIBUTED      EARNINGS          NOTE       PARTNERS'
                                                    CAPITAL        CAPITAL        (DEFICIT)      RECEIVABLE     CAPITAL
                                                  -----------    -----------    -------------    ----------    ---------
BALANCE AT DECEMBER 31, 1994...................     $ 1,663        $ 7,398         $  (394)        $ (771)      $ 6,233
Net income.....................................                                         73                           73
Decrease in unrealized gains on securities.....                                         (4)                          (4)
Foreign currency translation adjustments.......                                         --                           --
                                                                                -------------                  ---------
    Comprehensive income.......................                                         69                           69
Distributions..................................        (366)                          (421)                        (421)
Reacquisition of Time Warner Service
  Partnership Assets...........................                        124                                          124
Allocation of income...........................         129                           (129)                        (129)
Collections....................................                                                       602           602
                                                  -----------    -----------    -------------       -----      ---------
BALANCE AT DECEMBER 31, 1995...................       1,426          7,522            (875)          (169)        6,478
Net income.....................................                                        210                          210
Increase in unrealized gains on securities.....                                          4                            4
Foreign currency translation adjustments.......                                         14                           14
                                                                                -------------                  ---------
    Comprehensive income.......................                                        228                          228
Distributions..................................                                       (199)                        (199)
Capital contributions..........................                         15                                           15
Allocation of income...........................         117                           (117)                        (117)
Collections....................................                                                       169           169
                                                  -----------    -----------    -------------       -----      ---------
BALANCE AT DECEMBER 31, 1996...................       1,543          7,537            (963)            --         6,574
Net income.....................................                                        614                          614
Increase in unrealized gains on securities.....                                          7                            7
Foreign currency translation adjustments.......                                        (29)                         (29)
                                                                                -------------                  ---------
    Comprehensive income.......................                                        592                          592
Distributions..................................        (535)                          (723)                        (723)
Allocation of income...........................         110                           (110)                        (110)
                                                  -----------    -----------    -------------       -----      ---------
BALANCE AT DECEMBER 31, 1997...................     $ 1,118        $ 7,537         $(1,204)        $   --       $ 6,333
                                                  -----------    -----------    -------------       -----      ---------
                                                  -----------    -----------    -------------       -----      ---------

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

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 12). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ('Time Warner')* $14 billion acquisition of Warner Communications Inc. ('WCI') in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ('ATC') in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $430 million in 1997, $436 million in 1996 and $444 million in 1995.

     Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital'), and 100% of the senior priority capital ('Senior Capital') and junior priority capital ('Series B Capital'). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ('U S WEST'), which acquired such interests in 1993 for $1.532 billion of cash and a $1.021 billion 4.4% note (the 'U S WEST Note Receivable') that was fully collected during 1996. Certain of Time Warner's subsidiaries are the general partners of TWE ('Time Warner General Partners').

BASIS OF PRESENTATION

     The consolidated financial statements of TWE reflect (i) the formation by TWE of the TWE-Advance/Newhouse Partnership effective as of April 1, 1995, (ii) the deconsolidation of Six Flags Entertainment Corporation ('Six Flags') effective as of June 23, 1995 and (iii) the consolidation of Paragon Communications ('Paragon') effective as of July 6, 1995. Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.

     In lieu of contributing certain assets to the partnership at its capitalization in 1992 (the 'Beneficial Assets'), the Time Warner General Partners assigned to TWE the net cash flow generated by such assets or

------------

* On October 10, 1996, Time Warner Inc. acquired the remaining 80% interest in Turner Broadcasting System, Inc. ('TBS') that it did not already own. As a result of this transaction, a new parent company with the name 'Time Warner Inc.' replaced the old parent company of the same name (now known as Time Warner Companies, Inc., 'TW Companies'), and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. Unless the context indicates otherwise, references herein to 'Time Warner' refer to TW Companies.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

BASIS OF CONSOLIDATION AND
ACCOUNTING FOR INVESTMENTS

     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of TWE and all companies in which TWE has a controlling voting interest ('subsidiaries'), as if TWE and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between TWE and its partners and affiliates are disclosed as related party transactions (Note 14).

     Investments in companies in which TWE has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Under the equity method, only TWE's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet, only TWE's share of the investee's earnings is included in the consolidated operating results, and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated cash flows.

     Investments in companies in which TWE does not have a controlling interest or an ownership and voting interest so large as to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions, or at cost, if the sale of a publicly traded investment is restricted or if the investment is not publicly traded. Unrealized gains and losses on investments accounted for at market value are reported in partners' capital until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market value and cost method investments are included in income when declared.

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

     Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues from the distribution of theatrical and television product in order to evaluate the ultimate recoverability of accounts receivables and film inventory recorded as assets in the consolidated balance sheet. Accounts receivables and sales related to the distribution of home video product

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

in the filmed entertainment industry are subject to customers' rights to return unsold items. Management periodically reviews such estimates and it is reasonably possible that management's assessment of recoverability of accounts receivables and individual films and television product may change based on actual results and other factors.

REVENUES AND COSTS

     Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is principally completed within eighteen months of initial release. Thereafter, feature films are distributed to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

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

     License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter upon which the related revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. Such contractual rights for which revenue is not yet recognizable is referred to as 'backlog.' Excluding advertising barter contracts, Warner Bros.' backlog amounted to $2.126 billion and $1.502 billion at December 31, 1997 and 1996, respectively (including amounts relating to the licensing of film product to TWE's cable television networks of $238 million and $189 million, respectively, and to Time Warner's cable television networks of $481 million and $274 million, respectively).

     Inventories of theatrical and television product are stated at the lower of amortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. A portion of the cost to acquire WCI in 1989 was allocated to its theatrical and television product, including an allocation to product that had been exhibited at least once in all markets ('Library'). The Library is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Current film inventories include the unamortized cost of completed feature films allocated to the primary markets, television films and series in production pursuant to a contract of sale, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films in the primary markets. Noncurrent film inventories include the unamortized cost of completed theatrical and television films allocated to the secondary markets, theatrical films in production and the Library.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ADVERTISING

     In accordance with the Financial Accounting Standards Board ('FASB') Statement No. 53, 'Financial Reporting by Producers and Distributors of Motion Picture Films,' advertising costs for theatrical and television product are capitalized and amortized over the related revenue streams in each market that such costs are intended to benefit, which generally does not exceed three months. Other advertising costs are expensed upon the first exhibition of the advertisement. Advertising expense, excluding theatrical and television product, amounted to $288 million in 1997, $332 million in 1996 and $241 million in 1995.

CASH AND EQUIVALENTS

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

FINANCIAL INSTRUMENTS

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

                                                                                                 DECEMBER 31,
                                                                                              -------------------
                                                                                               1997        1996
                                                                                              -------     -------
                                                                                                  (MILLIONS)
Land and buildings.........................................................................   $   804     $   780
Cable television equipment.................................................................     7,423       6,602
Furniture, fixtures and other equipment....................................................     2,310       2,129
                                                                                              -------     -------
                                                                                               10,537       9,511
Less accumulated depreciation..............................................................    (3,980)     (3,512)
                                                                                              -------     -------
Total......................................................................................   $ 6,557     $ 5,999
                                                                                              -------     -------
                                                                                              -------     -------

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

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, TWE has a significant and growing amount of intangible assets, including goodwill, cable television franchises, film and television libraries and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, TWE does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, are generally either expensed as incurred, or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as the start-up of The WB Network, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of TWE's internally generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition.

     TWE amortizes goodwill over periods up to forty years using the straight-line method. Cable television franchises, film and television libraries and other intangible assets are amortized over periods up to twenty years using the straight-line method. Amortization of intangible assets amounted to $430 million in 1997, $436 million in 1996 and $444 million in 1995. Accumulated amortization of intangible assets at December 31, 1997 and 1996 amounted to $3.020 billion and $2.623 billion, respectively.

     TWE periodically reviews the carrying value of acquired intangible assets for each acquired entity to determine whether an impairment may exist. TWE considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. If it is determined that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and reduced by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets.

INCOME TAXES

     As a Delaware limited partnership, TWE is not subject to U.S. federal and state income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes are provided on the income of such corporations using the liability method prescribed by FASB Statement No. 109, 'Accounting for Income Taxes.'

COMPREHENSIVE INCOME

     Effective January 1, 1997, TWE adopted FASB Statement No. 130, 'Reporting Comprehensive Income' ('FAS 130'). The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting partners' capital that, under generally accepted accounting principles, are excluded from net income. For TWE, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The adoption of FAS 130 did not have a material effect on TWE's primary financial statements, but did affect the presentation of the accompanying consolidated statement of partnership capital.

SEGMENT INFORMATION

     On December 31, 1997, TWE adopted FASB Statement No. 131, 'Disclosures about Segments of an Enterprise and Related Information' ('FAS 131'). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of FAS 131 did not have a material effect on TWE's primary financial statements, but did affect the disclosure of segment information contained elsewhere herein (Note 12).

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. ACQUISITIONS AND DISPOSITIONS

TCI CABLE TRANSACTIONS

     In September 1997, Time Warner Inc., TWE, the TWE-Advance/Newhouse Partnership ('TWE-A/N') and TCI Communications, Inc. ('TCI'), a subsidiary of Tele-Communications, Inc., signed a letter of intent to enter into a series of agreements to (i) form two cable television joint ventures in the Houston and south Texas areas that will be managed by TWE and own cable television systems serving an aggregate 1.1 million subscribers, subject to approximately $1.4 billion of debt, (ii) expand an existing joint venture in Kansas City, which is managed by TWE, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt, and (iii) exchange various cable television systems owned by Time Warner and TWE and serving over 500,000 subscribers (of which cable television systems serving approximately 400,000 subscribers are owned by TWE) for other cable television systems of comparable size in an effort to enhance each company's geographic clusters of cable television properties (collectively, the 'TCI Cable Transactions'). The joint ventures will be accounted for under the equity method of accounting.

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

PRIMESTAR TRANSACTIONS

     In June 1997, TWE and the Advance/Newhouse Partnership ('Advance/Newhouse') entered into agreements to transfer the direct broadcast satellite operations conducted by TWE and TWE-A/N (the 'DBS Operations') and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ('Primestar' and collectively, the 'Primestar Assets') to a new holding company ('Newco') that is ultimately expected to be the publicly traded parent of TCI Satellite Entertainment, Inc. ('TSAT'). Newco will also own the DBS Operations and Primestar partnership interests currently owned by TSAT and other existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE will receive an approximate 24% equity interest in Newco and realize approximately $260 million of debt reduction, as well as eliminate its share of future funding requirements for these operations that will be separately financed by Newco. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse will receive an approximate 6% equity interest in Newco. This transaction is collectively referred to herein as the 'Primestar Roll-up Transaction.'

     In a related transaction, Primestar also entered into an agreement in June 1997, with The News Corporation Limited, MCI Telecommunications Corporation ('MCI') and American Sky Broadcasting LLC ('ASkyB'), pursuant to which Primestar (or, under certain circumstances, Newco) will acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the 'Primestar ASkyB Transaction' and, when taken together with the Primestar Roll-up Transaction, the 'Primestar Transactions'). In exchange for such assets, ASkyB will receive non-voting securities of Newco that will be convertible into non-voting common stock of Newco and, accordingly, will reduce TWE's equity interest in Newco to approximately 16% on a fully diluted basis.

     The Primestar Transactions are not conditioned on each other and are expected to close independently. The Primestar Roll-up Transaction is expected to close on or about April 1, 1998. The Primestar ASkyB Transaction is expected to close in 1998, subject to customary closing conditions, including all necessary governmental and

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

regulatory approvals, including the approval of the Federal Communications Commission. There can be no assurance that such approvals will be obtained.

TWE-A/N TRANSFERS

     In April 1995, TWE formed a cable television joint venture with Advance/Newhouse to which Advance/Newhouse and TWE contributed cable television systems (or interests therein) serving approximately 4.5 million subscribers, as well as certain foreign cable investments and programming investments that included an aggregate 31% interest in Primestar. Upon formation of TWE-A/N, TWE, which is the managing partner, owned a 66.7% common partnership interest therein and Advance/Newhouse owned a 33.3% common partnership interest. TWE consolidates the partnership and the common partnership interest owned by Advance/Newhouse is reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. In addition, beginning on April 1, 1998, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership's net assets. The assets contributed by TWE and Advance/Newhouse to the partnership were recorded at their predecessor's historical cost. No gain was recognized by TWE upon the capitalization of the partnership.

     In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, and completed certain related transactions (collectively, the 'TWE-A/N Transfers'). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ('TWI Cable'), a wholly owned subsidiary of Time Warner, and Paragon, a partnership formerly owning cable television systems serving approximately 1 million subscribers that was previously wholly owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon.

     As part of the TWE-A/N Transfers, TWE exchanged substantially all of its beneficial interest in Paragon for an equivalent share of Paragon's cable television systems (or interests therein) serving approximately 500,000 subscribers. TWE, in turn, transferred such systems and certain related assets to TWE-A/N in exchange for TWE-A/N's beneficial interest in Paragon and in satisfaction of certain pre-existing obligations to TWE-A/N. This resulted in wholly owned subsidiaries of Time Warner owning 100% of the restructured Paragon entity, with less than 1% beneficially held for TWE. Accordingly, effective as of January 1, 1998, TWE will deconsolidate Paragon. Because this transaction represented an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it did not have a significant economic impact on Time Warner, TWE or TWE-A/N.

     In connection with the TWE-A/N Transfers, Advance/Newhouse made a capital contribution to TWE-A/N in order to maintain its 33.3% common partnership interest therein. Accordingly, TWE-A/N is now owned 65.2% by TWE, 33.3% by Advance/Newhouse and 1.5% indirectly by Time Warner. The TWE-A/N Transfers will be accounted for effective as of January 1, 1998.

SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS

     In 1997, in an effort to enhance its geographic clustering of cable television properties, TWE sold or exchanged various cable television systems. As a result of these transactions, TWE recognized net, pretax gains of approximately $200 million, which have been included in operating income in the accompanying consolidated statement of operations.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SIX FLAGS

     In June 1995, TWE sold an initial 51% interest in Six Flags to an investment group led by Boston Ventures for $204 million and received $640 million in additional proceeds from Six Flags, representing payment of certain intercompany indebtedness and licensing fees. As a result of the transaction, Six Flags was deconsolidated and TWE's remaining 49% interest in Six Flags has been accounted for under the equity method of accounting. TWE reduced debt by approximately $850 million in 1995 in connection with the transaction, and a portion of the income on the transaction was deferred by TWE principally as a result of its guarantee of certain third-party, zero-coupon indebtedness of Six Flags due in 1999.

     In February 1998, TWE entered into an agreement to sell its remaining 49% interest in Six Flags to Premier Parks Inc. ('Premier'), a regional theme park operator, for approximately $375 million of cash and $100 million of convertible preferred stock. TWE expects to use the net proceeds from this transaction, after taxes and transaction costs, to reduce debt. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. The transaction is expected to close in the second quarter of 1998, subject to customary closing conditions, including the successful completion of certain equity offerings by Premier.

PRO FORMA FINANCIAL INFORMATION

     Along with the formation of TWE-A/N and the partial sale of Six Flags in 1995, TWE completed a number of other transactions that also affected the comparability of its 1995 operating results (the '1995 Transactions'). The pro forma effect of these transactions on 1995 operating results is set forth below. No pro forma information has been presented for 1997 and 1996 because such transactions are already reflected in TWE's historical financial statements for such periods and, with regard to the acquisitions and dispositions announced or closed subsequent to 1995 as described above, there was no material effect on the comparability of the accompanying consolidated financial statements.

     On a pro forma basis, giving effect to the 1995 Transactions, including (i) the formation of TWE-A/N, (ii) the refinancing of approximately $2.6 billion of bank debt, (iii) the consolidation of Paragon, (iv) the reacquisition of the Time Warner Service Partnership Assets (Note 8), (v) the sale of 51% of TWE's interest in Six Flags and (vi) the sale or transfer of certain unclustered cable television systems owned by TWE, as if each of such transactions had occurred at the beginning of 1995, TWE would have reported for the year ended December 31, 1995, revenues of $9.682 billion, depreciation expense of $635 million, operating income before noncash amortization of intangible assets of $1.396 billion, operating income of $962 million, income before extraordinary item of $172 million and net income of $148 million.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVENTORIES
  TWE's inventories consist of:

                                                                                     DECEMBER 31,
                                                                   -------------------------------------------------
                                                                            1997                       1996
                                                                   ----------------------     ----------------------
                                                                   CURRENT     NONCURRENT     CURRENT     NONCURRENT
                                                                   -------     ----------     -------     ----------
                                                                                      (MILLIONS)
Film costs:
     Released, less amortization................................   $  545        $  658       $  544        $  535
     Completed and not released.................................      170            50          168            42
     In process and other.......................................       27           595           21           704
     Library, less amortization.................................       --           612           --           664
Programming costs, less amortization............................      382           339          319           318
Merchandise.....................................................       80            --           82            --
                                                                   -------     ----------     -------     ----------
Total...........................................................   $1,204        $2,254       $1,134        $2,263
                                                                   -------     ----------     -------     ----------
                                                                   -------     ----------     -------     ----------

     Excluding the Library, the total cost incurred in the production of theatrical and television product (including direct production costs, production overhead and certain exploitation costs, such as film prints and home videocassettes) amounted to $2.360 billion in 1997, $2.543 billion in 1996 and $2.011 billion in 1995; and the total cost amortized amounted to $2.329 billion, $1.998 billion and $2 billion, respectively. Excluding the Library, the unamortized cost of completed films at December 31, 1997 amounted to $1.423 billion, more than 90% of which is expected to be amortized within three years after release.

4. INVESTMENTS
  TWE's investments consist of:

                                                                                                   DECEMBER 31,
                                                                                                -------------------
                                                                                                 1997        1996
                                                                                                -------     -------
                                                                                                    (MILLIONS)
Equity method investments....................................................................    $ 238       $ 298
Cost method investments......................................................................       77          53
                                                                                                -------     -------
Total........................................................................................    $ 315       $ 351
                                                                                                -------     -------
                                                                                                -------     -------

     In the first quarter of 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in the accompanying consolidated statement of operations.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1997, companies accounted for using the equity method included: Comedy Partners, L.P. (50% owned), certain cable system joint ventures (generally 50% owned), Primestar (31% owned), Six Flags (49% owned), certain international cable and programming joint ventures (25% to 50% owned) and Courtroom Television Network (33% owned). A summary of combined financial information as reported by the equity investees of TWE is set forth below:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1997       1996       1995
                                                                                     ------     ------     ------
                                                                                              (MILLIONS)
Revenues..........................................................................   $2,207     $1,823     $1,450
Depreciation and amortization.....................................................     (235)      (197)      (195)
Operating income (loss)...........................................................      118         62         (9)
Net loss..........................................................................      (82)      (138)      (168)
Current assets....................................................................      412        624        455
Total assets......................................................................    3,046      3,193      2,416
Current liabilities...............................................................      993        431        405
Long-term debt....................................................................    1,625      2,853      1,778
Total liabilities.................................................................    2,734      2,829      2,323
Total shareholders' equity or partners' capital...................................      312        340         93

5. LONG-TERM DEBT

                                                              WEIGHTED AVERAGE                     DECEMBER 31,
                                                              INTEREST RATE AT                   -----------------
                                                              DECEMBER 31, 1997    MATURITIES     1997       1996
                                                              -----------------    -----------   ------     ------
                                                                                                    (MILLIONS)
Bank credit agreement borrowings...........................          6.4%             2002       $1,970     $1,555
Commercial paper...........................................          6.2%             1998          210        310
Fixed-rate senior notes and debentures.....................          8.6%           2002-2033     3,810      3,811
                                                                                                 ------     ------
Total......................................................                                      $5,990     $5,676
                                                                                                 ------     ------
                                                                                                 ------     ------

BANK CREDIT AGREEMENT

     In November 1997, TWE and TWE-A/N, together with Time Warner Inc. and certain of its consolidated subsidiaries, entered into a new, five-year revolving credit facility (the '1997 Credit Agreement') and terminated their previously existing bank credit facility (the 'Old Credit Agreement'). This enabled TWE to reduce its aggregate borrowing availability from $8.3 billion to $7.5 billion, lower interest rates and refinance approximately $2.1 billion of its outstanding borrowings under the Old Credit Agreement. In connection therewith, TWE recognized an extraordinary loss of $23 million in 1997. In addition, TWE recognized a $24 million extraordinary loss in 1995 related to certain other bank refinancings.

     The 1997 Credit Agreement permits borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. The borrowers under the 1997 Credit Agreement are TWE, TWE-A/N, Time Warner Inc., TW Companies, TBS and TWI Cable. Borrowings under the 1997 Credit Agreement are limited to (i) $7.5 billion in the case of TWE, (ii) $2 billion in the case of TWE-A/N and (iii) $6 billion in the aggregate for Time Warner Inc., TW Companies, TBS and TWI Cable, subject in each case to an aggregate borrowing limit of $7.5 billion and certain other limitations and adjustments. Such borrowings bear interest at specific rates for each of the borrowers (generally equal to LIBOR plus a margin initially equal to 40 basis points for TWE and 35 basis points for TWE-A/N) and each borrower is required to pay a commitment fee on the unused portion of its commitment (initially equal to .15% per annum for TWE and .125% per annum for TWE-A/N), which margin and fee vary based on the credit rating or financial leverage of the applicable borrower. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings. The 1997 Credit Agreement contains certain covenants generally for each borrower relating to, among other things, additional indebtedness; liens on assets;

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

cash flow coverage and leverage ratios; and dividends, distributions and other restricted cash payments or transfers of assets from the borrowers to their respective shareholders, partners or affiliates.

TIME WARNER GENERAL PARTNER GUARANTEES

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.8 billion of TWE's debt and accrued interest thereon based on the relative fair value of the net assets each Time Warner General Partner (or its predecessor) contributed to TWE (the 'Time Warner General Partner Guarantees'). Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the 'Indenture') requires the majority consent of the holders of the notes and debentures to terminate the Time Warner General Partner Guarantees. There are generally no restrictions on the ability of the Time Warner General Partner guarantors to transfer material assets, other than TWE assets, to parties that are not guarantors.

INTEREST EXPENSE AND MATURITIES

     Interest expense was $490 million in 1997, $475 million in 1996 and $571 million in 1995. The weighted average interest rate on TWE's total debt was 7.8% at December 31, 1997 and 1996.

     Annual repayments of long-term debt for the five years subsequent to December 31, 1997 consist only of $2.78 billion due in 2002. This includes all borrowings under the 1997 Credit Agreement, as well as any commercial paper borrowings supported thereby. TWE has the intent and ability under the 1997 Credit Agreement to continue to refinance its commercial paper borrowings on a long-term basis.

6. INCOME TAXES
  Domestic and foreign pretax income (loss) are as follows:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                       ------------------------
                                                                                       1997      1996      1995
                                                                                       ----      ----      ----
                                                                                              (MILLIONS)
Domestic............................................................................   $654      $263      $191
Foreign.............................................................................     68        17        (8)
                                                                                       ----      ----      ----
Total...............................................................................   $722      $280      $183
                                                                                       ----      ----      ----
                                                                                       ----      ----      ----

     As a partnership, TWE is not subject to U.S. federal, state or local income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes (benefits) of TWE and subsidiary corporations are as set forth below:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                         1997      1996      1995
                                                                                         ----      ----      ----
                                                                                                (MILLIONS)
Federal:
     Current(1).......................................................................   $  2      $  4      $ 7
     Deferred.........................................................................    (10)       (3)      (5 )
Foreign:
     Current(2).......................................................................     69        86       74
     Deferred.........................................................................     22       (21)       6
State and local:
     Current..........................................................................      4         5        7
     Deferred.........................................................................     (2)       (1)      (3 )
                                                                                         ----      ----      ----
Total income taxes....................................................................   $ 85      $ 70      $86
                                                                                         ----      ----      ----
                                                                                         ----      ----      ----

------------

(1) Includes utilization of Six Flags's tax carryforwards in the amount of $16 million in 1995.
(2) Includes foreign withholding taxes of $58 million in 1997, $54 million in 1996 and $60 million in 1995.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The financial statement basis of TWE's assets exceeds the corresponding tax basis by $8.1 billion at December 31, 1997, principally as a result of differences in accounting for depreciable and amortizable assets for financial statement and income tax purposes.

7. PREFERRED STOCK OF SUBSIDIARY

     In February 1997, a newly formed, substantially owned subsidiary of TWE (the 'REIT') issued 250,000 shares of preferred stock ('REIT Preferred Stock'). The REIT is intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. TWE used the aggregate net proceeds from the transaction of $243 million to reduce its bank debt. The sole asset of the REIT is a $432 million mortgage note payable by TWE, which has been secured by certain real estate owned by TWE or its affiliates.

     Each share of REIT Preferred Stock is entitled to a liquidation preference of $1,000 and entitles the holder thereof to receive cumulative cash dividends, payable quarterly, at the rate of 14.253% per annum through December 30, 2006 and 1% per annum thereafter, which results in an effective dividend yield of 8.48%. Shares of REIT Preferred Stock are redeemable only in the event of certain changes or proposed changes to the tax laws or regulations to the effect that dividends paid by the REIT or interest paid under the mortgage note would not be fully deductible for federal income tax purposes. TWE has the right to liquidate or dissolve the REIT at any time after December 30, 2006 or, at any time prior thereto, upon the approval of the holders of at least two-thirds of the outstanding shares of REIT Preferred Stock.

8. TWE PARTNERS' CAPITAL

PARTNERSHIP CAPITAL AND ALLOCATION OF INCOME

     Each partner's interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to the partnership ('Undistributed Contributed Capital'), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the table below. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as 'Cumulative Priority Capital.' Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the priority of Undistributed Contributed Capital, ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 1997 and priority capital rates of return thereon is set forth below:

                                                                                                             LIMITED
                                                                                PRIORITY       TIME         PARTNERS
                                                UNDISTRIBUTED    CUMULATIVE     CAPITAL       WARNER     ---------------
                                                 CONTRIBUTED      PRIORITY      RATES OF     GENERAL      TIME      U S
PRIORITY OF UNDISTRIBUTED CONTRIBUTED CAPITAL    CAPITAL(a)       CAPITAL      RETURN(B)     PARTNERS    WARNER    WEST
---------------------------------------------   -------------    ----------    ----------    --------    ------    -----
                                                        (BILLIONS)                                        (OWNERSHIP%)
Senior Capital...............................       $ 0.9          $  1.1          8.00%      100.00%       --       --
Series A Capital.............................         5.6            11.3         13.00%       63.27%    11.22 %   25.51%
Series B Capital.............................         2.9(d)          6.0         13.25%      100.00%       --       --
Residual Capital.............................         3.3(d)          3.3(c)         --(c)     63.27%    11.22 %   25.51%

------------

(a) Excludes partnership income or loss allocated thereto.

(b) To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11% and 11.25%, respectively.

(c) Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Undistributed Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.

(d) The Undistributed Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Undistributed Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

     Because Undistributed Contributed Capital is generally based on the fair value of the net assets that each partner initially contributed to the partnership, the aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in the consolidated financial statements, which is based on the historical cost of the contributed net assets. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which is also based on the historical cost of contributed net assets.

     Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ('special tax allocations'). After any special tax allocations, partnership income is allocated to the Senior Capital, Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, then to reduce the Time Warner General Partners' Senior Capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

     The Series B Capital owned by subsidiaries of Time Warner may be increased if certain operating performance targets are achieved over a ten-year period ending on December 31, 2001. In addition, U S WEST has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests, depending on cable operating performance. The option is exercisable between January 1, 1999 and on or about May 31, 2005 at a maximum exercise price of $1.25 billion to $1.8 billion, depending on the year of exercise. Either U S WEST or TWE may elect that the exercise price be paid with partnership interests rather than cash.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CAPITAL DISTRIBUTIONS

     Distributions and loans to the partners are subject to partnership and credit agreement limitations. Generally, TWE must be in compliance with the cash flow coverage and leverage ratios, restricted payment limitations and other credit agreement covenants in order to make such distributions or loans.

     In July 1997, the Time Warner General Partners received a $535 million distribution from TWE relating to their Senior Capital interests (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), which, when taken together with a $366 million distribution in 1995 (representing a portion of the priority capital return) increased the cumulative cash distributions received from TWE on such interests to $901 million. The Time Warner General Partners' remaining $1.1 billion Senior Capital interests and any undistributed partnership income allocated thereto (based on an 8% annual rate of return) are required to be distributed in two annual installments on July 1, 1998 and 1999.

     TWE reimburses Time Warner for the amount by which the market price on the exercise date of Time Warner common stock options exercised by employees of TWE exceeds the exercise price or, with respect to options granted prior to the TWE capitalization, the greater of the exercise price and $27.75, the market price of the common stock at the time of the TWE capitalization on June 30, 1992 ('Stock Option Distributions'). TWE accrues Stock Option Distributions and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously accrued Stock Option Distributions and the corresponding liability when the market price of Time Warner common stock declines. Stock Option Distributions are paid when the options are exercised. At December 31, 1997 and 1996, TWE had recorded a liability for Stock Option Distributions of $417 million and $93 million, respectively, based on the unexercised options and the market prices at such dates of $62.00 and $37.50, respectively, per Time Warner common share. This liability reflects the accrual of $399 million and $50 million of Stock Option Distributions in 1997 and 1995, respectively, when the market price of Time Warner common stock increased during such periods, and the reversal of $16 million of previously accrued Stock Option Distributions in 1996 when the market price of Time Warner common stock declined. TWE paid Stock Option Distributions to Time Warner in the amount of $75 million in 1997, $13 million in 1996 and $17 million in 1995.

     Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ('Tax Distributions'), including any taxable income generated by the Beneficial Assets, subject to limitations referred to herein. The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions are paid to the partners on a current basis. TWE paid Tax Distributions to the Time Warner General Partners in the amount of $324 million in 1997, $215 million in 1996 and $680 million in 1995 (of which $334 million was accrued in prior periods).

     In September 1993, certain assets of TWE were distributed to the Time Warner General Partners and were owned and operated by other partnerships (the 'Time Warner Service Partnerships') in order to ensure compliance with the Modification of Final Judgment entered on August 24, 1982 by the United States District Court for the District of Columbia applicable to U S WEST and its affiliated companies, which may have included TWE. This distribution was recorded for financial statement purposes based on the $95 million historical cost of such assets and, for partnership agreement purposes, Time Warner General Partners' Series B Capital was reduced by approximately $300 million. In 1994, U S WEST received a judicial order that TWE was no longer prohibited from owning or operating substantially all of such assets. Accordingly, in September 1995, TWE reacquired substantially all of the assets of the Time Warner Service Partnerships, subject to the liabilities relating thereto, (the 'Time Warner Service Partnership Assets') in exchange for Series B Capital interests in TWE equal to approximately $400 million. The reacquisition was recorded for financial statement purposes based on the $124 million historical cost of the Time Warner Service Partnership Assets. Prior to the reacquisition of the Time Warner Service Partnership Assets in September 1995, TWE was required to make

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

quarterly cash distributions of Series B Capital in the amount of $12.5 million to the Time Warner General Partners ('TWSP Distributions'), which the General Partners were then required to contribute to the Time Warner Service Partnerships. TWE paid TWSP Distributions to the Time Warner General Partners in the amount of $25 million in 1995, which was recorded as a reduction of Time Warner General Partners' Series B Capital.

     In addition to Stock Option Distributions, Tax Distributions and Senior Capital Distributions, quarterly cash distributions may be made to the partners to the extent of excess cash, as defined in the TWE partnership agreement. Such cash distributions will generally be made on a priority and pro rata basis with respect to each partner's interest in the Series A Capital, Series B Capital and Residual Capital. However, cash distributions to the Time Warner General Partners with respect to their Series A Capital and Residual Capital interests will be deferred until the limited partners receive aggregate distributions (excluding Tax Distributions) of approximately $800 million. Similarly, cash distributions with respect to the Time Warner General Partners' Series B Capital interest will be deferred until the limited partners receive aggregate distributions of $1.6 billion. If any such deferral occurs, a portion of the corresponding partnership income allocations with respect to such deferred amounts will be made at a rate higher than otherwise would have been the case. As of December 31, 1997, no cash distributions have been made to the limited partners. In addition, if a division of TWE or a substantial portion thereof is sold, the net proceeds of such sale, less expenses and proceeds used to repay outstanding debt, will be required to be distributed with respect to the partners' partnership interests. Similar distributions are required to be made in the event of a financing or refinancing of debt. Subject to any limitations on the incurrence of additional debt contained in the TWE partnership and credit agreements, and the Indenture, TWE may borrow funds to make distributions.

9. STOCK OPTION PLANS

     Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. Such options have been granted to employees of TWE at, or in excess of, fair market value at the date of grant. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, no compensation cost has been recognized by Time Warner, nor charged to TWE, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value at the grant dates for all awards made subsequent to 1994 consistent with the method set forth under FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'), TWE's allocable share of compensation cost would have decreased its net income to the pro forma amounts indicated below:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                         1997     1996      1995
                                                                                         ----     ----      ----
                                                                                               (MILLIONS)
Net income:
     As reported......................................................................   $614     $210      $73
                                                                                         ----     ----      ----
                                                                                         ----     ----      ----
     Pro forma........................................................................   $584     $193      $68
                                                                                         ----     ----      ----
                                                                                         ----     ----      ----

     FAS 123 is applicable only to stock options granted subsequent to December 31, 1994. Accordingly, since TWE's compensation expense associated with such grants would generally be recognized over a three-year vesting period, the initial impact of applying FAS 123 on pro forma net income for 1996 and 1995 is not comparable to the impact on pro forma net income for 1997, when the pro forma effect of the three-year vesting period has been fully reflected.

     For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to TWE employees in 1997, 1996 and 1995: dividend yields of 1% in all periods; expected volatility of 22.2%, 21.7% and 22.3%, respectively; risk-free interest rates of 6.3%, 5.7% and 6.6%, respectively; and expected lives of 5 years in all periods. The weighted average fair value of an option granted to TWE employees during the year was $12.18, $10.43 and $11.46 and for the years ended December 31, 1997, 1996 and 1995, respectively. In 1996, Time Warner granted options to certain TWE executives at exercise prices exceeding the market price of Time Warner common stock on the date of grant. These above-market options had a weighted average exercise price and fair value of $48.51 and $6.82.

     A summary of stock option activity with respect to employees of TWE is as follows:

                                                                                                          WEIGHTED-
                                                                                            THOUSANDS      AVERAGE
                                                                                               OF         EXERCISE
                                                                                             SHARES         PRICE
                                                                                            ---------     ---------
Balance at January 1, 1995...............................................................     30,198       $ 32.36
Granted..................................................................................      2,141         38.13
Exercised................................................................................     (1,316)        27.31
Cancelled(a).............................................................................     (2,488)        29.69
                                                                                            ---------
Balance at December 31, 1995.............................................................     28,535       $ 33.26

Granted..................................................................................      4,510         42.48
Exercised................................................................................     (1,242)        28.67
Cancelled(a).............................................................................     (1,492)        31.37
                                                                                            ---------
Balance at December 31, 1996.............................................................     30,311       $ 34.91

Granted..................................................................................      3,920         41.35
Exercised................................................................................     (3,523)        28.74
Cancelled(a).............................................................................     (1,206)        33.52
                                                                                            ---------
Balance at December 31, 1997.............................................................     29,502       $ 36.56
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

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                         1997      1996      1995
                                                                                        ------    ------    ------
                                                                                               (THOUSANDS)
Exercisable..........................................................................   21,511    22,772    21,846

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding with respect to employees of TWE at December 31, 1997:

                                                                 OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                        --------------------------------------   ------------------------
                                                                        WEIGHTED-
                                                                         AVERAGE     WEIGHTED-                  WEIGHTED-
                                                          NUMBER        REMAINING     AVERAGE       NUMBER       AVERAGE
                                                        OUTSTANDING    CONTRACTUAL   EXERCISE    EXERCISABLE    EXERCISE
               RANGE OF EXERCISE PRICES                 AT 12/31/97       LIFE         PRICE     AT 12/31/97      PRICE
------------------------------------------------------  -----------    -----------   ---------   ------------   ---------
                                                        (THOUSANDS)                              (THOUSANDS)
Under $17.............................................        245       2.4 years     $ 16.63          245       $ 16.63
$17.00 to $25.00......................................      2,132       2.5 years     $ 21.73        2,132       $ 21.73
$25.01 to $35.00......................................      4,724       3.9 years     $ 29.16        4,672       $ 29.11
$35.01 to $40.00......................................     12,364       4.8 years     $ 36.76        9,068       $ 36.43
$40.01 to $50.00......................................      9,917       6.7 years     $ 43.26        5,394       $ 42.51
$50.01 to $60.41......................................        120       9.1 years     $ 58.68           --            --
                                                        ------------                             ------------
Total.................................................     29,502       5.2 years     $ 36.56       21,511       $ 34.68
                                                        ------------                             ------------
                                                        ------------                             ------------

     TWE reimburses Time Warner for the use of Time Warner stock options on the basis described in Note 8.

10. BENEFIT PLANS

     TWE and its divisions have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Qualifying plans are funded in accordance with government pension and income tax regulations. Plan assets are invested in equity and fixed income securities. Time Warner's common stock represents approximately 7% and 5% of plan assets at December 31, 1997 and 1996, respectively.

     Pension expense included the following:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                         1997      1996      1995
                                                                                         ----      ----      ----
                                                                                                (MILLIONS)
Service cost..........................................................................   $ 33      $ 33      $ 20
Interest cost.........................................................................     31        28        21
Actual return on plan assets..........................................................    (71)      (27)      (55)
Net amortization and deferral.........................................................     45         7        37
                                                                                         ----      ----      ----
Total.................................................................................   $ 38      $ 41      $ 23
                                                                                         ----      ----      ----
                                                                                         ----      ----      ----

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The status of funded pension plans is as follows:

                                                                                                   DECEMBER 31,
                                                                                                   -------------
                                                                                                   1997     1996
                                                                                                   ----     ----
                                                                                                    (MILLIONS)
Accumulated benefit obligation (90% vested).....................................................   $275     $212
Effect of future salary increases...............................................................    157      124
                                                                                                   ----     ----
Projected benefit obligation....................................................................    432      336
Plan assets at fair value.......................................................................    364      284
                                                                                                   ----     ----
Projected benefit obligation in excess of plan assets...........................................    (68)     (52)
Unamortized actuarial losses....................................................................     (1)       1
Unamortized plan changes........................................................................      3        3
Other...........................................................................................     (1)      (2)
                                                                                                   ----     ----
Accrued pension expense.........................................................................   $(67)    $(50)
                                                                                                   ----     ----
                                                                                                   ----     ----

     The following assumptions were used in accounting for pension plans:

                                                                                         1997     1996     1995
                                                                                         -----    -----    -----
Weighted average discount rate........................................................   7.25%    7.75%    7.25%
Return on plan assets.................................................................      9%       9%       9%
Rate of increase in compensation levels...............................................      6%       6%       6%

     Certain domestic employees of TWE participate in multiemployer pension plans as to which the expense amounted to $29 million in 1997, $30 million in 1996 and $21 million in 1995. Employees of TWE's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

     Certain TWE employees also participate in Time Warner's savings and profit sharing plans, as to which the expense amounted to $30 million in 1997, $28 million in 1996 and $25 million in 1995. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans are generally determined by management.

11. FINANCIAL INSTRUMENTS

     The carrying value of TWE's financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt and certain differences related to cost method investments and other financial instruments which are not significant.

LONG-TERM DEBT

     Based on the level of interest rates prevailing at December 31, 1997, the fair value of TWE's fixed-rate debt exceeded its carrying value by $532 million which represents an unrealized loss. Based on the level of interest rates prevailing at December 31, 1996, the fair value of TWE's fixed-rate debt exceeded its carrying value by $181 million, which also represents an unrealized loss. Unrealized gains or losses related to the differences in the fair value and carrying value of TWE's long-term debt are not recognized unless such debt is retired prior to its maturity.

FOREIGN CURRENCY RISK MANAGEMENT

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1997, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1997, Time Warner had contracts for the sale of $507 million and the purchase of $139 million of foreign currencies at fixed rates. Of Time Warner's $368 million net sale contract position, none of the foreign exchange purchase contracts and $105 million of the foreign exchange sale contracts related to TWE's foreign currency exposure, primarily Japanese yen (27% of net contract position related to TWE), French francs (24%), German marks (11%) and Canadian dollars (12%), compared to a net sale contract position of $102 million of foreign currencies at December 31, 1996.

     Unrealized gains or losses related to foreign exchange contracts are recorded in income as the market value of such contracts change; accordingly, the carrying value of foreign exchange contracts approximates market value. The carrying value of foreign exchange contracts was not material at December 31, 1997 and 1996. No cash is required to be received or paid with respect to the realization of such gains and losses until the related foreign exchange contracts are settled, generally at their respective maturity dates. For the years ended December 31, 1997, 1996 and 1995, TWE recognized $14 million in gains, $6 million in gains and $11 million in losses, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize credit risk.

12. SEGMENT INFORMATION

     TWE classifies its business interests into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ('EBITA'). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties.

     The operating results of TWE reflect the cable-related formation of TWE-A/N effective as of April 1, 1995, the deconsolidation of Six Flags effective as of June 23, 1995 and the cable-related consolidation of Paragon effective as of July 6, 1995. The operating results of Six Flags prior to June 23, 1995 are reported separately to facilitate comparability.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1997       1996       1995
                                                                                     -------    -------    ------
                                                                                              (MILLIONS)
REVENUES
Filmed Entertainment-Warner Bros..................................................   $ 5,462    $ 5,639    $5,069
Six Flags Theme Parks.............................................................        --         --       227
Broadcasting-The WB Network.......................................................       136         87        33
Cable Networks-HBO................................................................     1,923      1,763     1,593
Cable.............................................................................     4,243      3,851     3,005
Intersegment elimination..........................................................      (446)      (488)     (410)
                                                                                     -------    -------    ------
Total.............................................................................   $11,318    $10,852    $9,517
                                                                                     -------    -------    ------
                                                                                     -------    -------    ------

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                         1997      1996      1995
                                                                                        ------    ------    ------
                                                                                                (MILLIONS)
EBITA(1)
Filmed Entertainment-Warner Bros.....................................................   $  387    $  367    $  352
Six Flags Theme Parks................................................................       --        --        40
Broadcasting-The WB Network..........................................................      (88)      (98)      (66)
Cable Networks-HBO...................................................................      391       328       275
Cable(2).............................................................................    1,184       917       803
                                                                                        ------    ------    ------
Total................................................................................   $1,874    $1,514    $1,404
                                                                                        ------    ------    ------
                                                                                        ------    ------    ------

------------

(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income was $1.444 billion in 1997, $1.078 billion in 1996 and $960 million in 1995.
(2) Includes net gains of approximately $200 million recognized in 1997 related to the sale or exchange of certain cable television systems.

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                         1997     1996     1995
                                                                                         ----     ----     ----
                                                                                               (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment-Warner Bros......................................................   $181     $158     $107
Six Flags Theme Parks.................................................................     --       --       20
Broadcasting-The WB Network...........................................................      1       --       --
Cable Networks-HBO....................................................................     22       22       16
Cable.................................................................................    736      619      452
                                                                                         ----     ----     ----
Total.................................................................................   $940     $799     $595
                                                                                         ----     ----     ----
                                                                                         ----     ----     ----

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                         1997     1996     1995
                                                                                         ----     ----     ----
                                                                                               (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(1)
Filmed Entertainment-Warner Bros......................................................   $123     $125     $124
Six Flags Theme Parks.................................................................     --       --       11
Broadcasting-The WB Network...........................................................     --       --       --
Cable Networks-HBO....................................................................     --       --        1
Cable.................................................................................    307      311      308
                                                                                         ----     ----     ----
Total.................................................................................   $430     $436     $444
                                                                                         ----     ----     ----
                                                                                         ----     ----     ----

------------

(1) Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

     Information as to the assets and capital expenditures of TWE is as follows:

                                                                                            DECEMBER 31,
                                                                                    -----------------------------
                                                                                     1997       1996       1995
                                                                                    -------    -------    -------
                                                                                             (MILLIONS)
ASSETS
Filmed Entertainment-Warner Bros.................................................   $ 8,098    $ 8,057    $ 7,334
Six Flags Theme Parks............................................................        --         --         --
Broadcasting-The WB Network......................................................       113         67         63
Cable Networks-HBO...............................................................     1,080        997        935
Cable............................................................................    10,771     10,202      9,842
Corporate(1).....................................................................       669        650        731
                                                                                    -------    -------    -------
Total............................................................................   $20,731    $19,973    $18,905
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------

------------

(1) Consists principally of cash, cash equivalents and other investments.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                    ----------------------------
                                                                                     1997       1996       1995
                                                                                    ------     ------     ------
                                                                                             (MILLIONS)
CAPITAL EXPENDITURES
Filmed Entertainment-Warner Bros.................................................   $  144     $  340     $  294
Six Flags Theme Parks............................................................       --         --         43
Broadcasting-The WB Network......................................................        1          2         --
Cable Networks-HBO...............................................................       19         29         20
Cable(1).........................................................................    1,401      1,348      1,178
                                                                                    ------     ------     ------
Total............................................................................   $1,565     $1,719     $1,535
                                                                                    ------     ------     ------
                                                                                    ------     ------     ------

------------

(1) Cable capital expenditures were funded in part through collections on the US WEST Note Receivable in the amount of $169 million in 1996 and $602 million in 1995 (Note 1). The U S WEST Note Receivable was fully collected during 1996.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information as to TWE's operations in different geographical areas is as follows:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                      1997       1996       1995
                                                                                     -------    -------    ------
                                                                                              (MILLIONS)
REVENUES(1)
United States.....................................................................   $ 9,086    $ 8,718    $7,535
United Kingdom....................................................................       488        383       338
Germany...........................................................................       284        374       247
Japan.............................................................................       172        196       245
France............................................................................       152        143       141
Canada............................................................................       137        157       144
Other international...............................................................       999        881       867
                                                                                     -------    -------    ------
Total.............................................................................   $11,318    $10,852    $9,517
                                                                                     -------    -------    ------
                                                                                     -------    -------    ------

------------

(1) Revenues are attributed to countries based on location of customer.

     Because a substantial portion of TWE's international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material.

13. COMMITMENTS AND CONTINGENCIES

     TWE's total rent expense amounted to $218 million in 1997, $205 million in 1996 and $176 million in 1995. The minimum rental commitments under noncancellable long-term operating leases are: 1998-$178 million; 1999-$171 million; 2000-$163 million; 2001-$160 million; 2002-$151 million and after 2002-$859 million.

     TWE's minimum commitments and guarantees under certain programming, licensing, franchise and other agreements aggregated approximately $7.4 billion at December 31, 1997, which are payable principally over a five-year period.

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

14. RELATED PARTY TRANSACTIONS

     In the normal course of conducting their businesses, TWE units have had various transactions with Time Warner units, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Employees of TWE participate in various Time Warner medical, stock option and other benefit plans for which TWE is charged its allocable share of plan expenses, including administrative costs. In addition, Time Warner provides TWE with certain corporate services for which TWE paid a fee in the amount of $72 million, $69 million and $64 million in 1997, 1996 and 1995, respectively.

     TWE is required to pay a $130 million advisory fee to U S WEST over a five-year period ending September 15, 1998 for U S WEST's expertise in telecommunications, telephony and information technology, and its participation in the management and technological upgrade of TWE's cable systems. TWE has made cumulative payments to U S WEST of $70 million under this arrangement and the remaining installment is scheduled to be paid on September 15, 1998.

     TWE has management services agreements with Time Warner's Cable division, pursuant to which TWE manages, or provides services to, the cable television systems owned by Time Warner. Such cable television

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

systems also pay fees to TWE for the right to carry cable television programming provided by TWE's cable networks. Similarly, TWE's cable television systems pay fees to Time Warner for the right to carry cable television programming provided by Time Warner's cable networks.

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

     Time Warner has a credit agreement with TWE that allows it to borrow up to $400 million from TWE through September 15, 2000. Outstanding borrowings from TWE in the amount of $400 million bear interest at LIBOR plus 1% per annum.

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

     In addition to transactions with its partners, TWE has had transactions with The Columbia House Company partnerships, Comedy Partners, L.P., Six Flags and other equity investees of Time Warner and the Entertainment Group, generally with respect to sales of products and services in the ordinary course of business.

15. ADDITIONAL FINANCIAL INFORMATION

CASH FLOWS

     TWE established an asset securitization facility on December 31, 1997, which effectively provides for the accelerated receipt of up to $600 million of cash through the year 2000 on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast until a later date ('Backlog Contracts'). In connection with this securitization facility, TWE sells, on a revolving and nonrecourse basis, certain of its Backlog Contracts ('Pooled Backlog Contracts') to a wholly owned, special purpose entity which, in turn, sells a percentage ownership interest in the Pooled Backlog Contracts to a third-party, commercial paper conduit sponsored by a financial institution.

     Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is only dependent upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenues in long-term liabilities in the accompanying consolidated balance sheet. Net proceeds of approximately $300 million were received under this securitization program in 1997.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Additional financial information with respect to cash flows is as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                        ------------------------
                                                                                         1997     1996     1995
                                                                                         ----     ----     ----
                                                                                               (MILLIONS)
Cash payments made for interest.......................................................   $493     $513     $571
Cash payments made for income taxes, net..............................................     95       74       75
Noncash capital contributions (distributions), net....................................    399       (1)      50

     Noncash investing activities in 1995 included the formation of TWE-A/N in April 1995 (Note 2) and the reacquisition of the Time Warner Service Partnership Assets in September 1995 (Note 8).

OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                                                                  DECEMBER 31,
                                                                                                -----------------
                                                                                                 1997       1996
                                                                                                ------     ------
                                                                                                   (MILLIONS)
Accrued expenses.............................................................................   $1,159     $1,200
Accrued compensation.........................................................................      253        247
Deferred revenues............................................................................      255        293
                                                                                                ------     ------
Total........................................................................................   $1,667     $1,740
                                                                                                ------     ------
                                                                                                ------     ------

                         REPORT OF INDEPENDENT AUDITORS

THE PARTNERS OF
TIME WARNER ENTERTAINMENT COMPANY, L.P.

We have audited the accompanying consolidated balance sheet of Time Warner Entertainment Company, L.P. ('TWE') as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and partnership capital for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of TWE's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWE at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 10, 1998

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         SELECTED FINANCIAL INFORMATION

     The selected financial information for each of the five years in the period ended December 31, 1997 set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein.

     The selected historical financial information for 1995 reflects the consolidation by TWE of TWE-A/N resulting from the formation of such partnership, effective as of April 1, 1995, and the consolidation of Paragon effective as of July 6, 1995. The selected historical financial information gives effect to the consolidation of Six Flags effective as of January 1, 1993 as a result of an increase in TWE's ownership of Six Flags from 50% to 100% in September 1993, and the subsequent deconsolidation of Six Flags resulting from the disposition by TWE of a 51% interest in Six Flags effective as of June 23, 1995. The selected historical financial information for 1993 also gives effect to the admission of U S WEST as an additional limited partner of TWE as of September 15, 1993 and the issuance of $2.6 billion of TWE debentures during the year to reduce indebtedness under the former TWE credit agreement.

                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED OPERATING STATEMENT INFORMATION                       1997       1996       1995       1994       1993
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)
Revenues...................................................   $11,318    $10,852    $ 9,517    $ 8,460    $ 7,946
Depreciation and amortization..............................    (1,370)    (1,235)    (1,039)      (943)      (902)
Business segment operating income(1).......................     1,444      1,078        960        848        883
Interest and other, net(2).................................      (345)      (522)      (580)      (587)      (551)
Income before extraordinary item...........................       637        210         97        161        208
Net income(3)..............................................       614        210         73        161        198

                                                                                 DECEMBER 31,
                                                              ---------------------------------------------------
SELECTED BALANCE SHEET INFORMATION                             1997       1996       1995       1994       1993
                                                              -------    -------    -------    -------    -------
                                                                                  (MILLIONS)
Cash and equivalents.......................................   $   322    $   216    $   209    $ 1,071    $ 1,338
Total assets...............................................    20,731     19,973     18,905     18,662     17,963
Debt due within one year...................................         8          7         47         32         24
Long-term debt.............................................     5,990      5,676      6,137      7,160      7,125
Preferred stock of subsidiary..............................       233         --         --         --         --
Time Warner General Partners' Senior Capital...............     1,118      1,543      1,426      1,663      1,536
Partners' capital..........................................     6,333      6,574      6,478      6,233      6,000

------------

(1) Includes net gains of approximately $200 million recognized in 1997 related to the sale or exchange of certain cable television systems.
(2) Includes a gain of approximately $250 million in 1997 related to the sale of an interest in E! Entertainment Television, Inc.
(3) Net income for each of the years ended December 31, 1997, 1995 and 1993 includes an extraordinary loss on the retirement of debt of $23 million, $24 million and $10 million, respectively.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                                 OPERATING
                                                                                                 INCOME OF     NET
                                                                                                 BUSINESS     INCOME
QUARTER                                                                              REVENUES    SEGMENTS     (LOSS)
----------------------------------------------------------------------------------   --------    ---------    ------
                                                                                                 (MILLIONS)
1997
1st(1)............................................................................   $  2,600     $   329      $320
2nd...............................................................................      2,728         320        82
3rd...............................................................................      2,855         335        81
4th(2)(3).........................................................................      3,135         460       131
Year..............................................................................     11,318       1,444       614

1996
1st...............................................................................   $  2,485     $   268      $ 94
2nd...............................................................................      2,608         297        74
3rd...............................................................................      2,718         271        45
4th...............................................................................      3,041         242        (3)
Year..............................................................................     10,852       1,078       210

------------

(1) Net income in the first quarter of 1997 includes a gain of approximately $250 million related to the sale of an interest in E! Entertainment Television, Inc.
(2) Operating income for 1997 includes net gains of approximately $200 million for the year relating to the sale or exchange of certain cable television systems, of which approximately $160 million was recorded in the fourth quarter of 1997.
(3) Net income for the fourth quarter of 1997 includes an extraordinary loss on the retirement of debt of $23 million.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                  ADDITIONS
                                                                    BALANCE AT    CHARGED TO                   BALANCE
                                                                    BEGINNING     COSTS AND                    AT END
                           DESCRIPTION                              OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
-----------------------------------------------------------------   ----------    ----------    ----------    ---------
                                                                                        (MILLIONS)
1997:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $195          $113         $  (90)(a)    $ 218
     Reserves for sales returns and allowances...................       178           289           (261)(b)      206
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $373          $402         $ (351)       $ 424
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

1996:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $196          $ 97         $  (98)(a)    $ 195
     Reserves for sales returns and allowances...................       169           278           (269)(b)      178
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $365          $375         $ (367)       $ 373
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

1995:
Reserves deducted from accounts receivable:
     Allowance for doubtful accounts.............................      $188          $104         $  (96)(a)    $ 196
     Reserves for sales returns and allowances...................       118           218           (167)(b)      169
                                                                    ----------    ----------    ----------    ---------
          Total..................................................      $306          $322         $ (263)       $ 365
                                                                    ----------    ----------    ----------    ---------
                                                                    ----------    ----------    ----------    ---------

------------

(a) Represents uncollectible receivables charged against the reserve.
(b) Represents returns or allowances applied against the reserve.

                                 EXHIBIT INDEX

                                                                                                         SEQUENTIAL
 EXHIBIT                                                                                                    PAGE
  NUMBER                                           DESCRIPTION                                             NUMBER
----------  ------------------------------------------------------------------------------------------   ----------
  3.(i)(a)  Restated Certificate of Incorporation of the Registrant as filed with the Secretary of
              State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant's Post-Effective Amendment No. 1 on Form S-8
              to the Registrant's Registration Statement on Form S-4 filed with the Commission on
              October 11, 1996 (Registration No. 333-11471) (the "S-8 Registration Statement")).......     *

  3.(i)(b)  Certificate of Increase of the Number of Shares of Series Common Stock of the Registrant
              Designated as Series LMCN-V Common Stock as filed with the Secretary of State of the
              State of Delaware on August 13, 1997 (which is incorporated herein by reference to
              Exhibit 3.(i)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1997).....................................................................     *

  3.(i)(c)  Certificate of Amendment of Restated Certificate of Incorporation of the Registrant as
              filed with the Secretary of State of the State of Delaware on May 19, 1997 (which is incorporated herein by reference to Exhibit 3.(i)(c) to the Registrant's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1997 (the "June 1997 Form 10-Q"))....     *

  3.(i)(d)  Certificate of Amendment of Restated Certificate of Incorporation of the Registrant as
              filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.4 to the Registrant's S-8 Registration
              Statement)..............................................................................     *

  3.(i)(e)  Certificate of the Voting Powers, Designations, Preferences and Relative, Participating,
              Optional or Other Special Rights, and Qualifications, Limitations or Restrictions
              Thereof, of Series LMC Common Stock of the Registrant as filed with the Secretary of
              State of the State of Delaware on October 10, 1996 (which is incorporated herein by
              reference to Exhibit 4.5 to the Registrant's S-8 Registration Statement)................     *

  3.(i)(f)  Certificate of the Voting Powers, Designations, Preferences and Relative, Participating,
              Optional or Other Special Rights, and Qualifications, Limitations or Restrictions
              Thereof, of Series LMCN-V Common Stock of the Registrant as filed with the Secretary of
              State of the State of Delaware on October 10, 1996 (which is incorporated herein by
              reference to Exhibit 4.6 to the Registrant's S-8 Registration Statement)................     *

  3.(i)(g)  Certificate of the Voting Powers, Designations, Preferences and Relative, Participating,
              Optional or Other Special Rights, and Qualifications, Limitations or Restrictions
              Thereof, of Series A Participating Cumulative Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.7 to the Registrant's S-8 Registration
              Statement)..............................................................................     *

  3.(i)(h)  Certificate of the Voting Powers, Designations, Preferences and Relative, Participating,
              Optional or Other Special Rights, and Qualifications, Limitations or Restrictions
              Thereof, of Series D Convertible Preferred Stock of the Registrant as filed with the
              Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
              herein by reference to Exhibit 4.8 to the Registrant's S-8 Registration Statement)......     *

  3.(i)(i)  Certificate of the Voting Powers, Designations, Preferences and Relative, Participating,
              Optional or Other Special Rights, and Qualifications, Limitations or Restrictions
              Thereof, of Series E Convertible Preferred Stock of the Registrant as filed with the
              Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
              herein by reference to Exhibit 4.9 to the Registrant's S-8 Registration Statement)......     *

  3.(i)(j)  Certificate of Correction of the Certificate of the Voting Powers, Designations,
              Preferences and Relative, Participating, Optional or Other Special Rights, and
              Qualifications, Limitations or Restrictions Thereof, of Series E Convertible Preferred
              Stock of the Registrant as filed with the Secretary of State of the State of Delaware on
              November 13, 1996 (which is incorporated herein by reference to Exhibit 3.i(h) to the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996
              Form 10-K"))............................................................................     *

                                                                                                         SEQUENTIAL
 EXHIBIT                                                                                                    PAGE
  NUMBER                                           DESCRIPTION                                             NUMBER
----------  ------------------------------------------------------------------------------------------   ----------
  3.(i)(k)  Certificate of the Voting Powers, Designations, Preferences and Relative, Participating,
              Optional or Other Special Rights, and Qualifications, Limitations or Restrictions
              Thereof, of Series F Convertible Preferred Stock of the Registrant as filed with the
              Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
              herein by reference to Exhibit 4.10 to the Registrant's S-8 Registration Statement).....     *
  3.(i)(l)  Certificate of Correction of the Certificate of the Voting Powers, Designations,
              Preferences and Relative, Participating, Optional or Other Special Rights, and
              Qualifications, Limitations or Restrictions Thereof, of Series F Convertible Preferred
              Stock of the Registrant as filed with the Secretary of State of the State of Delaware on
              November 13, 1996 (which is incorporated herein by reference to Exhibit 3.(i)(j) to the
              Registrant's 1996 Form 10-K)............................................................     *
  3.(i)(m)  Certificate of the Voting Powers, Designations, Preferences and Relative, Participating,
              Optional or Other Special Rights, and Qualifications, Limitations or Restrictions
              Thereof, of Series G Convertible Preferred Stock of the Registrant as filed with the
              Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
              herein by reference to Exhibit 4.11 to the Registrant's S-8 Registration Statement).....     *
  3.(i)(n)  Certificate of the Voting Powers, Designations, Preferences and Relative, Participating,
              Optional or Other Special Rights, and Qualifications, Limitations or Restrictions
              Thereof, of Series H Convertible Preferred Stock of the Registrant as filed with the
              Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
              herein by reference to Exhibit 4.12 to the Registrant's S-8 Registration Statement).....     *
  3.(i)(o)  Certificate of the Voting Powers, Designations, Preferences and Relative, Participating,
              Optional or Other Special Rights, and Qualifications, Limitations or Restrictions
              Thereof, of Series I Convertible Preferred Stock of the Registrant as filed with the
              Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
              herein by reference to Exhibit 4.13 to the Registrant's S-8 Registration Statement).....     *
  3.(i)(p)  Certificate of the Voting Powers, Designations, Preferences and Relative, Participating,
              Optional or Other Special Rights, and Qualifications, Limitations or Restrictions
              Thereof, of Series J Convertible Preferred Stock of the Registrant as filed with the
              Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
              herein by reference to Exhibit 4.14 to the Registrant's S-8 Registration Statement).....     *
  3.(i)(q)  Certificate of the Voting Powers, Designations, Preferences and Relative, Participating,
              Optional or Other Special Rights, and Qualifications, Limitations or Restrictions
              Thereof, of 10 1/4% Series M Exchangeable Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.15 to the Registrant's S-8 Registration
              Statement)..............................................................................     *
  3.(ii)    By-laws of the Registrant as of May 22, 1997 (which are incorporated herein by reference
              to Exhibit 3.(ii) to the Registrant's June 1997 Form 10-Q)..............................     *
  4.1       Rights Agreement dated as of October 10, 1996 between the Registrant and ChaseMellon
              Shareholder Services L.L.C. (which is incorporated herein by reference to Exhibit 4.17
              to the Registrant's S-8 Registration Statement).........................................     *
  4.2       Indenture dated as of April 30, 1992, as amended by the First Supplemental Indenture, dated as of June 30, 1992, among Time Warner Entertainment Company, L.P. ("TWE"), Time
              Warner Companies, Inc. ("TWCI"), certain of TWCI's subsidiaries that are parties thereto and The Bank of New York ("BONY"), as Trustee (which is incorporated herein by reference to Exhibits 10(g) and 10(h) to TWCI's Current Report on Form 8-K dated July 14, 1992
              (File No. 1-8637) ("TWCI's July 1992 Form 8-K"))........................................     *
  4.3       Second Supplemental Indenture, dated as of December 9, 1992, among TWE, TWCI, certain of
              TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to TWE's Registration Statement on
              Form S-4 (Registration No. 33-67688) filed with the Commission on October 25, 1993
              ("TWE's 1993 Form S-4"))................................................................     *

                                                                                                         SEQUENTIAL
 EXHIBIT                                                                                                    PAGE
  NUMBER                                           DESCRIPTION                                             NUMBER
----------  ------------------------------------------------------------------------------------------   ----------
  4.4       Third Supplemental Indenture, dated as of October 12, 1993, among TWE, TWCI, certain of
              TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is incorporated
              herein by reference to Exhibit 4.3 to TWE's 1993 Form S-4)..............................     *
  4.5       Fourth Supplemental Indenture, dated as of March 29, 1994, among TWE, TWCI, certain of
              TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.4 to TWE's Annual Report on Form 10-K for the year
              ended December 31, 1993 ("TWE's 1993 Form 10-K")).......................................     *
  4.6       Fifth Supplemental Indenture, dated as of December 28, 1994, among TWE, TWCI, certain of
              TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.5 to TWE's Annual Report on Form 10-K for the year
              ended December 31, 1994)................................................................     *
  4.7       Sixth Supplemental Indenture, dated as of September 29, 1997, among TWE, TWCI, certain of
              TWCI's subsidiaries that are parties thereto and BONY, as Trustee.......................
  4.8       Seventh Supplemental Indenture, dated as of December 29, 1997, among TWE, TWCI, certain of
              TWCI's subsidiaries that are parties thereto and BONY, as Trustee.......................
  4.9       Indenture dated as of January 15, 1993 between TWCI and The Chase Manhattan Bank (formerly
              Chemical Bank) ("Chase Manhattan"), as Trustee (which is incorporated herein by reference to Exhibit 4.11 to TWCI's Annual Report on Form 10-K for the year ended
              December 31, 1992 (File No. 1-8637))....................................................     *
  4.10      First Supplemental Indenture dated as of June 15, 1993 between TWCI and Chase Manhattan, as Trustee (which is incorporated herein by reference to Exhibit 4 to TWCI's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1993)................................     *
  4.11      Second Supplemental Indenture dated as of October 10, 1996 among the Registrant, TWCI and
              Chase Manhattan, as Trustee (which is incorporated herein by reference to Exhibit 4.1 to
              TWCI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)..........     *
  4.12      Third Supplemental Indenture dated as of December 31, 1996 among the Registrant, TWCI and
              Chase Manhattan, as Trustee (which is incorporated herein by reference to Exhibit 4.10
              to the Registrant's 1996 Form 10-K).....................................................     *
  4.13      Fourth Supplemental Indenture dated as of December 17, 1997 among the Registrant, TWCI,
              Turner Broadcasting System, Inc. ("TBS") and Chase Manhattan, as Trustee (which is incorporated herein by reference to Exhibit 4.4 to the Registrant's, TWCI's and TBS's
              Registration Statement on Form S-4 (Registration Nos. 333-45703, 333-45703-02 and
              333-45703-01) filed with the Commission on February 5, 1998 (the "1998 Form S-4"))......     *
  4.14      Fifth Supplemental Indenture dated as of January 12, 1998 among the Registrant, TWCI, TBS and Chase Manhattan, as Trustee (which is incorporated herein by reference to Exhibit
              4.5 to the Registrant's, TWCI's and TBS's 1998 Form S-4)................................     *
  4.15      Sixth Supplemental Indenture dated as of March 17, 1998 among the Registrant, TWCI, TBS and Chase Manhattan, as Trustee.........................................................
  4.16      Trust Agreement effective as of April 1, 1998 among the Registrant, as Grantor, and U.S.
              Trust Company of California, N.A., as Trustee...........................................
 10.1       Time Warner 1986 Stock Option Plan, as amended through March 20, 1997.....................
 10.2       1988 Stock Incentive Plan of Time Warner Inc., as amended through March 20, 1997..........
 10.3       Time Warner 1989 Stock Incentive Plan, as amended through March 20, 1997..................
 10.4       Time Warner 1994 Stock Option Plan, as amended through March 20, 1997.....................
 10.5       Time Warner Corporate Group Stock Incentive Plan, as amended through March 20, 1997.......
 10.6       Time Warner 1997 Stock Option Plan (which is incorporated herein by reference to Annex A to the Registrant's definitive Proxy Statement dated March 28, 1997 used in connection
              with the Registrant's 1997 Annual Meeting of Stockholders)..............................     *
 10.7       Time Warner 1988 Restricted Stock Plan for Non-Employee Directors, as amended through
              November 18, 1993 (which is incorporated herein by reference to Exhibit 10.8 of TWCI's
              Annual Report on Form 10-K for the year ended December 31, 1993 ("TWCI's 1993 Form
              10-K")).................................................................................     *

                                                                                                         SEQUENTIAL
 EXHIBIT                                                                                                    PAGE
  NUMBER                                           DESCRIPTION                                             NUMBER
----------  ------------------------------------------------------------------------------------------   ----------
 10.8       Time Warner 1996 Stock Option Plan for Non-Employee Directors (which is incorporated herein by reference to Annex A to TWCI's definitive Proxy Statement dated March 29, 1996
              used in connection with TWCI's 1996 Annual Meeting of Stockholders).....................     *

 10.9       Deferred Compensation Plan for Directors of Time Warner, as amended through November 18,
              1993 (which is incorporated herein by reference to Exhibit 10.9 to TWCI's 1993 Form
              10-K)...................................................................................     *

 10.10      Time Warner Retirement Plan for Outside Directors, as amended through May 16, 1996 (which is incorporated herein by reference to Exhibit 10.9 to the Registrant's 1996 Form
              10-K)...................................................................................     *

 10.11      Amended and Restated Time Warner Inc. Annual Bonus Plan for Executive Officers (which is incorporated herein by reference to Annex A to TWCI's definitive Proxy Statement dated
              March 30, 1995 used in connection with TWCI's 1995 Annual Meeting of Stockholders)......     *

 10.12      Amended and Restated Employment Agreement effective as of January 1, 1998, between the
              Registrant and Gerald M. Levin..........................................................

 10.13      Amended and Restated Employment Agreement effective as of January 1, 1998, between the
              Registrant and R.E. Turner ("Turner")...................................................

 10.14      Amended and Restated Employment Agreement effective as of January 1, 1998, between the
              Registrant and Richard D. Parsons.......................................................

 10.15      Amended and Restated Employment Agreement effective as of January 1, 1998 between the
              Registrant and Peter R. Haje............................................................

 10.16      Amended and Restated Employment Agreement effective as of January 1, 1998, between the
              Registrant and Richard J. Bressler......................................................

 10.17      Amended and Restated Employment Agreement effective as of January 1, 1998, between the
              Registrant and Timothy A. Boggs.........................................................

 10.18      Amended and Restated Employment Agreement effective as of January 1, 1998, between the
              Registrant and John A. LaBarca..........................................................

 10.19      Amended and Restated Employment Agreement effective as of January 1, 1998, between the
              Registrant and Philip R. Lochner, Jr. ..................................................

 10.20      Second Amended and Restated LMC Agreement dated as of September 22, 1995 among TWCI,
              Liberty Media Corporation ("LMC"), TCI Turner Preferred, Inc. ("TCITP"), Communication
              Capital Corp. ("CCC") and United Cable Turner Investment, Inc. (which is incorporated herein by reference to Exhibit 10(a) to TWCI's Current Report on Form 8-K dated
              September 6, 1996 ("TWCI's September 1996 Form 8-K"))...................................     *

 10.21      Agreement Containing Consent Order dated August 14, 1996 among TWCI, TBS, Tele-
              Communications, Inc., LMC and the Federal Trade Commission (which is incorporated herein
              by reference to Exhibit 2(b) to TWCI's September 1996 Form 8-K).........................     *

 10.22      Stockholders' Agreement dated as of October 10, 1996 among the Registrant, Turner, TCITP,
              Liberty Broadcasting Inc. CCC, Turner Outdoor Inc. ("Turner Outdoor") and Turner
              Partners, L.P. ("Turner Partners") (which is incorporated herein by reference to
              Exhibit 10.22 to the Registrant's 1996 Form 10-K).......................................     *

 10.23      Investors Agreement (No. 1) dated as of October 10, 1996 among the Registrant, Turner,
              Turner Outdoor and Turner Partners (which is incorporated herein by reference to Exhibit
              10.23 to the Registrant's 1996 Form 10-K)...............................................     *

 10.24      Investors Agreement (No. 2) dated as of October 10, 1996 among the Registrant, Turner
              Foundation, Inc. ("Turner Foundation") and Robert E. Turner Charitable Remainder
              Unitrust No. 2 ("Turner Trust") (which is incorporated herein by reference to Exhibit
              10.24 to the Registrant's 1996 Form 10-K)...............................................     *

 10.25      Registration Rights Agreement dated as of October 10, 1996 among the Registrant, Turner,
              Turner Outdoor, Turner Foundation, Turner Trust and Turner Partners (which is
              incorporated herein by reference to Exhibit 10.25 to the Registrant's 1996 Form 10-K)...     *

                                                                                                         SEQUENTIAL
 EXHIBIT                                                                                                    PAGE
  NUMBER                                           DESCRIPTION                                             NUMBER
----------  ------------------------------------------------------------------------------------------   ----------
 10.26      Credit Agreement dated as of November 10, 1997 among the Registrant, TWCI, TWE, TBS, Time
              Warner Entertainment-Advance/Newhouse Partnership ("TWE-A/N Partnership"), and TWI Cable
              Inc., as Credit Parties, Chase Manhattan, as Administrative Agent, Bank of America
              National Trust and Savings Association, BONY and Morgan Guaranty Trust Company of New
              York, as Documentation and Syndication Agents and Chase Securities Inc., as Arranger....
 10.27      Agreement of Limited Partnership, dated as of October 29, 1991, as amended by the Letter
              Agreement, dated February 11, 1992, and the Letter Agreement dated June 23, 1992, among
              TWCI and certain of its subsidiaries, ITOCHU Corporation ("ITOCHU") and Toshiba
              Corporation ("Toshiba") ("TWE Partnership Agreement, as amended") (which is incorporated herein by reference to Exhibit (A) to TWCI's Current Report on Form 8-K dated October
              29, 1991 (File No. 1-8637) and Exhibit 10(b) and 10(c) to TWCI's July 1992 Form 8-K)....     *
 10.28      Admission Agreement, dated as of May 16, 1993, between TWE and US WEST, Inc. ("US West")
              (which is incorporated herein by reference to Exhibit 10(a) to TWE's Current Report on
              Form 8-K dated May 16, 1993)............................................................     *
 10.29      Amendment Agreement, dated as of September 14, 1993, among ITOCHU, Toshiba, TWCI, US West and certain of their respective subsidiaries, amending the TWE Partnership Agreement, as amended (which is incorporated herein by reference to Exhibit 3.2 to TWE's 1993 Form
              10-K)...................................................................................     *
 10.30      Restructuring Agreement dated as of August 31, 1995 among TWCI, ITOCHU and ITOCHU
              Entertainment Inc. (which is incorporated herein by reference to Exhibit 2(a) to TWCI's
              Current Report on Form 8-K dated August 31, 1995 ("TWCI's August 1995 Form 8-K")).......     *
 10.31      Restructuring Agreement dated as of August 31, 1995 between TWCI and Toshiba (including
              Form of Registration Rights Agreement, between TWCI and Toshiba) (which is incorporated
              herein by reference to Exhibit 2(b) to TWCI's August 1995 Form 8-K).....................     *
 10.32      Option Agreement, dated as of September 15, 1993, between TWE and US West (which is
              incorporated herein by reference to Exhibit 10.9 to TWE's 1993 Form 10-K)...............     *
 10.33      Contribution Agreement dated as of September 9, 1994 among TWE, Advance Publications, Inc.
              ("Advance Publications"), Newhouse Broadcasting Corporation ("Newhouse"),
              Advance/Newhouse Partnership ("Advance/Newhouse"), and TWE-AN Partnership (which is incorporated herein by reference to Exhibit 10(a) to TWE's Current Report on Form 8-K
              dated September 9, 1994 ("TWE's September 1994 Form 8-K"))..............................     *
 10.34      Partnership Agreement, dated as of September 9, 1994, between TWE and Advance/Newhouse
              (which is incorporated herein by reference to Exhibit 10(b) to TWE's September 1994 Form
              8-K)....................................................................................     *
 10.35      Letter Agreement dated April 1, 1995 among TWE, Advance/Newhouse, Advance Publications and
              Newhouse (which is incorporated herein by reference to Exhibit 10(c) to TWE's Current
              Report on Form 8-K dated April 1, 1995).................................................     *
 10.36      Amended and Restated Transaction Agreement, dated as of October 27, 1997 among Advance
              Publications, Advance/Newhouse, TWE, TW Holding Co. and TWE-AN Partnership (which is incorporated herein by reference to Exhibit 99(c) to the Registrant's Current Report on
              Form 8-K dated October 27, 1997)........................................................     *
 21         Subsidiaries of the Registrant............................................................
 23.1       Consent of Ernst & Young LLP, Independent Auditors........................................
 23.2       Consent of Price Waterhouse LLP, Independent Accountants..................................
 27         Financial Data Schedule...................................................................
 99.1       The unaudited financial statements of TBS for the quarterly period ended September 30,
              1996 (which is incorporated herein by reference to the Quarterly Report on Form 10-Q of
              TBS for the nine months ended September 30, 1996).......................................     *
 99.2       The 1995 financial statements and report of independent accountants thereon of TBS (which is incorporated herein by reference to the Annual Report on Form 10-K of TBS for the
              year ended December 31, 1995)...........................................................     *

                                                                                                         SEQUENTIAL
 EXHIBIT                                                                                                    PAGE
  NUMBER                                           DESCRIPTION                                             NUMBER
----------  ------------------------------------------------------------------------------------------   ----------
 99.3       The unaudited financial statements of the Time Warner Service Partnerships for the quarterly period ended September 30, 1995 (which is incorporated herein by reference to the Current Report on Form 8-K of TWE dated November 28, 1995 ("TWE's November 1995 Form
              8-K"))..................................................................................     *
 99.4       The unaudited financial statements of Paragon Communications for the quarterly period ended June 30, 1995 (which is incorporated by reference to TWE's November 1995 Form
              8-K)....................................................................................     *
 99.5       Annual Report on Form 11-K of the Time Warner Savings Plan for the period ended December
              31, 1997 (to be filed by amendment).....................................................
 99.6       Annual Report on Form 11-K of the Time Warner Thrift Plan for the year ended December 31,
              1997 (to be filed by amendment).........................................................
 99.7       Annual Report on Form 11-K of the TWC Savings Plan for the year ended December 31, 1997
              (to be filed by amendment)..............................................................

------------

* Incorporated by reference.

     The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.