Form 10-Q
period 1998-03-31
TIME WARNER INC/
filed 1998-05-12
CIK 1021387

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                             FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1998, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                         533,744,788
Series LMCN-V Common Stock - $.01 par value            57,061,942
-------------------------------------------      ---------------------
       Description of Class                              Shares
                                                      Outstanding
                                                  as of April 30, 1998

                        TIME WARNER INC. AND
               TIME WARNER ENTERTAINMENT COMPANY, L.P.

                            INDEX TO FORM 10-Q

                                                                Page
                                                           Time
                                                           Warner       TWE

PART I.  FINANCIAL INFORMATION

Management's discussion and analysis of results of
operations and financial condition                            1         26

Consolidated balance sheets at March 31, 1998 and
December 31, 1997                                            10         31

Consolidated statements of operations for the three months
ended March 31, 1998 and 1997                                11         32

Consolidated statements of cash flows for the three months
ended March 31, 1998 and 1997                                12         33

Consolidated statement of shareholders' equity and
partnership capital                                          13         34

Notes to consolidated financial statements                   14         35

Supplementary information                                    24


PART II.  OTHER INFORMATION                                  41

                             TIME WARNER INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Time Warner Inc. ("Time Warner" or the "Company") classifies its business interests into four fundamental areas: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST"). Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights related to TWE's interest in certain cable television systems. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

Use of EBITA

     Time Warner evaluates operating performance based on several factors, of which the primary financial measure is operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method, including the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of Turner Broadcasting System, Inc. in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995. The exclusion of noncash amortization charges is also consistent with management's belief that Time Warner's intangible assets, such as cable television and sports franchises, music catalogues and copyrights, film and television libraries and the goodwill associated with its brands, are generally increasing in value and importance to Time Warner's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of Time Warner and the Entertainment Group includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

     As more fully described herein, Time Warner's and the Entertainment Group's 1998 operating results have been affected by the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers").
For a more comprehensive description of the TWE-A/N Transfers, see Note 2 to the accompanying consolidated financial statements.

     EBITA and operating income for Time Warner and the Entertainment Group for the three months ended March 31, 1998 and 1997 are as follows:

                                               Three Months Ended March 31,
                                                  EBITA      Operating Income
                                               1998    1997     1998   1997
                                                         (millions)
Time Warner:
Publishing                                    $ 85  $  76      $ 76  $  67
Music                                           93    118        25     50
Cable Networks-TBS                             153    114       103     69
Filmed Entertainment-TBS                       (15)     6       (35)   (16)
Cable                                           74    105        20     35
Intersegment elimination                       (19)   (11)      (19)   (11)

Total                                         $371   $408      $170   $194

Entertainment Group:
Filmed Entertainment-Warner Bros.             $119   $105      $ 86  $  74
Broadcasting-The WB Network                    (38)   (20)      (39)   (20)
Cable Networks-HBO                             109     91       109     91
Cable                                          307    259       213    183

Total                                         $497   $435      $369   $328

     Time Warner had revenues of $3.137 billion and a net loss of $62 million ($.25 loss per common share after preferred dividend requirements) for the three months ended
March 31, 1998, compared to revenues of $3.034 billion, income of $52 million before an extraordinary loss on the retirement of debt ($.05 loss per common share) and net income of $35 million ($.08 loss per common share) for the three months ended March 31, 1997. Time Warner's equity in the pretax income of the Entertainment Group was $107 million for the three months ended March 31, 1998, compared to $318 million for the three months ended March 31, 1997.

     Time Warner's operating results decreased to a net loss of $62 million for the three months ended March 31, 1998 from net income of $35 million for the three months ended March 31, 1997. As discussed more fully below, this decrease principally resulted from the absence of an approximate $250 million pretax gain ($.26 per common share) recognized by TWE in 1997 in connection with the sale of TWE's interest in E! Entertainment Television, Inc. ("E! Entertainment"). Excluding the effect of the E! Entertainment gain in 1997, operating results would have increased principally as a result of higher income from Time Warner's equity in the pretax income of the Entertainment Group and the absence of a $17 million extraordinary loss on the retirement of debt recognized in 1997, offset in part by an overall decrease in Time Warner's operating income. Similarly excluding the effect of the E! Entertainment gain in 1997, Time Warner's loss per common share before the extraordinary item would have improved from a $.31 loss per common share in 1997 to a $.25 loss per common share in 1998.

     The Entertainment Group had revenues of $2.912 billion and net income of $108 million for the three months ended March 31, 1998, compared to revenues of $2.602 billion and net income of $318 million for the three months ended March 31, 1997. As discussed more fully below, the Entertainment Group's net income decreased in 1998 as compared to 1997 principally due to the absence of the E! Entertainment gain recognized in 1997, offset in part by an overall increase in operating income generated by its business segments and a decrease in minority interest expense related to TWE-A/N.

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

Time Warner

     Publishing. Revenues increased to $948 million, compared to $924 million in the first three months of 1997. EBITA increased to $85 million from $76 million. Operating income increased to $76 million from $67 million. Revenues benefited from increases in magazine advertising and circulation revenues, offset in part by a decrease in direct marketing revenues. Contributing to the revenue gains were increases achieved by People, Sports Illustrated, Time and In Style. EBITA and operating income increased principally as a result of the revenue gains and, to a lesser extent, cost savings.

     Music. Revenues decreased to $888 million, compared to $933 million in the first three months of 1997. EBITA decreased to $93 million from $118 million. Operating income decreased to $25 million from $50 million. Despite the Music division having a domestic market share of 19.5%, the decrease in revenues principally related to a decline in domestic and international recorded music sales. EBITA and operating income decreased principally as a result of the decline in revenues, offset in part by increased licensing income from direct marketing activities.

     Cable Networks-TBS. Revenues increased to $728 million, compared to $594 million in the first three months of 1997.
EBITA increased to $153 million from $114 million. Operating income increased to $103 million from $69 million. Revenues benefited from a significant increase in subscription revenues, as well as an increase in advertising revenues.
The increase in subscription revenues principally related to the conversion of TBS Superstation from an advertiser-supported broadcast superstation to a copyright-paid, cable television service, which allows TBS Superstation to charge cable operators for the right to carry its cable television programming. Subscription revenues also increased as a result of an increase in subscriptions, primarily at TNT, CNN, Cartoon Network and Turner Classic Movies, and higher rates. The increase in advertising revenues was due to a strong overall advertising market for most of the division's major branded networks, including TNT, Cartoon Network and CNN. EBITA and operating income increased principally as a result of the revenue gains and cost savings.

     Filmed Entertainment-TBS. Revenues decreased to $372 million, compared to $397 million in the first three months of 1997. EBITA decreased to a loss of $15 million from income of $6 million. Operating losses increased to $35 million from $16 million. Revenues decreased due to declines in worldwide theatrical and home video operations, principally relating to unsuccessful films from Castle Rock Entertainment. EBITA and operating income decreased principally as a result of the decline in revenues.

     Cable. Revenues increased to $248 million, compared to $242 million in the first three months of 1997. EBITA decreased to $74 million from $105 million. Operating income decreased to $20 million from $35 million. The Cable division's 1998 operating results were negatively affected by the TWE-A/N Transfers. Excluding the effect of the TWE-A/N Transfers, revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission ("FCC") and an increase in advertising and pay-per-view revenues. Similarly excluding the effect of the TWE-A/N Transfers, EBITA and operating income decreased principally as a result of higher depreciation related to capital spending and the absence of a gain on the sale of an investment recognized in 1997, which more than offset the effect of the revenue gains.

     Interest and Other, Net. Interest and other, net, decreased to $283 million in the first three months of 1998, compared to $292 million in the first three months of 1997. Interest expense decreased to $233 million, compared to $278 million in the first three months of 1997, principally due to lower average debt levels associated with the Company's debt reduction efforts and the TWE-A/N Transfers. Other expense, net, increased to $50 million in the first three months of 1998 from $14 million in the first three months of 1997, principally because of lower gains on foreign exchange contracts and higher losses associated with the Company's receivables securitization program.

Entertainment Group

     Filmed Entertainment-Warner Bros. Revenues increased to $1.312 billion, compared to $1.174 billion in the first three months of 1997. EBITA increased to $119 million from $105 million. Operating income increased to $86 million from $74 million. Revenues benefited from increases in worldwide television production and distribution operations, offset in part by lower worldwide theatrical and home video revenues. EBITA and operating income benefited principally from the revenue gains and increased income from licensing operations, offset in part by the absence of a gain on the sale of an investment recognized in 1997.

     Broadcasting - The WB Network. Revenues increased to $45 million, compared to $24 million in the first three months of 1997. EBITA decreased to a loss of $38 million from a loss of $20 million. Operating losses increased to $39 million from $20 million. Revenues increased as a result of improved television ratings and the addition of a fourth night of primetime programming in January 1998, but were offset by higher programming costs associated with the expanded programming schedule. Operating losses increased principally as a result of a lower allocation of losses to a limited partner in the network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $512 million, compared to $483 million in the first three months of 1997. EBITA and operating income increased to $109 million from $91 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains and, to a lesser extent, cost savings.

     Cable. Revenues increased to $1.153 billion, compared to $1.020 billion in the first three months of 1997. EBITA increased to $307 million from $259 million. Operating income increased to $213 million from $183 million. The Cable division's 1998 operating results were positively affected by the TWE-A/N Transfers. Excluding the effect of the TWE-/AN Transfers, revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising and pay-per-view revenues. Similarly excluding the effect of the TWE-A/N Transfers, EBITA and operating income increased as a result of the revenue gains, offset in part by higher depreciation related to capital spending and lower gains relating to the sale or exchange of certain cable systems.

     Interest and Other, Net. Interest and other, net, was $164 million of expense in the first three months of 1998, compared to $128 million of income in the first three months of 1997. Interest expense increased to $141 million, compared to $116 million in the first three months of 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $23 million in the first three months of 1998, compared to other income, net, of $244 million in the first three months of 1997, principally due to the absence of an approximate $250 million pretax gain on the sale of an interest in E! Entertainment recognized in 1997.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1998

Time Warner

Financial Condition

     At March 31, 1998, Time Warner had $10.7 billion of debt, $544 million of cash and equivalents (net debt of $10.1 billion), $465 million of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary, $1.9 billion of Series M preferred stock and $9.3 billion of shareholders' equity, compared to $11.8 billion of debt, $645 million of cash and equivalents (net debt of $11.2 billion), $533 million of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary, $1.9 billion of Series M preferred stock and $9.4 billion of shareholders' equity at December 31, 1997. Net debt decreased principally as a result of the TWE-A/N Transfers.

Investment in TWE

     Time Warner's investment in TWE at March 31, 1998 consisted of interests in 74.49% of the Series A Capital and Residual Capital of TWE, and 100% of the Senior Capital and Series B Capital of TWE. Such priority capital interests provide Time Warner (and with respect to the Series A Capital only, U S WEST) with certain priority claims to the net partnership income of TWE and distributions of TWE partnership capital, including certain priority distributions of partnership capital in the event of liquidation or dissolution of TWE. Each level of priority capital interest provides for an annual rate of return equal to or exceeding 8%, including an above-market 13.25% annual rate of return (11.25% to the extent concurrently distributed) related to Time Warner's Series B Capital interest, which, when taken together with Time Warner's contributed capital, represented a cumulative priority Series B Capital interest of $6.2 billion at March 31, 1998. While the TWE partnership agreement contemplates the reinvestment of significant partnership cash flows in the form of capital expenditures and otherwise provides for certain other restrictions that are expected to limit cash distributions on partnership interests for the foreseeable future, Time Warner expects to receive a $580 million distribution relating to its Senior Capital interest in July 1998. After such distribution, Time Warner's remaining $560 million Senior Capital interest and any undistributed partnership income allocated thereto (based on an 8% annual rate of return) is required to be distributed to Time Warner on July 1, 1999.

Debt Reduction, Refinancings and Transfers

     In April 1998, Time Warner and TWE consummated three previously announced transactions, consisting of the sale of TWE's 49% interest in Six Flags Entertainment Corporation, the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to Primestar, Inc., a separate holding company that is ultimately expected to be the publicly traded parent of TCI Satellite Entertainment, Inc., and the sale of certain cable television systems. As a result of these transactions, Time Warner and TWE reduced debt by approximately $700 million in the aggregate, of which $160 million relates to Time Warner and $540 million relates to TWE.

     In February 1998, Time Warner Companies, Inc. ("TW Companies"), a wholly owned subsidiary of Time Warner, repaid all of its $500 million principal amount of 7.45% notes due February 1, 1998 at their maturity using proceeds raised from the issuance of $500 million principal amount of 6.95% debentures due January 15, 2028.

     In early 1998, Time Warner transferred approximately $1 billion of debt to TWE-A/N in connection with the TWE-A/N Transfers. The debt assumed by TWE-A/N has been guaranteed by TWI Cable Inc., a wholly owned subsidiary of Time Warner, and certain of its subsidiaries.

Common Stock Repurchase Program

     In March 1998, Time Warner entered into a forward purchase contract with certain banks that provides it with an option to acquire up to 9.1 million shares of its common stock. In a related transaction, Toshiba Corporation
("Toshiba") and ITOCHU Corporation ("ITOCHU") sold an equal number of shares of Time Warner common stock to affiliates of such banks, after electing to convert a portion of their Time Warner convertible preferred stock into common stock.
These transactions will result in $26 million of preferred dividend savings for Time Warner and, if Time Warner elects to acquire such shares, will also offset the dilutive effect from the conversion of Toshiba's and ITOCHU's preferred stock interests into Time Warner common stock. See Note 8 to the accompanying consolidated financial statements for a summary of the principal terms of the forward purchase contract.

     In connection with these transactions, Time Warner's Board of Directors authorized a 9.1 million share increase in the Company's existing common stock repurchase program that, along with previous authorizations, allows the Company to repurchase, from time to time, up to 44.1 million shares of common stock. The common stock repurchased under the program is expected to continue to be used to satisfy future share issuances related to the exercise of existing employee stock options and the potential conversion of certain convertible securities. Actual repurchases in any period will be subject to market conditions. As of March 31, 1998, Time Warner had acquired 4.4 million shares of its common stock in 1998 at an aggregate cost of $277 million, thereby increasing the cumulative shares purchased under this program to approximately 22 million shares at an aggregate cost of $1.077 billion. These repurchases have been funded principally with borrowings under Time Warner's Stock Option Proceeds Credit Facility, as described more fully below.

     In early 1998, Time Warner entered into a new five-year, $1.3 billion revolving credit facility (the "Stock Option Proceeds Credit Facility"), which replaced its previously existing facility. Borrowings under the Stock Option Proceeds Credit Facility are principally used to fund stock repurchases and future preferred dividend requirements on Time Warner's Series G, H, I and J Preferred Stock. At March 31, 1998 and December 31, 1997, Time Warner had outstanding borrowings against future stock option proceeds of $465 million and $533 million, respectively.

Cash Flows

     During the first three months of 1998, Time Warner's cash provided by operations amounted to $332 million and reflected $371 million of EBITA from its Publishing, Music, Cable Networks-TBS, Filmed Entertainment-TBS and Cable businesses, $95 million of noncash depreciation expense, $172 million of distributions from TWE and $47 million related to a decrease in working capital requirements, other balance sheet accounts and noncash items, less $316 million of interest payments, $18 million of income taxes and $19 million of corporate expenses. Cash provided by operations of $42 million for the first three months of 1997 reflected $408 million of business segment EBITA, $91 million of noncash depreciation expense and $54 million of distributions from TWE, less $362 million of interest payments, $66 million of income taxes, $21 million of corporate expenses and $62 million related to an increase in working capital requirements, balance sheet accounts and noncash items.

     Cash used by investing activities was $42 million in the first three months of 1998, compared to $108 million in the first three months of 1997, principally as a result of a decrease in cash used for investments and acquisitions, lower capital expenditures and an increase in investment proceeds. Cash used for investments and acquisitions in 1998 was offset in part by the effect of consolidating approximately $200 million of cash of Paragon Communications ("Paragon") in connection with the TWE-A/N Transfers. Capital expenditures decreased to $103 million in the first three months of 1998, compared to $135 million in the first three months of 1997.

     Cash used by financing activities was $391 million in the first three months of 1998, compared to cash provided by financing activities of $63 million in the first three months of 1997. The use of cash in 1998 principally resulted from approximately $200 million of debt reduction, the repayment of $68 million of net borrowings against future stock option proceeds, the repurchase of approximately 4.4 million shares of Time Warner common stock at an aggregate cost of $277 million and the payment of $133 million of dividends, offset in part by $290 million of proceeds received principally from the exercise of employee stock options. Cash provided by financing activities in 1997 principally resulted from an increase of approximately $225 million of debt, offset in part by the repurchase of approximately 941 thousand shares of Time Warner common stock at an aggregate cost of $35 million, the payment of $84 million of dividends, the repayment of $61 million of borrowings against future stock option proceeds and $32 million of proceeds received principally from the exercise of employee stock options. The increase in dividends paid in the first three months of 1998 reflects Time Warner's election to pay $49 million of dividends on its Series M preferred stock in cash rather than in-kind.

     The assets and cash flows of TWE are restricted by certain borrowing and partnership agreements and are unavailable to Time Warner except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under its bank credit agreement, TWE is permitted to incur additional indebtedness to make loans, advances, distributions and other cash payments to Time Warner, subject to its individual compliance with the cash flow coverage and leverage ratio covenants contained therein.

     Management believes that Time Warner's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future without distributions and loans from TWE above those permitted by existing agreements.

Entertainment Group

Financial Condition

     The Entertainment Group had $7.1 billion of debt, $107 million of cash and equivalents (net debt of $7 billion), $229 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and
$6.2 billion of partners' capital at March 31, 1998, compared to $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.4 billion of partners' capital at December 31, 1997. Net debt of the Entertainment Group increased principally as a result of the TWE-A/N Transfers.

Cash Flows

     During the first three months of 1998, the Entertainment Group's cash provided by operations amounted to $441 million and reflected $497 million of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $243 million of noncash depreciation expense and $148 million from the securitization of film and television backlog, less $156 million of interest payments, $20 million of income taxes, $18 million of corporate expenses and $253 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash used by operations of $48 million in the first three months of 1997 reflected $435 million of business segment EBITA and $222 million of noncash depreciation expense, less $146 million of interest payments, $12 million of income taxes, $18 million of corporate expenses and $529 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

     Cash used by investing activities was $559 million in the first three months of 1998, compared to cash provided by investment activities of $5 million in the first three months of 1997, principally as a result of the effect of deconsolidating approximately $200 million of Paragon's cash in connection with the TWE-A/N Transfers that has been included in cash flows from investments and acquisitions, and a $344 million decrease in proceeds from the sale of investments. Capital expenditures increased to $352 million in the first three months of 1998, compared to $331 million in the first three months of 1997.

     Cash used by financing activities was $97 million in the first three months of 1998, compared to cash provided by financing activities of $139 million in the first three months of 1997, principally as a result of the absence of $243 million of aggregate net proceeds from the issuance of preferred stock of a subsidiary in the first three months of 1997 and a $118 million increase in distributions paid to Time Warner, offset in part by an increase in debt used to fund cash distributions to Time Warner.

     Management believes that the Entertainment Group's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

     Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable, including the cable operations of both Time Warner and TWE, amounted to $369 million in the three months ended March 31, 1998, compared to $343 million in the three months ended March 31, 1997. For the full year of 1998, cable capital spending is expected to be comparable to 1997 levels, with approximately $1.2 billion budgeted for the remainder of 1998. Capital spending by Time Warner Cable is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and TWE-A/N. Management expects to continue to finance such level of investment through cable operating cash flow and the development of new revenue streams from expanded programming options, high-speed Internet access, telephony and other services.

Filmed Entertainment Backlog

     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of Warner Bros. amounted to $2.152 billion at March 31, 1998 compared to $2.126 billion at December 31, 1997 (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks, collectively, of $753 million and $719 million, respectively).

     Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or on an accelerated basis using a $600 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

                                 TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

                                                     March 31,    December 31,
                                                        1998          1997
                                                       (millions, except
                                                       per share amounts)
ASSETS
Current assets
Cash and equivalents                                   $   544       $   645
Receivables, less allowances of $940 and $991 million    2,153         2,447
Inventories                                                913           830
Prepaid expenses                                         1,149         1,089

Total current assets                                     4,759         5,011

Noncurrent inventories                                   1,768         1,766
Investments in and amounts due to and from
  Entertainment Group                                    6,057         5,549
Other investments                                          530         1,495
Property, plant and equipment                            2,028         2,089
Music catalogues, contracts and copyrights                 902           928
Cable television and sports franchises                   3,443         3,982
Goodwill                                                12,124        12,572
Other assets                                               717           771

Total assets                                           $32,328       $34,163

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                       $   768      $    912
Participations, royalties and programming costs payable  1,161         1,072
Debt due within one year                                    22             8
Other current liabilities                                1,992         2,379

Total current liabilities                                3,943         4,371

Long-term debt                                          10,640        11,833
Borrowings against future stock option proceeds            465           533
Deferred income taxes                                    3,761         3,960
Unearned portion of paid subscriptions                     726           672
Other liabilities                                        1,063         1,006
Company-obligated mandatorily redeemable preferred
  securities of a subsidiary holding solely subordinated
  debentures of a subsidiary of the Company                575           575
Series M exchangeable preferred stock, $.10 par value,
  1.9 million shares outstanding and $1.903 billion
  liquidation preference                                 1,858         1,857

Shareholders' equity
Preferred stock, $.10 par value, 31.0 and 35.4
  million shares outstanding, $3.100 and $3.539
  billion liquidation preference                             3             4
Series LMCN-V Common Stock, $.01 par value, 57.1
  million shares outstanding                                 1             1
Common stock, $.01 par value, 533.5 and 519.0
  million shares outstanding (excluding 24.8 and 39.4
  million treasury shares)                                   5             5
Paid-in capital                                         12,929        12,680
Accumulated deficit                                     (3,641)       (3,334)

Total shareholders' equity                               9,297         9,356

Total liabilities and shareholders' equity             $32,328       $34,163


See accompanying notes.

                                 TIME WARNER INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                        1998          1997
                                                         (millions, except
                                                         per share amounts)

Revenues (a)                                           $ 3,137       $ 3,034

Cost of revenues (a)(b)                                  1,887         1,850
Selling, general and administrative (a)(b)               1,080           990

Operating expenses                                       2,967         2,840

Business segment operating income                          170           194
Equity in pretax income of Entertainment Group (a)         107           318
Interest and other, net (a)                               (283)         (292)
Corporate expenses (a)                                     (19)          (21)

Income (loss) before income taxes                          (25)          199
Income tax provision                                       (37)         (147)

Income (loss) before extraordinary item                    (62)           52
Extraordinary loss on retirement of debt, net of $11
  million income tax benefit in 1997                         -           (17)

Net income (loss)                                          (62)           35
Preferred dividend requirements                            (82)          (78)

Net loss applicable to common shares                    $ (144)       $  (43)

Basic and diluted loss per common share:
Loss before extraordinary item                          $ (.25)       $ (.05)

Net loss                                                $ (.25)       $ (.08)

Average common shares                                    578.3         558.9
______________
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the three months ended March 31, 1998 and 1997, respectively: revenues-$112 million and $74 million; cost of revenues-$(67) million and $(60) million; selling, general and administrative-$(9) million and $5 million; equity in pretax income of Entertainment Group-$(5) million and $11 million; interest and other, net-$(3) million and $(14) million; and corporate expenses-$18 million in both periods.

(b)  Includes depreciation and amortization expense of:  $ 296         $ 305


See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                        1998           1997
                                                            (millions)
OPERATIONS
Net income (loss)                                       $  (62)        $  35
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt                     -            17
Depreciation and amortization                              296           305
Noncash interest expense                                    15            27
Excess (deficiency) of distributions over equity
  in pretax income of Entertainment Group                   65          (264)
Changes in operating assets and liabilities                 18           (78)

Cash provided by operations                                332            42

INVESTING ACTIVITIES
Investments and acquisitions                               (24)          (39)
Capital expenditures                                      (103)         (135)
Investment proceeds                                         85            66

Cash used by investing activities                          (42)         (108)

FINANCING ACTIVITIES
Borrowings                                                 510         1,028
Debt repayments                                           (700)         (796)
Borrowings against future stock option proceeds            465             -
Repayments of borrowings against future stock
  option proceeds                                         (533)          (61)
Repurchases of Time Warner common stock                   (277)          (35)
Dividends paid                                            (133)          (84)
Proceeds received from stock option and dividend
  reinvestment plans                                       290            32
Other, principally financing costs                         (13)          (21)

Cash provided (used) by financing activities              (391)           63

DECREASE IN CASH AND EQUIVALENTS                          (101)           (3)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD (a)            645           514

CASH AND EQUIVALENTS AT END OF PERIOD                   $  544        $  511

_______________
(a) Includes current and noncurrent cash and equivalents at December 31, 1996.


See accompanying notes.

                                 TIME WARNER INC.
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                         1998          1997
                                                              (millions)

BALANCE AT BEGINNING OF YEAR                            $9,356        $9,502

Net income (loss)                                          (62)           35
Other comprehensive income (loss)                          (24)          (50)

Comprehensive income (loss)                                (86)          (15)

Common stock dividends                                     (52)          (51)
Preferred stock dividends                                  (82)          (78)
Repurchases of Time Warner common stock                   (277)          (35)
Other, principally shares issued pursuant to stock
  option, dividend reinvestment and benefit plans          438            39


BALANCE AT MARCH 31,                                    $9,297        $9,362


See accompanying notes.

                                 TIME WARNER INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

     Time Warner Inc. ("Time Warner" or the "Company") is the world's leading media and entertainment company, whose principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner classifies its business interests into four fundamental areas: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming are held through Time Warner Entertainment Company, L.P. ("TWE").
Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of U S WEST, Inc. ("U S WEST"). Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights related to TWE's interest in certain cable television systems.

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

     The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 9). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business interests, including the unconsolidated business interests of the Entertainment Group, amounted to $329 million and $321 million for the three months ended March 31, 1998 and 1997, respectively.

Basis of Presentation

     The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner for the year ended December 31, 1997. Certain reclassifications have been made to the prior year's financial statements to conform to the 1998 presentation.

2.   TWE-A/N TRANSFERS

     In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, and completed certain related transactions (collectively, the "TWE-A/N Transfers"). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner, and Paragon Communications ("Paragon"), a partnership formerly owning cable television systems serving approximately 1 million subscribers that was wholly owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon.

     As part of the TWE-A/N Transfers, TWE and TWE-A/N exchanged substantially all of their respective beneficial interests in Paragon for an equivalent share of Paragon's cable television systems (or interests therein) serving approximately 500,000 subscribers, resulting in wholly owned subsidiaries of Time Warner owning 100% of the restructured Paragon entity, with less than 1% beneficially held for TWE. Accordingly, effective as of January 1, 1998, Time Warner has consolidated Paragon. Because this transaction represented an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it did not have a significant economic impact on Time Warner, TWE or TWE-A/N.

     In connection with the TWE-A/N Transfers, the Advance/Newhouse Partnership ("Advance/Newhouse"), a limited partner in TWE-A/N, made a capital contribution to TWE-A/N in order to maintain its 33.3% common partnership interest therein. Accordingly, TWE-A/N is now owned 65.3% by TWE, 33.3% by Advance/Newhouse and 1.4% indirectly by Time Warner. The TWE-A/N Transfers were accounted for effective as of January 1, 1998. Time Warner did not recognize a gain or loss on the TWE-A/N Transfers. TWE has continued to consolidate TWE-A/N and Time Warner has accounted for its interest in TWE-A/N under the equity method of accounting.

     On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, Time Warner would have reported for the three months ended
March 31, 1997, revenues of $3.018 billion, depreciation expense of $90 million, operating income before noncash amortization of intangible assets of $379 million, operating income of $181 million, equity in the pretax income of the Entertainment Group of $316 million, income before extraordinary item of $54 million ($.04 loss per common share) and net income of $37 million ($.07 loss per common share).

3.   ENTERTAINMENT GROUP

     Time Warner's investment in and amounts due to and from the Entertainment Group at March 31, 1998 and December 31,
1997 consists of the following:

                                                      March 31,   December 31,
                                                         1998          1997
                                                            (millions)
Investment in TWE                                       $5,386        $5,577
Stock option related distributions due from TWE            522           417
Credit agreement debt due to TWE                          (400)         (400)
Other net liabilities due to TWE, principally related to
  home video distribution                                 (185)         (141)

Investment in and amounts due to and from TWE            5,323         5,453
Investment in TWE-A/N and other Entertainment Group
  companies                                                734            96

Total                                                   $6,057        $5,549

Partnership Structure and Allocation of Income

     TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by subsidiaries of Time Warner. Time Warner, through its wholly owned subsidiaries, collectively owns general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100% of the Senior Capital and Series B
Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are owned by U S WEST. Certain Time Warner subsidiaries are the general partners of TWE
(the "Time Warner General Partners").

     The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $108 million and $320 million in the three months ended March 31, 1998 and 1997, respectively, no portion of which was allocated to the limited partnership interests.

Summarized Financial Information of the Entertainment Group

     Set forth below is summarized financial information of the Entertainment Group, which reflects the TWE-A/N
Transfers effective as of January 1, 1998.

                                                            Three Months
                                                           Ended March 31,
                                                        1998            1997
                                                             (millions)
Operating Statement Information
Revenues                                                $2,912        $2,602
Depreciation and amortization                             (371)         (329)
Business segment operating income                          369           328
Interest and other, net(1)                                (164)          128
Minority interest                                          (64)         (108)
Income before income taxes                                 123           330
Net income                                                 108           318
__________________
(1) Includes a pretax gain of approximately $250 million recognized in the first three months of 1997 related to the sale of an interest in E! Entertainment Television, Inc.


                                                            Three Months
                                                           Ended March 31,
                                                          1998          1997
                                                             (millions)
Cash Flow Information
Cash provided (used) by operations                      $  441        $  (48)
Capital expenditures                                      (352)         (331)
Investments and acquisitions                              (230)          (31)
Investment proceeds                                         23           367
Borrowings                                                 489           282
Debt repayments                                           (376)         (318)
Issuance of preferred stock of subsidiary                    -           243
Capital distributions                                     (172)          (54)
Other financing activities, net                            (38)          (14)
Increase (decrease) in cash and equivalents               (215)           96


                                                     March 31,   December 31,
                                                        1998           1997
                                                            (millions)
Balance Sheet Information
Cash and equivalents                                   $   107       $   322
Total current assets                                     3,339         3,623
Total assets                                            22,020        20,739
Total current liabilities                                3,765         3,976
Long-term debt                                           7,108         5,990
Minority interests                                       1,465         1,210
Preferred stock of subsidiary                              229           233
Time Warner General Partners' Senior Capital             1,140         1,118
Partners' capital                                        6,224         6,430

Capital Distributions

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At March 31, 1998 and December 31, 1997, the Time Warner General Partners had recorded $522 million and $417 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $72.00 and $62.00, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During the three months ended March 31, 1998, the Time Warner General Partners received distributions from TWE in the amount of $172 million, consisting of $52 million of tax-related distributions and $120 million of stock option related distributions. During the three months ended March 31, 1997, the Time Warner General Partners received distributions from TWE in the amount of $54 million, consisting of $50 million of tax-related distributions and $4 million of stock option related distributions.

Primestar

     In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a new holding company that is ultimately expected to be the publicly traded parent of TCI Satellite Entertainment, Inc. ("TSAT"). New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TSAT and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received an approximate 24% equity interest in New Primestar and realized approximately $240 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse received an approximate 6% equity interest in New Primestar.

     In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ("ASkyB"), pursuant to which New Primestar would acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the "Primestar ASkyB Transaction"). In exchange for such assets, ASkyB would receive non-voting securities of New Primestar that would be convertible into non-voting common stock of New Primestar and, accordingly, would reduce TWE's equity interest in New Primestar to approximately 16% on a fully diluted basis. The Primestar ASkyB Transaction is expected to close in 1998, subject to customary closing conditions, including all necessary governmental and regulatory approvals, including the approval of the FCC which is currently conducting an extensive review of the transaction. There can be no assurance that such approvals will be obtained.

Six Flags

     In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc. ("Premier"), a regional theme park operator, for approximately $475 million of cash. TWE used the net, after-tax proceeds from this transaction to reduce debt by approximately $300 million. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. A substantial portion of the gain on this transaction has been deferred by TWE principally as a result of its continuing guarantees of certain significant long-term obligations of Six Flags relating to the Six Flags Over Texas and Six Flags Over Georgia theme parks.

4.   INVENTORIES

     Inventories consist of:
                                       March 31, 1998      December 31, 1997
                                     Current  Noncurrent   Current  Noncurrent
                                                   (millions)
Film costs:
   Released, less amortization          $122    $  249       $ 68    $  228
   Completed and not released             49        13         88        48
   In process and other                    2       147          -       141
   Library, less amortization              -     1,050          -     1,064
Programming costs, less amortization     333       309        293       285
Magazines, books and recorded music      407         -        381         -

Total                                   $913    $1,768       $830    $1,766

5.   LONG-TERM DEBT

     In February 1998, Time Warner Companies, Inc. ("TW Companies"), a wholly owned subsidiary of Time Warner, repaid all of its $500 million principal amount of 7.45% notes due February 1, 1998 at their maturity using proceeds raised from the issuance of $500 million principal amount of 6.95% debentures due January 15, 2028.

     In early 1998, Time Warner reduced debt by approximately
$1 billion in connection with the TWE-A/N Transfers (see Note 2).
The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon.

     An extraordinary loss of $17 million was recognized in the first three months of 1997 in connection with certain debt refinancings.

6.   BORROWINGS AGAINST FUTURE STOCK OPTION PROCEEDS

     In connection with Time Warner's common stock repurchase program, Time Warner entered into a new five-year, $1.3 billion revolving credit facility (the "Stock Option Proceeds Credit Facility") in early 1998, which replaced its previously existing facility. Borrowings under the Stock Option Proceeds Credit Facility are principally used to fund stock repurchases and future preferred dividend requirements on Time Warner's Series G, H, I and J Preferred Stock. At March 31, 1998 and December 31, 1997, Time Warner had outstanding borrowings against future stock option proceeds of $465 million and $533 million, respectively.

7.   MANDATORILY REDEEMABLE PREFERRED SECURITIES

     In December 1995, TW Companies issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ("Preferred Trust
Securities") for aggregate gross proceeds of $575 million.
The sole assets of the subsidiary that is the obligor on the Preferred Trust Securities are $592 million principal amount of 8 % subordinated debentures of TW Companies due December
31, 2025. Cumulative cash distributions are payable on the Preferred Trust Securities at an annual rate of 8 %. The
Preferred Trust Securities are mandatorily redeemable for cash on December 31, 2025, and TW Companies has the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances, in each case at an amount per Preferred Trust
Security equal to $25 plus accrued and unpaid distributions thereon.

     Time Warner has certain obligations relating to the Preferred Trust Securities which amount to a full and unconditional guaranty (on a subordinated basis) of its subsidiary's obligations with respect thereto.

8.   SHAREHOLDERS' EQUITY

     In March 1998, Time Warner entered into a forward purchase contract with certain banks that provides it with an option to acquire up to 9.1 million shares of its common stock. In a related transaction, Toshiba Corporation ("Toshiba") and ITOCHU Corporation ("ITOCHU") sold an equal number of shares of Time Warner common stock to affiliates of such banks, after electing to convert a portion of their Time Warner convertible preferred stock into common stock. These transactions will result in $26 million of preferred dividend savings for Time Warner and, if Time Warner elects to acquire such shares, will also offset the dilutive effect from the conversion of Toshiba's and ITOCHU's preferred stock interests into Time Warner common stock.

     The forward purchase contract matures in June 2000, subject to Time Warner's right to extend for an additional one-year period, and provides for settlement at that time
(or earlier, at Time Warner's option) at $67.89 per share plus a financing charge (the "Forward Price"). Time Warner can settle the forward purchase contract either by electing
(i) to purchase the shares for cash at the then Forward
Price, or (ii) to settle on a net basis, whereby Time Warner would receive (pay) cash or shares of common stock, at its election, based on the excess (deficiency) of the aggregate market value of the 9.1 million shares of common stock over the aggregate Forward Price at the settlement date. If the forward purchase contract had been settled on a net share basis as of March 31, 1998 and based on the $72 per share market price of Time Warner's common stock at such date, Time Warner would have been entitled to receive approximately 500,000 shares of its common stock. The forward purchase contract has been classified in additional paid-in capital in the accompanying consolidated balance sheet.

     In connection with these transactions, Time Warner's Board of Directors authorized a 9.1 million share increase in the Company's existing common stock repurchase program that, along with previous authorizations, allows the Company to repurchase, from time to time, up to 44.1 million shares of common stock.
The common stock repurchased under the program is expected to continue to be used to satisfy future share issuances related to the exercise of existing employee stock options and the potential conversion of certain convertible securities. Actual repurchases in any period will be subject to market conditions.
As of March 31, 1998, Time Warner had acquired 4.4 million shares of its common stock in 1998 at an aggregate cost of $277 million, thereby increasing the cumulative shares purchased under this program to approximately 22 million shares at an aggregate cost of $1.077 billion. These repurchases have been funded principally with borrowings under Time Warner's Stock Option Proceeds Credit Facility.

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

    Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The operating results of Time Warner's and the Entertainment Group's cable segments reflect the TWE-A/N Transfers effective as of January 1, 1998.

                                                            Three Months
                                                           Ended March 31,
                                                         1998           1997
                                                              (millions)
Revenues
Time Warner:
Publishing                                              $  948        $  924
Music                                                      888           933
Cable Networks-TBS                                         728           594
Filmed Entertainment-TBS                                   372           397
Cable                                                      248           242
Intersegment elimination                                   (47)          (56)

Total                                                   $3,137        $3,034

Entertainment Group:
Filmed Entertainment-Warner Bros.                       $1,312        $1,174
Broadcasting-The WB Network                                 45            24
Cable Networks-HBO                                         512           483
Cable                                                    1,153         1,020
Intersegment elimination                                  (110)          (99)

Total                                                   $2,912        $2,602


                                                            Three Months
                                                           Ended March 31,
                                                         1998           1997
                                                             (millions)
EBITA(1)
Time Warner:
Publishing                                               $  85         $  76
Music                                                       93           118
Cable Networks-TBS                                         153           114
Filmed Entertainment-TBS                                   (15)            6
Cable                                                       74           105
Intersegment elimination                                   (19)          (11)

Total                                                     $371          $408

Entertainment Group:
Filmed Entertainment-Warner Bros.                         $119          $105
Broadcasting-The WB Network                                (38)          (20)
Cable Networks-HBO                                         109            91
Cable                                                      307           259

Total                                                     $497          $435
_______________
(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, Time Warner's business segment operating income for the three months ended
     March 31, 1998 and 1997 was $170 million and $194 million, respectively. Similarly, business segment operating income of the Entertainment Group for the three months ended March
     31, 1998 and 1997 was $369 million and $328 million, respectively.


                                                            Three Months
                                                           Ended March 31,
                                                          1998         1997
                                                              (millions)
Depreciation of Property, Plant and Equipment
Time Warner:
Publishing                                                $ 19          $ 16
Music                                                       19            22
Cable Networks-TBS                                          22            21
Filmed Entertainment-TBS                                     2             1
Cable                                                       33            31

Total                                                     $ 95          $ 91

Entertainment Group:
Filmed Entertainment-Warner Bros.                         $ 40          $ 45
Broadcasting-The WB Network                                  -             -
Cable Networks-HBO                                           5             5
Cable                                                      198           172

Total                                                     $243          $222


                                                            Three Months
                                                           Ended March 31,
                                                         1998          1997
                                                            (millions)
Amortization of Intangible Assets(1)
Time Warner:
Publishing                                                $  9          $  9
Music                                                       68            68
Cable Networks-TBS                                          50            45
Filmed Entertainment-TBS                                    20            22
Cable                                                       54            70

Total                                                     $201          $214

Entertainment Group:
Filmed Entertainment-Warner Bros.                         $ 33           $31
Broadcasting-The WB Network                                  1             -
Cable Networks-HBO                                           -             -
Cable                                                       94            76

Total                                                     $128          $107

(1) Amortization includes amortization relating to all business combinations accounted for by the purchase method, including the $14 billion acquisition of Warner
     Communications Inc. in 1989, the $6.2 billion acquisition of Turner Broadcasting System, Inc. in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995.

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

11.  ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash
flows is as follows:
                                                            Three Months
                                                           Ended March 31,
                                                          1998         1997
                                                              (millions)

Interest expense                                          $233          $278
Cash payments made for interest                            316           362
Cash payments made for income taxes                         60            89
Tax-related distributions received from TWE                 52            50
Income tax refunds received                                 42            23

     Noncash investing activities in the first three months of 1998 included the TWE-A/N Transfers (Note 2). Noncash financing activities in the first three months of 1997 included noncash dividends of $45 million.

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

TW Companies
                                                            Three Months
                                                           Ended March 31,
                                                         1998           1997
                                                              (millions)
Operating Statement Information
Revenues                                                $2,078        $2,086
Depreciation and amortization                             (202)         (216)
Business segment operating income                          115           152
Equity in pretax income of Entertainment Group (a)         123           330
Interest and other, net                                   (207)         (240)
Income before extraordinary item                             1            91
Net income (b)                                               1            78
__________________
(a) Includes a pretax gain of approximately $250 million recognized in the first three months of 1997 related to the sale of an interest in E! Entertainment Television, Inc.
(b) The net income for the three months ended March 31, 1997 includes an extraordinary loss on the retirement of debt of $13 million.


                                                     March 31,   December 31,
                                                       1998           1997
Balance Sheet Information
                                                            (millions)
Total current assets                                   $ 3,525       $ 3,823
Investments in and amounts due to and from
  Entertainment Group                                    6,114         5,590
Total assets                                            23,796        25,625
Total current liabilities                                2,424         2,911
Long-term debt                                           9,893        11,085
Total liabilities                                       17,054        18,860
TW Companies-obligated mandatorily redeemable
  preferred securities of a subsidiary holding
  solely subordinated debentures of TW Companies           575           575
Shareholders' equity                                     6,167         6,190


TBS
                                                            Three Months
                                                           Ended March 31,
                                                          1998         1997
                                                             (millions)
Operating Statement Information
Revenues                                                $1,067        $  954
Depreciation and amortization                              (94)          (89)
Business segment operating income                           55            42
Interest and other, net                                    (63)          (62)
Loss before extraordinary item                             (25)          (36)
Net loss (a)                                               (25)          (40)


                                                      March 31,   December 31,
                                                        1998           1997
                                                           (millions)
Balance Sheet Information
Total current assets                                   $ 1,236       $ 1,183
Total assets                                            11,394        11,319
Total current liabilities                                1,090           954
Long-term debt                                             747           748
Debt due to Time Warner                                  1,647         1,722
Total liabilities                                        4,078         3,978
Shareholders' equity                                     7,316         7,341
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

Use of EBITA

    TWE evaluates operating performance based on several factors, of which the primary financial measure is operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method, including Time
Warner's $14 billion acquisition of Warner Communications
Inc. in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications
Corporation in 1992. The exclusion of noncash amortization charges is also consistent with management's belief that TWE's intangible assets, such as cable television franchises, film and television libraries and the goodwill associated with its brands, are generally increasing in value and importance to TWE's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

    As more fully described herein, TWE's 1998 operating results have been affected by the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). For a more comprehensive description of the TWE-A/N Transfers, see Note 2 to the accompanying consolidated financial statements.

    EBITA and operating income for TWE for the three months ended March 31, 1998 and 1997 are as follows:

                                             Three Months Ended March 31,
                                                               Operating
                                               EBITA            Income
                                            1998    1997      1998     1997
                                                      (millions)
Filmed Entertainment-Warner Bros.           $119    $106     $ 86      $ 75
Broadcasting-The WB Network                  (38)    (20)     (39)      (20)
Cable Networks-HBO                           109      91      109        91
Cable                                        307     259      213       183

Total                                       $497    $436     $369      $329

     TWE had revenues of $2.910 billion and net income of $108 million for the three months ended March 31, 1998, compared to revenues of $2.6 billion and net income of $320 million for the three months ended March 31, 1997. As discussed more fully below, TWE's net income decreased in 1998 as compared to 1997 principally due to the absence of the E! Entertainment gain recognized in 1997, offset in part by an overall increase in operating income generated by its business segments and a decrease in minority interest expense related to TWE-A/N.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $15 million and $12 million for the three months ended March 31, 1998 and 1997, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues increased to $1.310 billion, compared to $1.172 billion in the first three months of 1997. EBITA increased to $119 million from $106 million. Operating income increased to $86 million from $75 million. Revenues benefited from increases in worldwide television production and distribution operations, offset in part by lower worldwide theatrical and home video revenues. EBITA and operating income benefited principally from the revenue gains and increased income from licensing operations, offset in part by the absence of a gain on the sale of an investment recognized in 1997.

     Broadcasting - The WB Network.  Revenues increased to
$45 million, compared to $24 million in the first three months of 1997. EBITA decreased to a loss of $38 million from a loss of $20 million. Operating losses increased to $39 million from $20 million. Revenues increased as a result of improved television ratings and the addition of a fourth night of primetime programming in January 1998, but were offset by higher programming costs associated with the expanded programming schedule. Operating losses increased principally as a result of a lower allocation of losses to a limited partner in the network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

     Cable Networks-HBO. Revenues increased to $512 million, compared to $483 million in the first three months of 1997. EBITA and operating income increased to $109 million from $91 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, and, to a lesser extent, cost savings.

      Cable. Revenues increased to $1.153 billion, compared to $1.020 billion in the first three months of 1997. EBITA increased to $307 million from $259 million. Operating income increased to $213 million from $183 million. The Cable division's 1998 operating results were positively affected by the TWE-A/N Transfers. Excluding the effect of the TWE-A/N Transfers, revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission ("FCC") and an increase in advertising and pay-per-view revenues. Similarly excluding the effect of the TWE-A/N Transfers, EBITA and operating income increased as a result of the revenue gains, offset in part by higher depreciation related to capital spending and lower gains relating to the sale or exchange of certain cable systems.

     Interest and Other, Net. Interest and other, net, was $164 million of expense in the first three months of 1998, compared to $129 million of income in the first three months of 1997. Interest expense increased to $141 million, compared to $115 million in the first three months of 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $23 million in the first three months of 1998, compared to other income, net, of $244 million in the first three months of 1997, principally due to the absence of an approximate $250 million pretax gain on the sale of an interest in E! Entertainment recognized in 1997.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1998

Financial Condition

      TWE had $7.1 billion of debt, $107 million of cash and equivalents (net debt of $7.0 billion), $229 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.1 billion of partners' capital at March 31, 1998, compared to $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.3 billion of partners' capital at December 31, 1997. Net debt increased principally as a result of the TWE-A/N Transfers.

Debt Transactions

     In April 1998, TWE consummated two previously announced transactions, consisting of the sale of TWE's 49% interest in Six Flags Entertainment Corporation and the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to Primestar, Inc., a separate holding company that is ultimately expected to be the publicly traded parent of TCI Satellite Entertainment, Inc. As a result of these transactions, TWE reduced debt by approximately $540 million.

     In early 1998, TWE-A/N assumed approximately $1 billion of debt from TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner, in connection with the TWE-A/N Transfers. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries.

Cash Flows

     During the first three months of 1998, TWE's cash provided by operations amounted to $441 million and reflected $497 million of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $243 million of noncash depreciation expense and $148 million from the securitization of film and television backlog, less $156 million of interest payments, $20 million of income taxes, $18 million of corporate expenses and $253 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash used by operations of $48 million in the first three months of 1997 reflected $436 million of business segment EBITA and $217 million of noncash depreciation expense, less $146 million of interest payments, $12 million of income taxes, $18 million of corporate expenses and $525 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

     Cash used by investing activities was $559 million in the first three months of 1998, compared to cash provided by investing activities of $5 million in the first three months of 1997, principally as a result of the effect of deconsolidating approximately $200 million of cash of Paragon Communications in connection with the TWE-A/N Transfers that has been included in cash flows from investments and acquisitions, and a $344 million decrease in proceeds from the sale of investments. Capital expenditures increased to $352 million in the first three months of 1998, compared to $331 million in the first three months of 1997.

     Cash used by financing activities was $97 million in the first three months of 1998, compared to cash provided by financing activities of $139 million in the first three months of 1997, principally as a result of the absence of $243 million of aggregate net proceeds from the issuance of preferred stock of a subsidiary in the first three months of 1997 and a $118 million increase in distributions paid to Time Warner, offset in part by an increase in debt used to fund cash distributions to Time Warner.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

     Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $326 million in the three months ended March 31, 1998, compared to $292 million the three months ended March 31, 1997. For the full year of 1998, cable capital spending is expected to be comparable to 1997 levels, with approximately $1.1 billion budgeted for the remainder of 1998. Capital spending by TWE's Cable division is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time
Warner Cable, including the owned or managed cable television systems of TWE, TWE-A/N and Time Warner. Management expects to continue to finance such level of investment through cable operating cash flow and the development of new revenue streams from expanded programming options, high-speed Internet access, telephony and other services.

Warner Bros. Backlog

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $2.152 billion at March 31, 1998, compared to $2.126 billion at December 31, 1997 (including amounts relating to TWE's cable television networks of $238 million, in both periods, and to Time Warner's cable television networks of $515 million and $481 million, respectively).

     Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or on an accelerated basis using a $600 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         CONSOLIDATED BALANCE SHEET
                                (Unaudited)

                                                     March 31,   December 31,
                                                       1998         1997
                                                           (millions)
ASSETS
Current assets
Cash and equivalents                                    $  107       $   322
Receivables, including $465 and $385 million
   due from Time Warner, less allowances of
   $410 and $424 million                                 1,840         1,914
Inventories                                              1,201         1,204
Prepaid expenses                                           190           182

Total current assets                                     3,338         3,622

Noncurrent inventories                                   2,310         2,254
Loan receivable from Time Warner                           400           400
Investments                                                308           315
Property, plant and equipment                            6,713         6,557
Cable television franchises                              4,041         3,063
Goodwill                                                 4,168         3,859
Other assets                                               734           661

Total assets                                           $22,012       $20,731

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable                                       $   834       $ 1,123
Participations and programming costs payable             1,365         1,176
Debt due within one year                                     7             8
Other current liabilities, including $216 and $184
  million due to Time Warner                             1,555         1,667

Total current liabilities                                3,761         3,974

Long-term debt                                           7,108         5,990
Other long-term liabilities, including $586
  and $477 million due to Time Warner                    2,181         1,873
Minority interests                                       1,465         1,210
Preferred stock of subsidiary holding solely a
   mortgage note of its parent                             229           233
Time Warner General Partners' Senior Capital             1,140         1,118

Partners' capital
Contributed capital                                      7,537         7,537
Undistributed partnership earnings (deficit)            (1,409)       (1,204)

Total partners' capital                                  6,128         6,333

Total liabilities and partners' capital                $22,012       $20,731

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                                            Three Months
                                                           Ended March 31,
                                                          1998         1997
                                                              (millions)

Revenues (a)                                            $2,910        $2,600

Cost of revenues (a)(b)                                  1,946         1,665
Selling, general and administrative (a)(b)                 595           606

Operating expenses                                       2,541         2,271

Business segment operating income                          369           329
Interest and other, net (a)                               (164)          129
Minority interest                                          (64)         (108)
Corporate services (a)                                     (18)          (18)

Income before income taxes                                 123           332
Income taxes                                               (15)          (12)

Net income                                              $  108        $  320

_______________
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three months ended March 31, 1998 and 1997, respectively: revenues-$129 million and $66 million; cost of revenues-$(38) million and $(10) million; selling, general and administrative-$1 million and $19 million; interest and other, net-$2 million and $12 million; and corporate services-$(18) million in both periods.

(b) Includes depreciation and amortization expense of:    $371          $324


See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                          1998         1997
                                                              (millions)
OPERATIONS
Net income                                                $108          $320
Adjustments for noncash and nonoperating items:
Depreciation and amortization                              371           324
Changes in operating assets and liabilities                (38)         (692)

Cash provided (used) by operations                         441           (48)

INVESTING ACTIVITIES
Investments and acquisitions                              (230)          (31)
Capital expenditures                                      (352)         (331)
Investment proceeds                                         23           367

Cash provided (used) by investing activities              (559)            5

FINANCING ACTIVITIES
Borrowings                                                 489           282
Debt repayments                                           (376)         (318)
Issuance of preferred stock of subsidiary                    -           243
Capital distributions                                     (172)          (54)
Other                                                      (38)          (14)

Cash provided (used) by financing activities               (97)          139

INCREASE (DECREASE) IN CASH AND EQUIVALENTS               (215)           96

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                322           216

CASH AND EQUIVALENTS AT END OF PERIOD                     $107          $312


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                    (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                         1998         1997
                                                             (millions)

BALANCE AT BEGINNING OF YEAR                            $6,333        $6,574

Net income                                                 108           320
Other comprehensive income (loss)                          (14)          (13)
Comprehensive income                                        94           307

Distributions                                             (277)         (139)
Allocation of income to Time Warner General
  Partners' Senior Capital                                 (22)          (31)


BALANCE AT MARCH 31,                                    $6,128        $6,711



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

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 6). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $128 million and $107 million in the three months ended March 31, 1998 and 1997, respectively.

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

Basis of Presentation

     The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of TWE for the year ended December 31, 1997. Certain reclassifications have been made to the prior year's financial statements to conform to the 1998 presentation.

2.   ACQUISITIONS AND DISPOSITIONS

TWE-A/N Transfers

     In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, and completed certain related transactions (collectively, the "TWE-A/N Transfers"). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner, and Paragon Communications ("Paragon"), a partnership formerly owning cable television systems serving approximately 1 million subscribers that was previously wholly owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon.

     As part of the TWE-A/N Transfers, TWE exchanged substantially all of its beneficial interest in Paragon for an equivalent share of Paragon's cable television systems
(or interests therein) serving approximately 500,000 subscribers. TWE, in turn, transferred such systems and certain related assets to TWE-A/N in exchange for TWE-A/N's beneficial interest in Paragon and in satisfaction of certain pre-existing obligations to TWE-A/N. This resulted in wholly owned subsidiaries of Time Warner owning 100% of the restructured Paragon entity, with less than 1% beneficially held for TWE. Accordingly, effective as of January 1, 1998, TWE has deconsolidated Paragon. Because this transaction represented an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it did not have a significant economic impact on Time Warner, TWE or TWE-A/N.

     In connection with the TWE-A/N Transfers, the Advance/Newhouse Partnership ("Advance/Newhouse"), a limited partner in TWE-A/N, made a capital contribution to TWE-A/N in order to maintain its 33.3% common partnership interest therein. Accordingly, TWE-A/N is now owned 65.3% by TWE, 33.3% by Advance/Newhouse and 1.4% indirectly by Time Warner. The TWE-A/N Transfers were accounted for effective as of January 1, 1998.

     On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, TWE would have reported for the three months ended March 31, 1997, revenues of $2.616 billion, depreciation expense of $218 million, operating income before noncash amortization of intangible assets of $465 million, operating income of $342 million and net income of $318 million.

Primestar

     In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a new holding company that is ultimately expected to be the publicly traded parent of TCI Satellite Entertainment, Inc. ("TSAT"). New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TSAT and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received an approximate 24% equity interest in New Primestar and realized approximately $240 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse received an approximate 6% equity interest in New Primestar.

     In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited, MCI Telecommunications Corporation and American Sky Broadcasting LLC ("ASkyB"), pursuant to which New Primestar would acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the "Primestar ASkyB Transaction"). In exchange for such assets, ASkyB would receive non-voting securities of New Primestar that would be convertible into non-voting common stock of New Primestar and, accordingly, would reduce TWE's equity interest in New Primestar to approximately 16% on a fully diluted basis. The Primestar ASkyB Transaction is expected to close in 1998, subject to customary closing conditions, including all necessary governmental and regulatory approvals, including the approval of the FCC which is currently conducting an extensive review of the transaction. There can be no assurance that such approvals will be obtained.

Six Flags

     In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc. ("Premier"), a regional theme park operator, for approximately $475 million of cash. TWE used the net, after-tax proceeds from this transaction to reduce debt by approximately $300 million. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. A substantial portion of the gain on this transaction has been deferred principally as a result of TWE's continuing guarantees of certain significant long-term obligations of Six Flags relating to the Six Flags Over Texas and Six Flags Over Georgia theme parks.

3.   INVENTORIES

     TWE's inventories consist of:
                                     March 31, 1998        December 31, 1997
                                  Current   Noncurrent    Current   Noncurrent
                                                    (millions)
Film costs:
      Released, less amortization     $  498   $  683    $  545    $  658
      Completed and not released         185       48       170        50
      In process and other                43      644        27       595
      Library, less amortization           -      599         -       612
Programming costs, less amortization     393      336       382       339
Merchandise                               82        -        80         -
Total                                 $1,201   $2,310    $1,204    $2,254

4.   INVESTMENTS

     In March 1997, TWE sold its 58% interest in E! Entertainment
Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in the accompanying 1997 consolidated statement of operations.

5.   PARTNERS' CAPITAL

     TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse Time Warner for stock options granted to employees of TWE based on the amount by which the market price of Time Warner Inc. common stock exceeds the option exercise price on the exercise date or, with respect to options granted prior to the TWE capitalization on September 30, 1992, the greater of the exercise price and the $27.75 market price of Time Warner Inc. common stock at the time of the TWE capitalization. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of Time Warner Inc. common stock increases during the accounting period, and reverses previously accrued stock option distributions and the corresponding liability when the market price of Time Warner Inc. common stock declines.

     During the three months ended March 31, 1998, TWE accrued $52 million of tax-related distributions and $225 million of stock option distributions, based on closing prices of Time Warner Inc. common stock of $72.00 at March 31, 1998 and $62.00 at December 31, 1997. During the three months ended March 31, 1997, TWE accrued $50 million of tax-related distributions and $89 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. During the three months ended March 31, 1998, TWE paid distributions to the Time Warner General Partners in the amount of $172 million, consisting of $52 million of tax-related distributions and $120 million of stock option related distributions. During the three months ended March 31, 1997, TWE paid the Time Warner General Partners distributions in the amount of $54 million, consisting of $50 million of tax-related distributions and $4 million of stock option related distributions.

6.   SEGMENT INFORMATION

     TWE classifies its businesses into three fundamental areas: Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

     Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The operating results of TWE's cable segment reflects the TWE-A/N Transfers effective as of January 1, 1998.

     Information as to the operations of TWE in different business segments is set forth below.

                                                            Three Months
                                                           Ended March 31,
                                                          1998         1997
                                                              (millions)
Revenues
Filmed Entertainment-Warner Bros.                     $1,310         $1,172
Broadcasting-The WB Network                               45             24
Cable Networks-HBO                                       512            483
Cable                                                  1,153          1,020
Intersegment elimination                                (110)           (99)

Total                                                 $2,910         $2,600


                                                            Three Months
                                                           Ended March 31,
                                                          1998         1997
                                                              (millions)
EBITA(1)
Filmed Entertainment-Warner Bros.                     $  119         $  106
Broadcasting-The WB Network                              (38)           (20)
Cable Networks-HBO                                       109             91
Cable                                                    307            259

Total                                                 $  497         $  436
_______________
(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income for the three months ended March
     31, 1998 and 1997 was $369 million and $329 million, respectively.


                                                            Three Months
                                                           Ended March 31,
                                                          1998         1997
                                                              (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros.                     $   40         $   40
Broadcasting-The WB Network                                -              -
Cable Networks-HBO                                         5              5
Cable                                                    198            172

Total                                                 $  243         $  217


                                                            Three Months
                                                           Ended March 31,
                                                         1998          1997
                                                             (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment-Warner Bros.                      $  33          $  31
Broadcasting-The WB Network                                1              -
Cable Networks-HBO                                         -              -
Cable                                                     94             76

Total                                                  $ 128          $ 107

(1) Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

7.   COMMITMENTS AND CONTINGENCIES

     Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of TWE.


8.   ADDITIONAL FINANCIAL INFORMATION

     Additional financial information with respect to cash
flows is as follows:
                                                            Three Months
                                                           Ended March 31,
                                                          1998         1997
                                                              (millions)
Interest expense                                        $141           $115
Cash payments made for interest                          156            146
Cash payments made for income taxes, net                  20             12
Noncash capital distributions                            225             89

     Noncash investing activities in the first quarter of 1998 included the TWE-A/N Transfers (Note 2). During the three months ended
March 31, 1998, TWE received $148 million of proceeds under its film and television backlog securitization program.

                     Part II.  Other Information


Item 1.   Legal Proceedings.

     Reference is made to the three stockholder actions filed in Delaware challenging the TBS Transaction described on page I-37 of Time Warner's Annual Report on Form 10-K for the year ended
December 31, 1997 (the "1997 Form 10-K"). On March 30, 1998,
the Delaware Chancery Court approved a voluntary stipulation and order of dismissal of all three actions pursuant to which the actions were dismissed without prejudice and without compensation in any form passing directly or indirectly from any of the defendants to plaintiffs or their attorneys.

     On April 22, 1998, the purported class actions entitled
(i) Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music and Video Distribution, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. 97-7226, (ii) Third Street Jazz and Rock Holding Corporation
v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music and
Video Distribution, Bertelsmann Music Group, Inc. and
PolyGram Group Distribution, Inc., No. 97-8864, and (iii) Nathan Muchnick, Inc. v. Sony Music Entertainment, Inc., PolyGram Group Distribution, Inc., Bertelsmann Music Group, Inc., Universal Music and Video Distribution, Warner Elektra Atlantic Corporation and EMI Music Distribution, No. 98 Civ. 0612, as described on page I-39 of the 1997 Form 10-K, were consolidated by the Judicial Panel on Multidistrict Litigation for coordinated and consolidated pretrial proceedings.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.


     (b)  Reports on Form 8-K.

          No Current Report on Form 8-K was filed by Time
Warner during the quarter ended March 31, 1998.

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


Dated:    May 8, 1998

                           EXHIBIT INDEX
              Pursuant to Item 601 of Regulations S-K


Exhibit No.         Description of Exhibit

27                  Financial Data Schedule.