Form 10-Q
period 1998-06-30
TIME WARNER INC/
filed 1998-08-11
CIK 1021387

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1998, or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 for the transition period from ________  to __________.


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
                                 (212) 484-8000

          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Common Stock - $.01 par value             542,242,060
   Series LMCN-V Common Stock - $.01 par value         57,061,942
   -------------------------------------------       ---------------
           Description of Class                     Shares Outstanding
                                                      as of July 31, 1998

                              TIME WARNER INC. AND
                     TIME WARNER ENTERTAINMENT COMPANY, L.P.

                               INDEX TO FORM 10-Q




                                                                                                        PAGE
                                                                                                 ------------------
                                                                                                  TIME
                                                                                                 WARNER        TWE
                                                                                                 ------        ---
PART I.  FINANCIAL INFORMATION
     Management's discussion and analysis of results of operations and financial condition.....     1          41
     Consolidated balance sheets at June 30, 1998 and December 31, 1997........................    18          51
     Consolidated statements of operations for the three and six months ended
          June 30, 1998 and 1997...............................................................    19          52
     Consolidated statements of cash flows for the six months ended June 30, 1998
          and 1997.............................................................................    20          53
     Consolidated statement of shareholders' equity and partnership capital....................    21          54
     Notes to consolidated financial statements................................................    22          55
     Supplementary information.................................................................    33


PART II.  OTHER INFORMATION....................................................................    62

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Time Warner Inc. ("Time Warner" or the "Company") classifies its business interests into four fundamental areas: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming, are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"), formerly U S WEST, Inc. Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership rights related to TWE's interest in certain cable television systems. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

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

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)



RESULTS OF OPERATIONS

         As more fully described herein, Time Warner's and the Entertainment Group's 1998 operating results have been affected by certain cable-related transactions, including (i) the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to Primestar, Inc., a separate holding company (the "Primestar Roll-up Transaction") and (iii) the sale or exchange of certain cable television systems. The effects of these transactions are described elsewhere herein.

         EBITA and operating income for Time Warner and the Entertainment Group for the three and six months ended June 30, 1998 and 1997 are as follows:



                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                            ----------------------------------  --------------------------------
                                                 EBITA        OPERATING INCOME       EBITA       OPERATING INCOME
                                            ---------------   ----------------  -------------   ----------------
                                            1998      1997    1998     1997     1998     1997     1998     1997
                                            ----      -----   -----    ------   ----     ----   -------    -----
                                                                        (MILLIONS)
TIME WARNER:
Publishing...............................   $176      $157     $168     $149     $261      $233     $244     $216
Music....................................     96       106       25       32      189       224       50       82
Cable Networks-TBS.......................    198       165      148      115      351       279      251      184
Filmed Entertainment-TBS.................     38        29       18       10       23        35      (17)      (6)
Cable....................................     74       104       26       35      148       209       46       70
Intersegment elimination.................     (1)        4       (1)       4      (20)       (7)     (20)      (7)
                                            ----      ----     ----     ----     ----      ----     ----     ----

Total....................................   $581      $565     $384     $345     $952      $973     $554     $539
                                            ====      ====     ====     ====     ====      ====     ====     ====

ENTERTAINMENT GROUP:
Filmed Entertainment-Warner Bros.........   $122      $110     $ 89     $ 80     $241      $215     $175     $154
Broadcasting-The WB Network..............    (23)      (19)     (24)     (19)     (61)      (39)     (63)     (39)
Cable Networks-HBO.......................    113        98      113       98      222       189      222      189
Cable (a)................................    374       243      278      168      681       502      491      351
                                            ----      ----     ----     ----     ----      ----     ----     ----

Total....................................   $586      $432     $456     $327   $1,083      $867     $825     $655
                                            ====      ====     ====     ====     ====      ====     ====     ====

---------------
(a) Includes net pretax gains relating to the sale or exchange of certain cable television systems of approximately $70 million in the second quarter of 1998, and approximately $84 million and $24 million in the six months ended June 30, 1998 and 1997, respectively.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Time Warner had revenues of $3.672 billion and net income of $101 million ($.04 income per common share after preferred dividend requirements) for the three months ended June 30, 1998, compared to revenues of $3.193 billion and net income of $30 million ($.09 loss per common share after preferred dividend requirements) for the three months ended June 30, 1997. Time Warner's equity in the pretax income of the Entertainment Group was $166 million for the three months ended June 30, 1998, compared to $108 million for the three months ended June 30, 1997.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


         Time Warner's net income increased to $101 million for the three months ended June 30, 1998, compared to $30 million for the three months ended June 30, 1997. As discussed more fully below, this increase principally resulted from an overall increase in business segment operating income, higher income from Time Warner's equity in the pretax income of the Entertainment Group and lower interest expense associated with Time Warner's debt reduction efforts and the TWE-A/N Transfers. Time Warner's equity in the pretax income of the Entertainment Group includes $70 million ($.05 per common share) of net pretax gains recognized by TWE in 1998 relating to the sale or exchange of certain cable television systems.

         The Entertainment Group had revenues of $2.853 billion and net income of $156 million for the three months ended June 30, 1998, compared to revenues of $2.731 billion and net income of $89 million for the three months ended June 30, 1997. As discussed more fully below, the Entertainment Group's net income increased in 1998 as compared to 1997 principally due to an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers and the $70 million of net gains noted above), offset in part by an increase in interest expense and minority interest expense related to the TWE-A/N Transfers.

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

TIME WARNER

         Publishing. Revenues increased to $1.136 billion, compared to $1.053 billion in the second quarter of 1997. EBITA increased to $176 million from $157 million. Operating income increased to $168 million from $149 million. Revenues benefited from increases in magazine advertising and circulation revenues, offset in part by a decrease in direct marketing revenues. Contributing to the revenue gains were increases achieved by People, Time, Fortune and In Style. EBITA and operating income increased principally as a result of the revenue gains and, to a lesser extent, cost savings.

         Music. Revenues increased to $905 million, compared to $822 million in the second quarter of 1997. EBITA decreased to $96 million from $106 million. Operating income decreased to $25 million from $32 million. Revenues benefited from an increase in domestic and international recorded music sales principally relating to higher compact disc sales of new releases from popular established artists and movie soundtracks. At the end of June 1998, the Music division had a leading domestic market share of 20%, as measured by SoundScan. Despite the revenue increase, EBITA and operating income declined principally as a result of lower results from direct marketing activities.

         Cable Networks-TBS. Revenues increased to $906 million, compared to $750 million in the second quarter of 1997. EBITA increased to $198 million from $165 million. Operating income increased to $148 million from $115 million. Revenues benefited from a significant increase in subscription revenues, as well as an increase in advertising revenues. The increase in subscription revenues principally related to the conversion of TBS Superstation from an advertiser-supported broadcast superstation to a copyright-paid, cable television service, which allows TBS Superstation to charge cable operators for the right to carry its cable television programming. Subscription revenues also increased as a result of an increase in subscriptions, primarily at TNT, CNN, Cartoon Network and Turner

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


Classic Movies, and higher rates. The increase in advertising revenues was due to a strong overall advertising market for most of the division's major branded networks, including TNT, Cartoon Network and CNN Headline News. EBITA and operating income increased principally as a result of the revenue gains and cost savings.

         Filmed Entertainment-TBS. Revenues increased to $504 million, compared to $337 million in the second quarter of 1997. EBITA increased to $38 million from $29 million. Operating income increased to $18 million from $10 million. Revenues benefited from an increase in worldwide theatrical revenues and a significant increase in syndication sales resulting from the renewal by existing television station customers of second-cycle broadcasting rights for Seinfeld, offset in part by lower worldwide home video revenues. EBITA and operating income increased principally as a result of the revenue gains, offset in part by film write-offs relating to disappointing results for theatrical releases of Castle Rock Entertainment.

         Cable. Revenues decreased to $242 million, compared to $250 million in the second quarter of 1997. EBITA decreased to $74 million from $104 million. Operating income decreased to $26 million from $35 million. The Cable division's 1998 operating results were negatively affected by the TWE-A/N Transfers. Excluding the effect of the TWE-A/N Transfers, revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission ("FCC") and an increase in advertising revenues. Similarly excluding the effect of the TWE-A/N Transfers, EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher depreciation related to capital spending.

         Interest and Other, Net. Interest and other, net, decreased to $283 million in the second quarter of 1998, compared to $303 million in the second quarter of 1997. Interest expense decreased to $222 million, compared to $256 million in the second quarter of 1997, principally due to lower average debt levels associated with the Company's debt reduction efforts and the TWE-A/N Transfers. Other expense, net, increased to $61 million in the second quarter of 1998 from $47 million in the second quarter of 1997, principally because of lower investment-related income relating to the absence of a gain on the sale of an investment recognized in 1997.

ENTERTAINMENT GROUP

         Filmed Entertainment-Warner Bros. Revenues increased to $1.330 billion, compared to $1.257 billion in the second quarter of 1997. EBITA increased to $122 million from $110 million. Operating income increased to $89 million from $80 million. Revenues benefited from increases in worldwide television production and distribution, home video and consumer products licensing operations, offset in part by lower worldwide theatrical revenues. EBITA and operating income benefited principally from the revenue gains, as well as a gain on the sale of certain assets.

         Broadcasting - The WB Network. Revenues increased to $61 million, compared to $29 million in the second quarter of 1997. EBITA decreased to a loss of $23 million from a loss of $19 million. Operating losses increased to $24 million from $19 million. Revenues increased as a result of improved television ratings and the addition of a fourth night of prime-time programming in January 1998, but were offset by higher programming costs associated with the expanded programming schedule. Operating losses increased primarily as a result of a lower allocation of losses to a limited partner in the network. In October 1998, The WB Network plans to expand its prime-time

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


programming schedule to five nights a week. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

         Cable Networks-HBO. Revenues increased to $509 million, compared to $487 million in the second quarter of 1997. EBITA and operating income increased to $113 million from $98 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains and, to a lesser extent, cost savings.

         Cable. Revenues increased to $1.084 billion, compared to $1.066 billion in the second quarter of 1997. EBITA increased to $374 million from $243 million. Operating income increased to $278 million from $168 million. The Cable division's 1998 operating results were affected by the TWE-A/N Transfers and the deconsolidation of its direct broadcast satellite operations in connection with the Primestar Roll-up Transaction. Excluding the effect of the TWE-A/N Transfers and the Primestar Roll-up Transaction, revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising revenues. Similarly excluding the effect of the TWE-A/N Transfers and Primestar Roll-up Transaction, EBITA and operating income increased principally as a result of the revenue gains and higher net gains relating to the sale or exchange of certain cable television systems, offset in part by higher depreciation related to capital spending.

         Interest and Other, Net. Interest and other, net, was $183 million in the second quarter of 1998, compared to $139 million in the second quarter of 1997. Interest expense increased to $132 million, compared to $120 million in the second quarter of 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $51 million in the second quarter of 1998, compared to $19 million in the second quarter of 1997, principally due to higher losses from certain investments accounted for under the equity method of accounting.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Time Warner had revenues of $6.809 billion and net income of $39 million ($.21 loss per common share after preferred dividend requirements) for the six months ended June 30, 1998, compared to revenues of $6.227 billion, income of $82 million before an extraordinary loss on the retirement of debt ($.13 loss per common share) and net income of $65 million ($.16 loss per common share) for the six months ended June 30, 1997. Time Warner's equity in the pretax income of the Entertainment Group was $273 million for the six months ended June 30, 1998, compared to $426 million for the six months ended June 30, 1997.

         Time Warner's net income decreased to $39 million for the six months ended June 30, 1998 compared to $65 million for the six months ended June 30, 1997. As discussed more fully below, this decrease principally resulted from lower, net pretax gains recognized by TWE in connection with the sale or exchange of certain cable television systems in each year and the 1997 sale of TWE's interest in E! Entertainment Television, Inc. ("E! Entertainment"). These pretax gains amounted to approximately $84 million in 1998 ($.06 per common share) and $274 million ($.29 per common share) in 1997. Excluding the effect of these transactions, net income increased in 1998 principally as a result of an overall increase in business segment operating income, higher income from Time Warner's equity in the pretax income of the Entertainment Group, lower interest expense associated with Time Warner's debt reduction

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


efforts and the TWE-A/N Transfers, and the absence of a $17 million extraordinary loss on the retirement of debt recognized in 1997.

         The Entertainment Group had revenues of $5.765 billion and net income of $264 million for the six months ended June 30, 1998, compared to revenues of $5.333 billion and net income of $407 million for the six months ended June 30, 1997. As discussed more fully below and as previously described above, the Entertainment Group's net income decreased in 1998 as compared to 1997 principally due to lower, net pretax gains recognized in connection with the sale or exchange of certain cable television systems in each year and the 1997 sale of TWE's interest in E! Entertainment. Excluding the effect of these transactions, the Entertainment Group's net income increased in 1998 principally as a result of an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense and minority interest expense related to the TWE-A/N Transfers.

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

TIME WARNER

         Publishing. Revenues increased to $2.084 billion, compared to $1.977 billion in the first six months of 1997. EBITA increased to $261 million from $233 million. Operating income increased to $244 million from $216 million. Revenues benefited from increases in magazine advertising and circulation revenues, offset in part by a decrease in direct marketing revenues. Contributing to the revenue gains were increases achieved by People, Time, Fortune and In Style. EBITA and operating income increased principally as a result of the revenue gains and, to a lesser extent, cost savings.

         Music. Revenues increased to $1.793 billion, compared to $1.755 billion in the first six months of 1997. EBITA decreased to $189 million from $224 million. Operating income decreased to $50 million from $82 million. Revenues benefited from an increase in domestic recorded music sales, which more than offset a marginal decrease in international recorded music sales. The increase in domestic recorded music revenues principally related to higher compact disc sales of new releases from popular established artists and movie soundtracks. At the end of June 1998, the Music division had a leading domestic market share of 20%, as measured by SoundScan. Despite the revenue increase, EBITA and operating income declined principally as a result of lower results from direct marketing activities and the absence of certain one-time gains recognized in 1997.

         Cable Networks-TBS. Revenues increased to $1.634 billion, compared to $1.344 billion in the first six months of 1997. EBITA increased to $351 million from $279 million. Operating income increased to $251 million from $184 million. Revenues benefited from a significant increase in subscription revenues, as well as an increase in advertising revenues. The increase in subscription revenues principally related to the conversion of TBS Superstation from an advertiser-supported broadcast superstation to a copyright-paid, cable television service, which allows TBS Superstation to charge cable operators for the right to carry its cable television programming. Subscription revenues also increased as a result of an increase in subscriptions, primarily at TNT, CNN, Cartoon

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


Network and Turner Classic Movies, and higher rates. The increase in advertising revenues was due to a strong overall advertising market for most of the division's major branded networks, including TNT, Cartoon Network, CNN and CNN Headline News. EBITA and operating income increased principally as a result of the revenue gains and cost savings.

         Filmed Entertainment-TBS. Revenues increased to $876 million, compared to $734 million in the first six months of 1997. EBITA decreased to $23 million from $35 million. Operating losses increased to $17 million from $6 million. Revenues benefited from a significant increase in syndication sales resulting from the renewal by existing television station customers of second-cycle broadcasting rights for Seinfeld, offset in part by lower worldwide theatrical and home video revenues. Despite the revenue increase, EBITA and operating income decreased principally as a result of film write-offs relating to disappointing results for theatrical releases of Castle Rock Entertainment.

         Cable. Revenues decreased to $490 million, compared to $492 million in the first six months of 1997. EBITA decreased to $148 million from $209 million. Operating income decreased to $46 million from $70 million. The Cable division's 1998 operating results were negatively affected by the TWE-A/N Transfers. Excluding the effect of the TWE-A/N Transfers, revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising revenues. Similarly excluding the effect of the TWE-A/N Transfers, EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher depreciation related to capital spending and the absence of a gain on the sale of an investment recognized in 1997.

         Interest and Other, Net. Interest and other, net, decreased to $566 million in the first six months of 1998, compared to $595 million in the first six months of 1997. Interest expense decreased to $455 million, compared to $534 million in the first six months of 1997, principally due to lower average debt levels associated with the Company's debt reduction efforts and the TWE-A/N Transfers. Other expense, net, increased to $111 million in the first six months of 1998 from $61 million in the first six months of 1997, principally because of lower gains on foreign exchange contracts, lower investment-related income relating to the absence of a gain on the sale of an investment recognized in 1997 and higher losses associated with the Company's asset securitization program.

ENTERTAINMENT GROUP

         Filmed Entertainment-Warner Bros. Revenues increased to $2.642 billion, compared to $2.431 billion in the first six months of 1997. EBITA increased to $241 million from $215 million. Operating income increased to $175 million from $154 million. Revenues benefited from increases in worldwide television production and distribution and consumer products licensing operations, offset in part by lower worldwide theatrical and home video revenues. EBITA and operating income benefited principally from the revenue gains.

         Broadcasting - The WB Network. Revenues increased to $106 million, compared to $53 million in the first six months of 1997. EBITA decreased to a loss of $61 million from a loss of $39 million. Operating losses increased to $63 million from $39 million. Revenues increased as a result of improved television ratings and the addition of a fourth night of prime-time programming in January 1998, but were offset by higher programming costs associated with the expanded programming schedule. Operating losses increased primarily as a result of a lower allocation of losses to a limited partner in the network. In October 1998, The WB Network plans to expand its prime-time

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


programming schedule to five nights a week. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

         Cable Networks-HBO. Revenues increased to $1.021 billion, compared to $970 million in the first six months of 1997. EBITA and operating income increased to $222 million from $189 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains and, to a lesser extent, cost savings.

         Cable. Revenues increased to $2.237 billion, compared to $2.086 billion in the first six months of 1997. EBITA increased to $681 million from $502 million. Operating income increased to $491 million from $351 million. The Cable division's 1998 operating results were affected by the TWE-A/N Transfers and the deconsolidation of its direct broadcast satellite operations in connection with the Primestar Roll-up Transaction. Excluding the effect of the TWE-A/N Transfers and Primestar Roll-up Transaction, revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising revenues. Similarly excluding the effect of the TWE-A/N Transfers and the Primestar Roll-up Transaction, EBITA and operating income increased principally as a result of the revenue gains and higher net gains relating to the sale or exchange of certain cable television systems, offset in part by higher depreciation related to capital spending.

         Interest and Other, Net. Interest and other, net, was $347 million in the first six months of 1998, compared to $11 million in the first six months of 1997. Interest expense increased to $273 million, compared to $236 million in the first six months of 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $74 million in the first six months of 1998, compared to other income, net, of $225 million in the first six months of 1997, principally due to the absence of an approximate $250 million pretax gain on the sale of an interest in E! Entertainment recognized in 1997 and higher losses from certain investments accounted for under the equity method of accounting.

FINANCIAL CONDITION AND LIQUIDITY
JUNE 30, 1998

TIME WARNER

FINANCIAL CONDITION

         At June 30, 1998, Time Warner had $9.9 billion of debt, $344 million of cash and equivalents (net debt of $9.6 billion), $525 million of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary, $1.9 billion of Series M exchangeable preferred stock (see "Planned Redemption of Series M Preferred Stock" hereinafter) and $9.3 billion of shareholders' equity, compared to $11.8 billion of debt, $645 million of cash and equivalents (net debt of $11.2 billion), $533 million of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary, $1.9 billion of Series M exchangeable preferred stock and $9.4 billion of shareholders' equity at December 31, 1997. Net debt decreased principally as a result of the TWE-A/N Transfers.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)



INVESTMENT IN TWE

         Time Warner's investment in TWE at June 30, 1998 consisted of interests in 74.49% of the Series A Capital and Residual Capital of TWE, and 100% of the Senior Capital and Series B Capital of TWE. Such priority capital interests provide Time Warner (and with respect to the Series A Capital only, MediaOne) with certain priority claims to the net partnership income of TWE and distributions of TWE partnership capital, including certain priority distributions of partnership capital in the event of liquidation or dissolution of TWE. Each level of priority capital interest provides for an annual rate of return equal to or exceeding 8%, including an above-market 13.25% annual rate of return (11.25% to the extent concurrently distributed) related to Time Warner's Series B Capital interest, which, when taken together with Time Warner's contributed capital, represented a cumulative priority Series B Capital interest of $6.4 billion at June 30, 1998.

         While the TWE partnership agreement contemplates the reinvestment of significant partnership cash flows in the form of capital expenditures and otherwise provides for certain other restrictions that are expected to limit cash distributions on partnership interests for the foreseeable future, TWE borrowed $579 million under its bank credit agreement in July 1998 and paid a distribution to Time Warner relating to its Senior Capital interest. Time Warner used the $579 million of proceeds to reduce bank debt. Time Warner's remaining $584 million Senior Capital interest and any future undistributed partnership income allocated thereto (based on an 8% annual rate of return) is required to be distributed to Time Warner on July 1, 1999.

DEBT TRANSACTIONS

         During the second quarter of 1998, Time Warner issued $600 million principal amount of 6.875% debentures due 2018 and borrowed $550 million under its bank credit agreement, which together offset the debt reduction associated with the conversion of all $1.15 billion accreted amount of zero-coupon convertible notes due 2013 (the "Zero-Coupon Convertible Notes") into 18.7 million shares of Time Warner common stock. The net proceeds therefrom have been used to repurchase comon stock, including the repurchase of 9.1 million shares of common stock in connection with the settlement of a forward purchase contract to acquire such shares (see "Common Stock Repurchase Program" hereinafter). These share repurchases partially offset the dilution resulting from the conversion of the Zero-Coupon Convertible Notes.


         In April 1998, Time Warner and TWE consummated three previously announced transactions, consisting of the sale of TWE's 49% interest in Six Flags Entertainment Corporation, the Primestar Roll-up Transaction and the sale of certain cable television systems. As a result of these transactions, Time Warner and TWE reduced debt by approximately $700 million in the aggregate, of which $160 million relates to Time Warner and $540 million relates to TWE.

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

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)





PLANNED REDEMPTION OF SERIES M PREFERRED STOCK

         In July 1998, Time Warner announced its intention to redeem its outstanding shares of 10 1/4% Series M exchangeable preferred stock ("Series M Preferred Stock") on December 30, 1998, at a price equal to 110% of its $1.9 billion liquidation preference plus accumulated and accrued and unpaid dividends, intending, based on current borrowing rates, to replace it with lower-cost bank or public debt (the "Series M Refinancing"). Based on an anticipated 300 to 400 basis point reduction in the interest rate of the debt to be issued in comparison to the dividend rate of the Series M Preferred Stock, and including a reduction in taxes associated with the tax-deductible nature of the interest payments on the debt, Time Warner expects to realize approximately $100 to $125 million of annual cash savings as a result of the Series M Refinancing. As required pursuant to the terms of the Series M Preferred Stock, Time Warner's principal credit rating agencies have confirmed that there will be no impact on Time Warner's current credit ratings or ratings outlook as a result of this refinancing. In connection with the Series M Refinancing, Time Warner expects to record an estimated one-time reduction in earnings per common share of approximately $.39 in the fourth quarter of 1998. This reduction will not have any impact on net income and primarily results from treating the redemption premium to be paid on the Series M Preferred Stock similarly to a preferred dividend.

COMMON STOCK REPURCHASE PROGRAM

         In March 1998, Toshiba Corporation and ITOCHU Corporation sold 9.1 million shares of Time Warner common stock to certain banks, after electing to convert a portion of their Time Warner convertible preferred stock into common stock. In a related transaction, Time Warner entered into a forward purchase contract with affiliates of such banks that provided it with an option to acquire an equal number of 9.1 million shares of its common stock. These transactions will result in an aggregate $26 million of preferred dividend savings for Time Warner through October 1999.

         As previously described, in order to offset partially the dilutive effect relating to the conversion of the Zero-Coupon Convertible Notes, Time Warner exercised its option under the forward purchase contract in June 1998 and repurchased 9.1 million shares of its common stock at an aggregate cost of $632 million, or $69.12 per common share.

         In connection with these transactions and the conversion of the Zero-Coupon Convertible Notes, Time Warner's Board of Directors authorized in 1998 an 18.7 million share increase in the Company's existing common stock repurchase program that, along with previous authorizations, allows the Company to repurchase, from time to time, up to 53.7 million shares of common stock. The common stock repurchased under the program is expected to continue to be used to satisfy a portion of the future share issuances related to the exercise of existing employee stock options and the potential conversion of certain convertible securities. Actual repurchases in any period will be subject to market conditions. As of June 30, 1998, Time Warner had acquired 23.2 million shares of its common stock in 1998 at an aggregate cost of $1.661 billion, thereby increasing the cumulative shares purchased under this program to approximately 40.8 million shares at an aggregate cost of $2.461 billion. Except for repurchases of common stock using $1.1 billion of borrowings in the second quarter of 1998 that offset a like-amount of debt reduction associated with the conversion of the Zero-Coupon Convertible Notes into common stock, these repurchases have been and are expected to continue to be funded with stock option exercise proceeds and borrowings under Time Warner's Stock Option Proceeds Credit Facility, as described more fully below.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


         In early 1998, Time Warner entered into a new five-year, $1.3 billion revolving credit facility (the "Stock Option Proceeds Credit Facility"), which replaced its previously existing facility. Borrowings under the Stock Option Proceeds Credit Facility are principally used to fund stock repurchases and future preferred dividend requirements on Time Warner's Series G, H, I and J Preferred Stock. At June 30, 1998 and December 31, 1997, Time Warner had outstanding borrowings against future stock option proceeds of $525 million and $533 million, respectively.

CASH FLOWS

         During the first six months of 1998, Time Warner's cash provided by operations amounted to $889 million and reflected $952 million of EBITA from its Publishing, Music, Cable Networks-TBS, Filmed Entertainment-TBS and Cable businesses, $191 million of noncash depreciation expense, $132 million of proceeds from Time Warner's asset securitization program and $298 million of distributions from TWE, less $404 million of interest payments, $79 million of income taxes, $38 million of corporate expenses and $163 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $433 million for the first six months of 1997 reflected $973 million of business segment EBITA, $181 million of noncash depreciation expense and $203 million of distributions from TWE, less $488 million of interest payments, $132 million of income taxes, $43 million of corporate expenses and $261 million related to an aggregate increase in working capital requirements, balance sheet accounts and noncash items.

         Cash provided by investing activities was $93 million in the first six months of 1998, compared to cash used by investing activities of $226 million in the first six months of 1997, principally as a result of lower capital expenditures and an increase in investment proceeds, partially offset by an increase in cash used for investments and acquisitions. Cash used for investments and acquisitions in 1998 was offset in part by the effect of consolidating approximately $200 million of cash of Paragon Communications ("Paragon") in connection with the TWE-A/N Transfers. Capital expenditures decreased to $228 million in the first six months of 1998, compared to $283 million in the first six months of 1997.

         Cash used by financing activities was $1.283 billion in the first six months of 1998, compared to $251 million in the first six months of 1997. During the first six months of 1998, Time Warner had additional borrowings that offset the noncash reduction of $1.15 billion of debt relating to the conversion of the Zero-Coupon Convertible Notes into common stock. Time Warner principally used the proceeds from such borrowings, together with $460 million of proceeds received from the exercise of employee stock options, to repurchase approximately 23.2 million shares of Time Warner common stock at an aggregate cost of $1.661 billion. Time Warner also paid $265 million of dividends in the first six months of 1998, compared to $167 million in the first six months of 1997, reflecting its election in 1998 to pay dividends on its Series M Preferred Stock in cash rather than in-kind. Cash used by financing activities in 1997 principally resulted from the repurchase of approximately 954 thousand shares of Time Warner common stock at an aggregate cost of $36 million, the payment of $167 million of dividends and the repayment of $86 million of borrowings against future stock option proceeds.

         The assets and cash flows of TWE are restricted by certain borrowing and partnership agreements and are unavailable to Time Warner except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. Under its bank credit agreement, TWE is permitted to incur additional indebtedness

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

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

ENTERTAINMENT GROUP

FINANCIAL CONDITION

         The Entertainment Group had $6.8 billion of debt, $72 million of cash and equivalents (net debt of $6.7 billion), $225 million of preferred stock of a subsidiary, $1.2 billion of Time Warner General Partners' Senior Capital and $6.1 billion of partners' capital at June 30, 1998, compared to $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.4 billion of partners' capital at December 31, 1997. Net debt of the Entertainment Group increased principally as a result of the TWE-A/N Transfers.

CASH FLOWS

         During the first six months of 1998, the Entertainment Group's cash provided by operations amounted to $586 million and reflected $1.083 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $469 million of noncash depreciation expense and $135 million of proceeds from TWE's asset securitization program, less $260 million of interest payments, $39 million of income taxes, $36 million of corporate expenses and $766 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $416 million in the first six months of 1997 reflected $867 million of business segment EBITA and $449 million of noncash depreciation expense, less $243 million of interest payments, $35 million of income taxes, $36 million of corporate expenses and $586 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $493 million in the first six months of 1998, compared to $425 million in the first six months of 1997, principally as a result of the effect of deconsolidating approximately $200 million of Paragon's cash in connection with the TWE-A/N Transfers that has been included as a reduction of cash flows from investments and acquisitions, offset in part by a $135 million increase in proceeds from the sale of investments. Capital expenditures were $734 million in the first six months of 1998 and 1997.

         Cash used by financing activities was $343 million in the first six months of 1998, compared to cash provided by financing activities of $86 million in the first six months of 1997, principally as a result of the absence of $243 million of aggregate net proceeds from the issuance of preferred stock of a subsidiary in the first quarter of 1997 and a $95 million increase in distributions paid to Time Warner, offset in part by an increase in debt used to fund cash distributions to Time Warner.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)



         Management believes that the Entertainment Group's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

         Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable, including the cable operations of both Time Warner and TWE, amounted to $776 million in the six months ended June 30, 1998, compared to $791 million in the six months ended June 30, 1997. For the full year of 1998, cable capital spending is expected to be comparable to 1997 levels, with approximately $800 million budgeted for the remainder of 1998. Capital spending by Time Warner Cable is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and TWE-A/N. Management expects to continue to finance such level of investment through cable operating cash flow and the development of new revenue streams from expanded programming options, high-speed Internet access and other services.

CABLE FINANCING STRATEGY

         Time Warner's and TWE's cable financing strategy is to continue to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of its cable television systems and develop new services, while pursuing opportunities to reduce either existing debt and/or their share of future funding requirements related to the cable television business and related ancillary businesses. Consistent with this strategy, Time Warner, TWE and TWE-A/N have completed a series of transactions in 1998, as discussed more fully below.

Business Telephony Reorganization

         In July 1998, Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations (the "Business Telephony Reorganization") by combining such operations into a single entity that is intended to be self-financing. This entity, named Time Warner Telecom LLC ("TW Telecom"), is a competitive local exchange carrier (CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. Time Warner, MediaOne and the Advance/Newhouse Partnership ("Advance/Newhouse"), a partner in TWE-A/N, own interests in TW Telecom of 61.95%, 18.88% and 19.17%, respectively. Time Warner's interest in TW Telecom will be accounted for under the equity method of accounting because of certain rights held by MediaOne and Advance/Newhouse.

         Following the Business Telephony Reorganization, TW Telecom raised approximately $400 million of cash in July 1998 through the issuance of public notes that mature in 2008. Such notes are non-recourse to Time Warner

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)



and the proceeds therefrom are expected to be used by TW Telecom to continue to expand and develop its telephony networks and services. TW Telecom plans to complete an initial public offering of a minority interest of common stock in the second half of 1998, subject to market and other conditions.

Road Runner Joint Venture

         In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses (the "Road Runner'TM' Joint Venture"). In exchange for contributing their existing high-speed Internet access businesses, Time Warner received an 11.25% common equity interest in the Road Runner Joint Venture, TWE received a 25% interest, TWE-A/N received a 32.5% interest and MediaOne received a 31.25% interest. In exchange for Microsoft and Compaq each contributing $212.5 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest, which, upon conversion, will dilute each of the common equity holders' interests accordingly. Each of Time Warner's, TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

         The aggregate $425 million of capital contributed by Microsoft and Compaq is expected to be used by the Road Runner Joint Venture to continue to expand the roll out of high-speed Internet access services. In addition, as a result of Time Warner Cable being a retailer of the Road Runner business in its franchise areas whereby Time Warner Cable's technologically advanced, high-capacity cable architecture will be used to provide these high-speed Internet access services, Time Warner Cable will initially retain 70% of the subscription revenues and 30% of the national advertising and transactional revenues generated from the delivery of these on-line services to its cable subscribers. Time Warner Cable's share of these revenues is expected to change periodically to 75% of subscription revenues and 25% of national advertising and transactional revenues by 2006.

Primestar Roll-up Transaction

         In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a separate holding company. New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TCI Satellite Entertainment, Inc. and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received an approximate 24% equity interest in New Primestar and realized approximately $240 million of debt reduction. TWE deconsolidated the DBS Operations effective as of April 1, 1998 and the equity interest in New Primestar received in this transaction is being accounted for under the equity method of accounting.

TWE-A/N Transfers

         In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, and completed certain related transactions.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries. TWE-A/N is now owned 65.3% by TWE, 33.3% by Advance/Newhouse and 1.4% indirectly by Time Warner.

FILMED ENTERTAINMENT BACKLOG

         Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of Warner Bros. amounted to $2.225 billion at June 30, 1998 compared to $2.126 billion at December 31, 1997 (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks, collectively, of $790 million and $719 million, respectively).

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

YEAR 2000 TECHNOLOGY PREPAREDNESS

         Time Warner, together with its Entertainment Group and like most large companies, depends on many different computer systems and other chip-based devices for the continuing conduct of its business. Older computer programs, computer hardware and chip-based devices may fail to recognize dates beginning on January 1, 2000 as being valid dates, and as a result may fail to operate or may operate improperly when such dates are introduced.

         Time Warner's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of the Company, and technological operations dependent in some way on one or more third parties. The majority of Time Warner's exposure to potential Year 2000 problems is in the latter area. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on Time Warner.

         In the former area, technological operations in the sole control of the Company, Time Warner is engaged in a thorough process involving the identification and remediation of affected technological functions. Time Warner has generally completed the process of identifying significant potential Year 2000 difficulties and has an action plan in place to address them. At present, it is anticipated that the action plan will be successfully completed in all material respects in advance of January 1, 2000, and that its cost to the Company will not be material.

         In the latter area, technological operations dependent in some way on one or more third parties, the situation is much less in Time Warner's ability to predict or control, although Time Warner has in place an extensive system to test for and attempt to resolve potential Year 2000 difficulties. The Company's business is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. In some cases, the Company's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)



For example, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes is presently not Year 2000 compliant. The box manufacturers are working with cable industry groups towards a solution that is presently expected to be implemented successfully before the end of 1999; however, that process is not within the Company's control. In other cases, the Company's third party dependence is on suppliers of products or services that are themselves computer-intensive. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that result in the interruption of its signal, the Company will be unable to provide that signal to its cable customers. Moreover, Time Warner is dependent, like all large companies, on the continued functioning of basic, heavily computerized services such as banking and telephony. Time Warner is making considerable efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, but cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from compliant third parties. However, Time Warner believes that it is in no worse position, and likely a better one, than most U.S.-based companies of its size with respect to the potential for Year 2000 problems and their impact.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

         The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This filing, together with management's public commentary related thereto, contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow and forecasting ongoing debt reduction. Words such as "anticipate", "estimate", "expects", "projects", "intends", "plans", "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements despite such changes.

         Time Warner operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political, social conditions in the countries in which they operate, consumer demand for their products and services and (particularly in view of technological changes) protection of their intellectual property rights. Time Warner's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in Time Warner's other filings and:

     For Time Warner's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS; increases in government regulation of cable or equipment rates or other terms of service (or any failure to reduce rate regulation as is presently mandated by statute) or opposition to franchise renewals; the failure of new equipment (such as digital set-top boxes) or services to function properly, to appeal to enough consumers or to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)



     For Time Warner's cable programming and television businesses, greater than expected programming or production costs; public and cable operator resistance to price increases to offset higher programming costs (and the negative impact on premium programmers of increases in basic cable rates); the sensitivity of advertising to economic cyclicality; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

     For Time Warner's film and television businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; increases in production costs generally; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

     For Time Warner's music business, its ability to continue to attract and select desirable talent at manageable costs; the timely completion of albums by major artists; the popular demand for particular artists and albums; and the overall strength of global music sales.

     For Time Warner's print media and publishing businesses, increases in paper and distribution costs; the introduction and increased popularity of alternative technologies for the provision of news and information, such as the Internet; and fluctuations in advertiser and consumer spending.

         In addition, Time Warner's overall financial strategy, including improved financial ratios and a strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, Year 2000 compliance failures and changes in Time Warner's plans, strategies and intentions.

                                TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                                             JUNE 30,   DECEMBER 31,
                                                                                              1998         1997
                                                                                            --------    ------------
                                                                                                (MILLIONS, EXCEPT
                                                                                                PER SHARE AMOUNTS)
ASSETS
CURRENT ASSETS
Cash and equivalents.......................................................................  $   344      $   645
Receivables, less allowances of $935 and $991 million......................................    2,139        2,447
Inventories................................................................................      810          830
Prepaid expenses...........................................................................    1,136        1,089
                                                                                              ------      -------

Total current assets.......................................................................    4,429        5,011

Noncurrent inventories.....................................................................    1,807        1,766
Investments in and amounts due to and from Entertainment Group.............................    6,051        5,549
Other investments..........................................................................      523        1,495
Property, plant and equipment..............................................................    2,007        2,089
Music catalogues, contracts and copyrights.................................................      878          928
Cable television and sports franchises.....................................................    3,171        3,982
Goodwill...................................................................................   12,121       12,572
Other assets...............................................................................      863          771
                                                                                              ------      -------

Total assets...............................................................................  $31,850      $34,163
                                                                                             =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable...........................................................................  $   742     $    912
Participations, royalties and programming costs payable....................................    1,146        1,072
Debt due within one year...................................................................       21            8
Other current liabilities..................................................................    2,105        2,379
                                                                                              ------      -------

Total current liabilities..................................................................    4,014        4,371

Long-term debt ............................................................................    9,915       11,833
Borrowings against future stock option proceeds............................................      525          533
Deferred income taxes......................................................................    3,688        3,960
Unearned portion of paid subscriptions.....................................................      714          672
Other liabilities..........................................................................    1,240        1,006
Company-obligated mandatorily redeemable preferred securities of a subsidiary
   holding solely subordinated debentures of a subsidiary of the Company...................      575          575
Series M exchangeable preferred stock, $.10 par value, 1.9 million
   shares outstanding and $1.903 billion liquidation preference............................    1,859        1,857

SHAREHOLDERS' EQUITY
Preferred stock, $.10 par value, 29.7 and 35.4 million shares outstanding,
   $2.970 and $3.539 billion liquidation preference........................................        3            4
Series LMCN-V Common Stock, $.01 par value, 57.1 million shares outstanding................        1            1
Common stock, $.01 par value, 541.7 and 519.0 million shares outstanding
   (excluding 16.7 and 39.4 million treasury shares).......................................        5            5
Paid-in capital............................................................................   12,982       12,680
Accumulated deficit........................................................................   (3,671)      (3,334)
                                                                                              ------      -------
Total shareholders' equity.................................................................    9,320        9,356
                                                                                              ------      -------

Total liabilities and shareholders' equity.................................................  $31,850      $34,163
                                                                                             =======      =======


See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                            JUNE 30,                 JUNE 30,
                                                                      --------------------     -------------------
                                                                       1998          1997       1998         1997
                                                                      ------        ------     ------       ------
                                                                          (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues (a).......................................................   $3,672       $3,193      $6,809      $6,227
                                                                      ------       ------      ------      ------

Cost of revenues (a)(b)............................................    2,077        1,603       3,964       3,453
Selling, general and administrative (a)(b).........................    1,211        1,245       2,291       2,235
                                                                      ------       ------      ------      ------

Operating expenses.................................................    3,288        2,848       6,255       5,688
                                                                      ------       ------      ------      ------

Business segment operating income..................................      384          345         554         539
Equity in pretax income of Entertainment Group (a).................      166          108         273         426
Interest and other, net (a)........................................     (283)        (303)       (566)       (595)
Corporate expenses (a).............................................      (19)         (22)        (38)        (43)
                                                                      ------       ------      ------      ------

Income before income taxes.........................................      248          128         223         327
Income tax provision...............................................     (147)         (98)       (184)       (245)
                                                                      ------       ------      ------      ------

Income before extraordinary item...................................      101           30          39          82
Extraordinary loss on retirement of debt, net of $11 million
   income tax benefit in 1997......................................        -            -           -         (17)
                                                                      ------       ------      ------      ------

Net income.........................................................      101           30          39          65
Preferred dividend requirements....................................      (78)         (79)       (160)       (157)
                                                                      ------       ------      ------      ------

Net income (loss) applicable to common shares......................   $   23       $  (49)     $ (121)     $  (92)
                                                                      ======       ======      ======      ======

Basic and diluted loss per common share:
Income (loss) before extraordinary item............................   $  .04       $ (.09)     $ (.21)     $ (.13)
                                                                      ======       ======      ======      ======

Net income (loss)..................................................   $  .04       $ (.09)     $ (.21)     $ (.16)
                                                                      ======       ======      ======      ======

Average common shares..............................................    596.3        561.0       587.3       559.9
                                                                      ======       ======      ======      ======

--------------
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the three and six months ended June 30, 1998, respectively, and for the corresponding periods in the prior year: revenues-$102 million and $214 million in 1998, $73 million and $147 million in 1997; cost of revenues-$(70) million and $(137) million in 1998, $(61) million and $(121) million in 1997; selling, general and administrative-$(11) million and $(20) million in 1998, $3 million and $8 million in 1997; equity in pretax income of Entertainment Group-$(15) million and $(20) million in 1998, $13 million and $24 million in 1997; interest and other, net-$(3) million and $(6) million in 1998, $(7) and $(21) million in 1997; and corporate expenses-$18 million and $36 million in each of 1998 and 1997.

(b) Includes depreciation and amortization expense of:.............   $  293       $  310      $  589      $  615
                                                                      ======       ======      ======      ======


See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                      SIX MONTHS
                                                                                                    ENDED JUNE 30,
                                                                                                    --------------
                                                                                                1998           1997
                                                                                              --------       --------
                                                                                                    (MILLIONS)
OPERATIONS
Net income..................................................................................   $   39       $  65
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt....................................................        -          17
Depreciation and amortization...............................................................      589         615
Noncash interest expense....................................................................       29          51
Excess (deficiency) of distributions over equity in pretax income of
   Entertainment Group......................................................................       25        (223)
Changes in operating assets and liabilities.................................................      207         (92)
                                                                                               ------       -----

Cash provided by operations.................................................................      889         433
                                                                                               ------       -----

INVESTING ACTIVITIES
Investments and acquisitions................................................................      (74)        (56)
Capital expenditures........................................................................     (228)       (283)
Investment proceeds.........................................................................      395         113
                                                                                               ------       -----

Cash provided (used) by investing activities................................................       93        (226)
                                                                                               ------       -----

FINANCING ACTIVITIES
Borrowings..................................................................................    1,603       1,039
Debt repayments.............................................................................   (1,377)     (1,094)
Borrowings against future stock option proceeds.............................................      525           -
Repayments of borrowings against future stock option proceeds...............................     (533)        (86)
Repurchases of Time Warner common stock.....................................................   (1,661)        (36)
Dividends paid..............................................................................     (265)       (167)
Proceeds received from stock option and dividend reinvestment plans.........................      460           -
Other, principally financing costs..........................................................      (35)         93
                                                                                               ------       -----

Cash used by financing activities...........................................................   (1,283)       (251)
                                                                                               ------       -----

DECREASE IN CASH AND EQUIVALENTS............................................................     (301)        (44)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD (A).............................................      645         514
                                                                                               ------       -----

CASH AND EQUIVALENTS AT END OF PERIOD.......................................................   $  344       $  470
                                                                                               ======       ======

---------------
(a) Includes current and noncurrent cash and equivalents at December 31, 1996.


See accompanying notes.

                                TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                                    SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                                  --------------
                                                                                                1998         1997
                                                                                               ------       ------
                                                                                                    (MILLIONS)
BALANCE AT BEGINNING OF YEAR................................................................   $9,356      $9,502

Net income..................................................................................       39          65
Other comprehensive income (loss)...........................................................      (22)        (59)
                                                                                               ------      ------
Comprehensive income (loss).................................................................       17           6
Common stock dividends......................................................................     (106)       (101)
Preferred stock dividends...................................................................     (160)       (157)
Repurchases of Time Warner common stock.....................................................   (1,661)        (36)
Issuance of common stock in connection with the conversion of the
   zero-coupon convertible notes due 2013...................................................    1,150           -
Issuance of common stock in connection with the acquisition of
   Turner Broadcasting System, Inc..........................................................        -          67
Other, principally shares issued pursuant to stock option, dividend
   reinvestment and benefit plans...........................................................      724         142
                                                                                               ------      ------

BALANCE AT JUNE 30,.........................................................................   $9,320      $9,423
                                                                                               ======      ======


See accompanying notes.

                                TIME WARNER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

         Time Warner Inc. ("Time Warner" or the "Company") is the world's leading media and entertainment company, whose principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner classifies its business interests into four fundamental areas: Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming, are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"), formerly U S WEST, Inc. Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership rights related to TWE's interest in certain cable television systems.

         The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 9). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business interests, including the unconsolidated business interests of the Entertainment Group, amounted to $327 million and $325 million for the three months ended June 30, 1998 and 1997, respectively, and $656 million and $646 million in the six months ended June 30, 1998 and 1997, respectively.

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

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), effective for years beginning after June 15, 1999, with early application encouraged. The new rules establish standards requiring that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized and measured at fair value regardless of the purpose or intent for holding them. Time Warner plans to adopt FAS 133 effective as of July 1, 1998, and it is not expected that the adoption will have a material effect on Time Warner's financial statements.

2. CABLE TRANSACTIONS

         In addition to continuing to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of their cable television systems and develop new services, Time Warner, TWE and the TWE-Advance/Newhouse Partnership ("TWE-A/N") have completed a series of transactions in 1998 related to the cable television business and related ancillary businesses that either reduced existing debt and/or Time Warner's and TWE's share of future funding requirements for such businesses. These transactions are discussed more fully below.

BUSINESS TELEPHONY REORGANIZATION

         In July 1998, in an effort to combine their business telephony operations into a single entity that is intended to be self-financing, Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations (the "Business Telephony Reorganization"), whereby (i) the operations conducted by Time Warner, TWE and TWE-A/N were each contributed to a new holding company named Time Warner Telecom LLC ("TW Telecom"), and then (ii) TWE's and TWE-A/N's interests in TW Telecom were distributed to their partners, Time Warner, MediaOne and the Advance/Newhouse Partnership ("Advance/Newhouse"). As a result of the Business Telephony Reorganization, Time Warner, MediaOne and Advance/Newhouse own interests in TW Telecom of 61.95%, 18.88% and 19.17%, respectively. Time Warner's interest in TW Telecom will be accounted for under the equity method of accounting because of certain rights held by MediaOne and Advance/Newhouse.

          TW Telecom is a competitive local exchange carrier (CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. Following the Business Telephony Reorganization, TW Telecom raised approximately $400 million of cash in July 1998 through the issuance of public notes that mature in 2008. Such notes are non-recourse to Time Warner and the proceeds therefrom are expected to be used by TW Telecom to continue to expand and develop its telephony networks and services.

ROAD RUNNER JOINT VENTURE

         In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses (the "Road Runner'TM' Joint Venture"). In exchange for contributing their existing high-speed Internet access businesses, Time Warner received a common equity interest in the Road Runner Joint Venture of 11.25%, TWE received a 25% interest, TWE-A/N received a 32.5% interest and MediaOne received a 31.25% interest. In exchange for Microsoft and Compaq each contributing $212.5 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 9% by Time Warner, 20% by TWE, 26% by TWE-A/N, 25% by MediaOne, 10% by Microsoft and 10% by Compaq. Each of Time Warner's, TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

PRIMESTAR

         In April 1998, TWE and Advance/Newhouse, a limited partner in TWE-A/N, transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a separate holding company. New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TCI Satellite Entertainment, Inc. and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received an approximate 24% equity interest in New Primestar and realized approximately $240 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse received an approximate 6% equity interest in New Primestar. As a result of this transaction, effective as of April 1, 1998, TWE deconsolidated the DBS Operations and the 24% equity interest in New Primestar received in the transaction is being accounted for under the equity method of accounting. This transaction is referred to herein as the "Primestar Roll-up Transaction."

         In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited ("News Corp."), MCI Telecommunications Corporation ("MCI") and American Sky Broadcasting LLC ("ASkyB"), pursuant to which New Primestar would acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the "Primestar ASkyB Transaction"). In exchange for such assets, ASkyB would receive non-voting securities of New Primestar that would be convertible into non-voting common stock of New Primestar and, accordingly, would reduce TWE's equity interest in New Primestar to approximately 16% on a fully diluted basis. In May 1998, the U.S. Department of Justice brought a civil action against Primestar, each of its cable owners, including TWE, and News Corp. and MCI, to enjoin on antitrust grounds the Primestar ASkyB Transaction. The parties have had discussions with the U.S. Department of Justice in an attempt to restructure the transaction and reach a resolution on such matters, but there can be no assurance that an agreement can be reached or that necessary governmental and regulatory approvals will be obtained.

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

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

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

         On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, Time Warner would have reported for the three and six months ended June 30, 1997, respectively, revenues of $3.179 billion and $6.197 billion, depreciation expense of $88 million and $178 million, operating income before noncash amortization of intangible assets of $535 million and $914 million, operating income of $331 million and $512 million, equity in the pretax income of the Entertainment Group of $108 million and $424 million, income before extraordinary item of $31 million and $85 million ($.09 loss and $.13 loss per common share) and net income of $31 million and $68 million ($.09 loss and $.16 loss per common share).

3. ENTERTAINMENT GROUP

         Time Warner's investment in and amounts due to and from the Entertainment Group at June 30, 1998 and December 31, 1997 consists of the following:


                                                                                              JUNE 30,      DECEMBER 31,
                                                                                                1998            1997
                                                                                              --------        -------
                                                                                                     (MILLIONS)
Investment in TWE...........................................................................   $5,265         $5,577
Stock option related distributions due from TWE.............................................      671            417
Credit agreement debt due to TWE............................................................     (400)          (400)
Other net liabilities due to TWE, principally related to home video distribution............     (213)          (141)
                                                                                               ------         ------
Investment in and amounts due to and from TWE...............................................    5,323          5,453
Investment in TWE-A/N and other Entertainment Group companies...............................      728             96
                                                                                               ------         ------

Total.......................................................................................   $6,051         $5,549
                                                                                               ======         ======

PARTNERSHIP STRUCTURE AND ALLOCATION OF INCOME

         TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by subsidiaries of Time Warner. Time Warner, through its wholly owned subsidiaries, collectively owns general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100%

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)



of the Senior Capital and Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are owned by MediaOne. Certain Time Warner subsidiaries are the general partners of TWE (the "Time Warner General Partners").

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $263 million and $402 million in the six months ended June 30, 1998 and 1997, respectively, no portion of which was allocated to the limited partnership interests.

SUMMARIZED FINANCIAL INFORMATION OF THE ENTERTAINMENT GROUP

         Set forth below is summarized financial information of the Entertainment Group, which reflects the TWE-A/N Transfers effective as of January 1, 1998 and the Primestar Roll-up Transaction effective as of April 1, 1998.


                                                                           THREE MONTHS             SIX MONTHS
                                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                                      --------------------     ------------------
                                                                        1998         1997       1998        1997
                                                                      -------      -------     ------      ------
                                                                                       (MILLIONS)

OPERATING STATEMENT INFORMATION
Revenues...........................................................   $2,853       $2,731      $5,765      $5,333
Depreciation and amortization......................................     (356)        (332)       (727)       (661)
Business segment operating income(1)...............................      456          327         825         655
Interest and other, net(2) ........................................     (183)        (139)       (347)        (11)
Minority interest..................................................      (82)         (56)       (146)       (164)
Income before income taxes ........................................      173          114         296         444
Net income.........................................................      156           89         264         407

------------------
(1) Includes net pretax gains relating to the sale or exchange of certain cable television systems of approximately $70 million recognized in the second quarter of 1998, and approximately $84 million and $24 million for the six months ended June 30, 1998 and 1997, respectively.

(2) Includes a pretax gain of approximately $250 million recognized in the first quarter of 1997 related to the sale of an interest in E! Entertainment Television, Inc.



                                                                                                     SIX MONTHS
                                                                                                   ENDED JUNE 30,
                                                                                                 1998        1997
                                                                                                ------      ------
                                                                                                    (MILLIONS)

CASH FLOW INFORMATION
Cash provided by operations.................................................................    $ 586       $ 416
Capital expenditures........................................................................     (734)       (734)
Investments and acquisitions................................................................     (265)        (62)
Investment proceeds.........................................................................      506         371
Borrowings..................................................................................      503         428
Debt repayments.............................................................................     (492)       (323)
Issuance of preferred stock of subsidiary...................................................        -         243
Capital distributions.......................................................................     (298)       (203)
Other financing activities, net.............................................................      (56)        (59)
Increase (decrease) in cash and equivalents.................................................     (250)         77

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)



                                                                                             JUNE 30,   DECEMBER 31,
                                                                                               1998        1997
                                                                                             --------     ------
                                                                                                  (MILLIONS)
BALANCE SHEET INFORMATION
Cash and equivalents........................................................................   $   72     $   322
Total current assets........................................................................    3,681       3,623
Total assets................................................................................   22,160      20,739
Total current liabilities...................................................................    3,867       3,976
Long-term debt..............................................................................    6,771       5,990
Minority interests..........................................................................    1,477       1,210
Preferred stock of subsidiary...............................................................      225         233
Time Warner General Partners' Senior Capital................................................    1,163       1,118
Partners' capital ..........................................................................    6,080       6,430


CAPITAL DISTRIBUTIONS

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At June 30, 1998 and December 31, 1997, the Time Warner General Partners had recorded $671 million and $417 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $85.44 and $62.00, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During the six months ended June 30, 1998, the Time Warner General Partners received distributions from TWE in the amount of $298 million, consisting of $138 of tax-related distributions and $160 of stock option related distributions. During the six months ended June 30, 1997, the Time Warner General Partners received distributions from TWE in the amount of $203 million, consisting of $192 million of tax-related distributions and $11 million of stock option related distributions. In July 1998, TWE borrowed $579 million under its bank credit agreement and paid a distribution to the Time Warner General Partners relating to their Senior Capital interests.

SIX FLAGS

         In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc. ("Premier"), a regional theme park operator, for approximately $475 million of cash. TWE used the net, after-tax proceeds from this transaction to reduce debt by approximately $300 million. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. A substantial portion of the gain on this transaction has been deferred by TWE, principally as a result of its continuing guarantees of certain significant long-term obligations of Six Flags relating to the Six Flags Over Texas and Six Flags Over Georgia theme parks.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)



4. INVENTORIES

         Inventories consist of:


                                                                         JUNE 30, 1998           DECEMBER 31, 1997
                                                                       -----------------        --------------------
                                                                     CURRENT      NONCURRENT    CURRENT   NONCURRENT
                                                                     -------      ----------    -------   -----------
                                                                                          (MILLIONS)
Film costs:
   Released, less amortization.....................................     $106       $  270        $ 68      $  228
   Completed and not released......................................        8            -          88          48
   In process and other............................................        -          172           -         141
   Library, less amortization......................................        -        1,035           -       1,064
Programming costs, less amortization...............................      273          330         293         285
Magazines, books and recorded music................................      423            -         381           -
                                                                        ----       ------        ----      ------

Total  ............................................................     $810       $1,807        $830      $1,766
                                                                        ====       ======        ====      ======


5. LONG-TERM DEBT

         In July 1998, Time Warner reduced bank debt by $579 million using the proceeds received from a distribution by TWE relating to its Senior Capital interest.

         During the second quarter of 1998, Time Warner issued $600 million principal amount of 6.875% debentures due 2018 and borrowed $550 million under its bank credit agreement, which together offset the debt reduction associated with the conversion of all $1.15 billion accreted amount of zero-coupon convertible notes due 2013 (the "Zero-Coupon Convertible Notes") into 18.7 million shares of Time Warner common stock. The net proceeds therefrom have been used to repurchase common stock, including the repurchase of 9.1 million shares of common stock in connection with the settlement of a forward purchase contract to acquire such shares (Note 8). These share repurchases partially offset the dilution resulting from the conversion of the Zero-Coupon Convertible Notes.

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

         An extraordinary loss of $17 million was recognized in the first quarter of 1997 in connection with certain debt refinancings.

6. BORROWINGS AGAINST FUTURE STOCK OPTION PROCEEDS

         In connection with Time Warner's common stock repurchase program, Time Warner entered into a new five-year, $1.3 billion revolving credit facility (the "Stock Option Proceeds Credit Facility") in early 1998, which replaced its previously existing facility. Borrowings under the Stock Option Proceeds Credit Facility are principally used to fund stock repurchases and future preferred dividend requirements on Time Warner's Series G, H, I and J Preferred

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


Stock. At June 30, 1998 and December 31, 1997, Time Warner had outstanding borrowings against future stock option proceeds of $525 million and $533 million, respectively.

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

8. SHAREHOLDERS' EQUITY

         In March 1998, Toshiba Corporation and ITOCHU Corporation sold 9.1 million shares of Time Warner common stock to certain banks, after electing to convert a portion of their Time Warner convertible preferred stock into common stock. In a related transaction, Time Warner entered into a forward purchase contract with affiliates of such banks that provided it with an option to acquire an equal number of 9.1 million shares of its common stock. These transactions will result in an aggregate $26 million of preferred dividend savings for Time Warner through October 1999.

         In June 1998, in order to offset partially the dilutive effect relating to the conversion of the Zero-Coupon Convertible Notes (Note 5), Time Warner exercised its option under the forward purchase contract and repurchased 9.1 million shares of its common stock at an aggregate cost of $632 million, or $69.12 per common share.

         In connection with these transactions and the conversion of the Zero-Coupon Convertible Notes, Time Warner's Board of Directors authorized in 1998 an 18.7 million share increase in the Company's existing common stock repurchase program that, along with previous authorizations, allows the Company to repurchase, from time to time, up to 53.7 million shares of common stock. The common stock repurchased under the program is expected to continue to be used to satisfy a portion of the future share issuances related to the exercise of existing employee stock options and the potential conversion of certain convertible securities. Actual repurchases in any period will be subject to market conditions. As of June 30, 1998, Time Warner had acquired 23.2 million shares of its common stock in 1998 at an aggregate cost of $1.661 billion, thereby increasing the cumulative shares purchased under this program to approximately 40.8 million shares at an aggregate cost of $2.461 billion. Except for repurchases of common stock using $1.1 billion of borrowings in the second quarter of 1998 that offset a like-amount of debt reduction associated with the conversion of the Zero-Coupon Convertible Notes into common stock, these repurchases have been and are expected to continue to be funded with stock option exercise proceeds and borrowings under Time Warner's Stock Option Proceeds Credit Facility, as described more fully below.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


         In May 1998, Time Warner issued approximately 2.9 million shares of its common stock as a result of the conversion of approximately 1.3 million shares of its Series J preferred stock.

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

         Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The operating results of Time Warner's and the Entertainment Group's cable segments reflect the TWE-A/N Transfers effective as of January 1, 1998 and the Primestar Roll-up Transaction effective as of April 1, 1998.




                                                                          THREE MONTHS             SIX MONTHS
                                                                         ENDED JUNE 30,           ENDED JUNE 30,
                                                                      -------------------      -------------------
                                                                       1998         1997        1998         1997
                                                                      ------       ------      ------       ------
                                                                                       (MILLIONS)
REVENUES
Time Warner:
Publishing.........................................................   $1,136       $1,053      $2,084      $1,977
Music..............................................................      905          822       1,793       1,755
Cable Networks-TBS.................................................      906          750       1,634       1,344
Filmed Entertainment-TBS...........................................      504          337         876         734
Cable..............................................................      242          250         490         492
Intersegment elimination...........................................      (21)         (19)        (68)        (75)
                                                                        ----        -----        ----      ------

Total..............................................................   $3,672       $3,193      $6,809      $6,227
                                                                      ======       ======      ======      ======

Entertainment Group:
Filmed Entertainment-Warner Bros...................................   $1,330       $1,257      $2,642      $2,431
Broadcasting-The WB Network........................................       61           29         106          53
Cable Networks-HBO.................................................      509          487       1,021         970
Cable..............................................................    1,084        1,066       2,237       2,086
Intersegment elimination...........................................     (131)        (108)       (241)       (207)
                                                                        ----        -----        ----      ------

Total..............................................................   $2,853       $2,731      $5,765      $5,333
                                                                      ======       ======      ======      ======

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)




                                                                          THREE MONTHS             SIX MONTHS
                                                                         ENDED JUNE 30,           ENDED JUNE 30,
                                                                      -------------------      -------------------
                                                                       1998         1997        1998         1997
                                                                      ------       ------      ------       ------
                                                                                       (MILLIONS)
EBITA(1)
Time Warner:
Publishing.........................................................   $  176         $157      $  261        $233
Music..............................................................       96          106         189         224
Cable Networks-TBS.................................................      198          165         351         279
Filmed Entertainment-TBS...........................................       38           29          23          35
Cable..............................................................       74          104         148         209
Intersegment elimination...........................................       (1)           4         (20)         (7)
                                                                        ----        -----        ----      ------

Total..............................................................   $  581         $565      $  952        $973
                                                                      ======       ======      ======      ======

Entertainment Group:
Filmed Entertainment-Warner Bros...................................   $  122         $110      $  241        $215
Broadcasting-The WB Network........................................      (23)         (19)        (61)        (39)
Cable Networks-HBO.................................................      113           98         222         189
Cable(2)...........................................................      374          243         681         502
                                                                        ----        -----        ----      ------

Total..............................................................   $  586         $432      $1,083        $867
                                                                      ======       ======      ======      ======


---------------
(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, Time Warner's business segment operating income for the three and six months ended June 30, 1998, respectively, and for the corresponding periods in the prior year was $384 million and $554 million in 1998, $345 million and $539 million in 1997. Similarly, business segment operating income of the Entertainment Group for the three and six months ended June 30, 1998, respectively, and for the corresponding periods in the prior year was $456 million and $825 million in 1998, $327 million and $655 million in 1997.

(2) Includes net pretax gains relating to the sale or exchange of certain cable television systems of approximately $70 million recognized in the second quarter of 1998, and approximately $84 million and $24 million for the six months ended June 30, 1998 and 1997, respectively.





                                                                          THREE MONTHS             SIX MONTHS
                                                                         ENDED JUNE 30,           ENDED JUNE 30,
                                                                      -------------------      -------------------
                                                                       1998         1997        1998         1997
                                                                      ------       ------      ------       ------
                                                                                       (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Time Warner:
Publishing.........................................................     $ 19         $ 17        $ 38       $  33
Music..............................................................       19           19          38          41
Cable Networks-TBS.................................................       25           21          47          42
Filmed Entertainment-TBS...........................................        1            2           3           3
Cable..............................................................       32           31          65          62
                                                                        ----        -----        ----      ------

Total..............................................................     $ 96         $ 90        $191        $181
                                                                      ======       ======      ======      ======

Entertainment Group:
Filmed Entertainment-Warner Bros...................................     $ 38         $ 45        $ 78       $  90
Broadcasting-The WB Network........................................        -            1           -           1
Cable Networks-HBO.................................................        5            5          10          10
Cable..............................................................      183          176         381         348
                                                                        ----        -----        ----      ------

Total..............................................................     $226         $227        $469        $449
                                                                      ======       ======      ======      ======

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)



                                                                           THREE MONTHS             SIX MONTHS
                                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                                       -------------------     -------------------
                                                                        1998         1997       1998         1997
                                                                       ------       ------     ------       ------
                                                                                       (MILLIONS)

AMORTIZATION OF INTANGIBLE ASSETS(1)
Time Warner:
Publishing.........................................................     $  8        $   8        $ 17        $ 17
Music..............................................................       71           74         139         142
Cable Networks-TBS.................................................       50           50         100          95
Filmed Entertainment-TBS...........................................       20           19          40          41
Cable..............................................................       48           69         102         139
                                                                        ----         ----        ----        ----

Total..............................................................     $197         $220        $398        $434
                                                                        ====         ====        ====        ====

Entertainment Group:
Filmed Entertainment-Warner Bros...................................     $ 33          $30        $ 66         $61
Broadcasting-The WB Network........................................        1            -           2           -
Cable Networks-HBO.................................................        -            -           -           -
Cable..............................................................       96           75         190         151
                                                                        ----         ----        ----        ----

Total..............................................................     $130         $105        $258        $212
                                                                        ====         ====        ====        ====


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

11. ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:



                                                                                                    SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                                 ----------------
                                                                                                 1998        1997
                                                                                                ------      ------
                                                                                                    (MILLIONS)
Interest expense............................................................................     $455        $534
Cash payments made for interest............................................................       404         488
Cash payments made for income taxes.........................................................      122         166
Tax-related distributions received from TWE.................................................      138         192
Income tax refunds received.................................................................       43          34


         Noncash investing activities in the first six months of 1998 included the TWE-A/N Transfers (Note 2). Noncash financing activities included the conversion of $1.15 billion accreted amount of Zero Coupon Convertible Notes into 18.7 million shares of common stock in the first six months of 1998 (Note
5) and the payment of $91 million of noncash dividends on the Series M Preferred Stock in the first six months of 1997. During the six months ended June 30, 1998, Time Warner received $132 million of proceeds under its asset securitization program.

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Time Warner Companies, Inc. ("TW Companies") and Turner Broadcasting System, Inc. ("TBS" and, together with TW Companies, the "Guarantor Subsidiaries") are wholly owned subsidiaries of Time Warner Inc. ("Time Warner"). Time Warner, TW Companies and TBS have fully and unconditionally guaranteed all of the outstanding publicly traded indebtedness of each other. Set forth below are condensed consolidating financial statements of Time
Warner, including each of the Guarantor Subsidiaries, presented for the information of each company's public debtholders. Separate financial statements and other disclosures relating to the Guarantor Subsidiaries have not been presented because management has determined that this information would not be material to such debtholders. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) Time Warner, TW Companies and TBS (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the direct and indirect non-guarantor subsidiaries of Time Warner and (iii) the eliminations necessary to arrive at the information for Time Warner on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of Time Warner.

                      Consolidating Statement of Operations
                    For The Three Months Ended June 30, 1998

                                                                                   Non-                     Time
                                              Time          TW                   Guarantor    Elimina-     Warner
                                             Warner      Companies      TBS    Subsidiaries     tions   Consolidated
                                             ------      ---------      ---    ------------   --------- ------------
                                                                              (millions)
Revenues ...................................  $   -       $    -        $198       $3,474      $    -      $3,672
                                              -----       ------        ----       ------      ------      ------
Cost of revenues (1)........................      -            -         100        1,977           -       2,077
Selling, general and administrative (1).....      -            -          47        1,164           -       1,211
                                              -----        -----        ----       ------       -----      ------
Operating expenses..........................      -            -         147        3,141           -       3,288
                                              -----        -----        ----       ------       -----      ------
Business segment operating income...........      -            -          51          333           -         384
Equity in pretax income of consolidated
   subsidiaries.............................    279          397          99            -        (775)          -
Equity in pretax income of Entertainment
   Group ...................................      -            -           -          173          (7)        166
Interest and other, net.....................    (12)        (202)        (40)         (11)        (18)       (283)
Corporate expenses..........................    (19)         (13)         (4)         (15)         32         (19)
                                              -----        -----       -----        -----       -----      ------
Income before income taxes..................    248          182         106          480        (768)        248
Income tax provision........................   (147)        (117)        (60)        (261)        438        (147)
                                              -----        -----       -----        -----       -----       -----
Net income..................................   $101        $  65        $ 46       $  219       $(330)       $101
                                               ====        =====        ====       ======       =====        ====
(1) Includes depreciation and amortization
       expense of:.......................... $    -       $    -       $   2       $  291      $    -       $ 293
                                             ======       ======       =====       ======      ======       =====

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (unaudited)

                      Consolidating Statement of Operations
                    For The Three Months Ended June 30, 1997


                                                                                   Non-                     Time
                                              Time          TW                   Guarantor    Elimina-     Warner
                                             Warner      Companies      TBS    Subsidiaries     tions   Consolidated
                                             ------      ---------      ---    ------------   --------  ------------
                                                                             (millions)
Revenues ...................................  $   -       $    -       $ 148       $3,045      $    -      $3,193
                                              -----       ------       -----       ------      ------      ------
Cost of revenues (1)........................      -            -          70        1,533           -       1,603
Selling, general and administrative (1).....      -            -          49        1,196           -       1,245
                                              -----        -----       -----       ------       -----      ------
Operating expenses..........................      -            -         119        2,729           -       2,848
                                              -----        -----       -----        -----       -----       -----
Business segment operating income...........      -            -          29          316           -         345
Equity in pretax income of consolidated
   subsidiaries.............................    148          274          98            -        (520)          -
Equity in pretax income of Entertainment
   Group ...................................      -            -           -          114          (6)        108
Interest and other, net.....................      2         (195)        (38)         (59)        (13)       (303)
Corporate expenses..........................    (22)         (14)         (4)         (16)         34         (22)
                                              -----       ------       -----        -----      ------      ------
Income (loss) before income taxes...........    128           65          85          355        (505)        128
Income tax provision........................    (98)         (50)        (51)        (190)        291         (98)
                                              -----       ------       -----        -----      ------       -----
Net income (loss)...........................  $  30       $   15       $  34        $ 165       $(214)      $  30
                                              =====       ======       =====        =====       =====       =====
(1) Includes depreciation and amortization
       expense of:.......................... $    -       $    -      $    6        $ 304      $    -       $ 310
                                             ======       ======      ======        =====      ======       =====

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (unaudited)

                      Consolidating Statement of Operations
                     For The Six Months Ended June 30, 1998

                                                                                   Non-                     Time
                                              Time          TW                   Guarantor    Elimina-     Warner
                                             Warner      Companies      TBS    Subsidiaries     tions   Consolidated
                                             ------      ---------      ---    ------------   --------  ------------
                                                                             (millions)
Revenues ...................................  $   -       $    -        $366       $6,443      $    -      $6,809
                                              -----       ------        ----       ------      ------      ------
Cost of revenues (1)........................      -            -         161        3,803           -       3,964
Selling, general and administrative (1).....      -            -          97        2,194           -       2,291
                                              -----        -----        ----       ------       -----      ------
Operating expenses..........................      -            -         258        5,997           -       6,255
                                              -----        -----        ----       ------       -----      ------
Business segment operating income...........      -            -         108          446           -         554
Equity in pretax income of consolidated
   subsidiaries.............................    283          614          78            -        (975)          -
Equity in pretax income of Entertainment
   Group ...................................      -            -           -          296         (23)        273
Interest and other, net.....................    (22)        (387)        (84)         (51)        (22)       (566)
Corporate expenses..........................    (38)         (26)         (8)         (31)         65         (38)
                                              -----       ------       -----        -----       -----      ------
Income before income taxes..................    223          201          94          660        (955)        223
Income tax provision........................   (184)        (135)        (73)        (367)        575        (184)
                                              -----        -----       -----        -----       -----        ----
Net income.................................. $   39        $  66       $  21       $  293       $(380)      $  39
                                             ======        =====       =====       ======       =====       =====
(1) Includes depreciation and amortization
       expense of:.......................... $    -       $    -       $   4       $  585      $    -        $589
                                             ======       ======       =====       ======      ======        ====

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (unaudited)

                      Consolidating Statement of Operations
                     For The Six Months Ended June 30, 1997

                                                                                   Non-                     Time
                                              Time          TW                   Guarantor    Elimina-     Warner
                                             Warner      Companies      TBS    Subsidiaries     tions   Consolidated
                                             ------      ---------      ---    ------------   --------  ------------
                                                                             (millions)
Revenues ...................................  $   -       $    -       $ 266       $5,961      $    -      $6,227
                                              -----       ------       -----       ------      ------      ------
Cost of revenues (1)........................      -            -         125        3,328           -       3,453
Selling, general and administrative (1).....      -            -          91        2,144           -       2,235
                                              -----        -----       -----       ------       -----      ------
Operating expenses..........................      -            -         216        5,472           -       5,688
                                              -----        -----       -----        -----       -----      ------
Business segment operating income...........      -            -          50          489           -         539
Equity in pretax income of consolidated
   subsidiaries.............................    359          698         114            -      (1,171)          -
Equity in pretax income of Entertainment
   Group ...................................      -            -           -          444         (18)        426
Interest and other, net.....................     11         (377)        (95)        (121)        (13)       (595)
Corporate expenses..........................    (43)         (28)         (8)         (32)         68         (43)
                                              -----       ------       -----        -----       -----      ------
Income (loss) before income taxes...........    327          293          61          780      (1,134)        327
Income tax provision........................   (245)        (187)        (63)        (433)        683        (245)
                                              -----       ------       -----        -----      ------      ------
Income (loss) before extraordinary item.....     82          106          (2)         347        (451)         82
Extraordinary loss on retirement of debt,
   net of tax...............................    (17)         (13)         (4)         (13)         30         (17)
                                             ------       ------      ------       ------      ------      ------
Net income (loss)...........................  $  65        $  93       $  (6)       $ 334      $ (421)       $ 65
                                              =====        =====       =====        =====      ======        ====
(1) Includes depreciation and amortization
       expense of:.......................... $    -       $    -       $  11        $ 604      $    -       $ 615
                                             ======       ======       =====        =====      ======       =====

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (unaudited)

                           Consolidating Balance Sheet
                                  June 30, 1998

                                                                                          Non-                  Time
                                                               Time       TW            Guarantor   Elimina-    Warner
                                                              Warner   Companies TBS  Subsidiaries   tions    Consolidated
                                                              ------   --------- ---  ------------  --------  ------------
                                                                                     (millions)
ASSETS
Current assets
Cash and equivalents.......................................  $    -   $   62   $   16    $  266      $   -  $   344
Receivables, net...........................................      16       53      129     1,945         (4)   2,139
Inventories................................................       -        -       90       720          -      810
Prepaid expenses...........................................      15        4        6     1,117         (6)   1,136
                                                              -----    -----    -----   -------     ------  -------
Total current assets.......................................      31      119      241     4,048        (10)   4,429
Noncurrent inventories.....................................       -        -      142     1,665          -    1,807
Investments in and amounts due to and from
   consolidated subsidiaries...............................  16,295   14,730    9,798         -    (40,823)       -
Investments in and amounts due to and
   from Entertainment Group................................       -      960        -     5,156        (65)   6,051
Other investments..........................................     106        1       24     1,003       (611)     523
Property, plant and equipment, net.........................      57        -       45     1,905          -    2,007
Music catalogues, contracts and copyrights.................       -        -        -       878          -      878
Cable television and sports franchises.....................       -        -        -     3,171          -    3,171
Goodwill...................................................       -        -        -    12,121          -   12,121
Other assets...............................................      75      134      120       542         (8)     863
                                                             ------   ------   ------   -------     ------  -------
Total assets............................................... $16,564  $15,944  $10,370   $30,489   $(41,517) $31,850
                                                            =======  =======  =======   =======   ========  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable........................................... $    25  $     -  $    11   $   706   $      -  $   742
Participations, royalties and programming costs
   payable.................................................       -        -       30     1,116          -    1,146
Debt due within one year...................................       -        -        -        21          -       21
Other current liabilities..................................     244      314      242     1,421       (116)   2,105
                                                             ------   ------   ------   -------    -------  -------
Total current liabilities..................................     269      314      283     3,264       (116)   4,014
Long-term debt ............................................     593    7,336      747     1,239          -    9,915
Debt due to affiliates.....................................       -        -    1,647       158     (1,805)       -
Borrowings against future stock option proceeds............     525        -        -         -          -      525
Deferred income taxes......................................   3,688    3,525      243     3,768     (7,536)   3,688
Unearned portion of paid subscriptions.....................       -        -        -       714          -      714
Other liabilities..........................................     310       19       92       819          -    1,240
TW Companies-obligated mandatorily redeemable preferred
   securities of a subsidiary holding solely subordinated
   debentures of TW Companies..............................       -        -        -       575          -      575
Series M exchangeable preferred stock......................   1,859        -        -         -          -    1,859

Shareholders' equity
Due to (from) Time Warner and subsidiaries.................       -   (1,486)       -    (1,165)     2,651        -
Other shareholders' equity.................................   9,320    6,236    7,358    21,117    (34,711)   9,320
                                                            -------  -------   ------   -------    -------  -------
Total shareholders' equity.................................   9,320    4,750    7,358    19,952    (32,060)   9,320
                                                            -------  -------   ------   -------    -------  -------
Total liabilities and shareholders' equity................. $16,564  $15,944  $10,370   $30,489   $(41,517) $31,850
                                                            =======  =======  =======   =======   ========  =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (unaudited)

                           Consolidating Balance Sheet
                                December 31, 1997

                                                                                          Non-                  Time
                                                               Time       TW            Guarantor   Elimina-    Warner
                                                              Warner   Companies TBS  Subsidiaries   tions    Consolidated
                                                              ------   --------- ---  ------------  --------  ------------
                                                                                     (millions)
ASSETS
Current assets
Cash and equivalents.......................................  $    -   $  372  $     9   $   264   $      -  $   645
Receivables, net...........................................      34       82        9     2,350        (28)   2,447
Inventories................................................       -        -      112       718          -      830
Prepaid expenses...........................................      21       14        5     1,063        (14)   1,089
                                                              -----    -----    -----    ------    -------   ------
Total current assets.......................................      55      468      135     4,395        (42)   5,011
Noncurrent inventories.....................................       -        -      123     1,643          -    1,766
Investments in and amounts due to and from
   consolidated subsidiaries...............................  16,189   14,995    9,950         -    (41,134)       -
Investments in and amounts due to and
   from Entertainment Group................................       -      970        -     4,620        (41)   5,549
Other investments..........................................     106        1       24     1,957       (593)   1,495
Property, plant and equipment, net.........................      68        -       48     1,973          -    2,089
Music catalogues, contracts and copyrights.................       -        -        -       928          -      928
Cable television and sports franchises.....................       -        -        -     3,982          -    3,982
Goodwill...................................................       -        -        -    12,572          -   12,572
Other assets...............................................      54      124      118       483         (8)     771
                                                             ------   ------  -------   -------    -------  -------
Total assets............................................... $16,472  $16,558  $10,398   $32,553   $(41,818) $34,163
                                                            =======  =======  =======   =======   ========  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable........................................... $    24  $     -  $    11   $   877   $      -  $   912
Participations, royalties and programming costs
   payable.................................................       -        -       10     1,062          -    1,072
Debt due within one year...................................       -        -        -         8          -        8
Other current liabilities..................................     442      284      234     1,371         48    2,379
                                                             ------   ------    -----    ------    -------  -------
Total current liabilities..................................     466      284      255     3,318         48    4,371
Long-term debt ............................................       -    8,462      747     2,624          -   11,833
Debt due to affiliates.....................................       -        -    1,722       158     (1,880)       -
Borrowings against future stock option proceeds............     533        -        -         -          -      533
Deferred income taxes......................................   3,960    3,797      243     4,040     (8,080)   3,960
Unearned portion of paid subscriptions.....................       -        -        -       672          -      672
Other liabilities..........................................     300       20       90       596          -    1,006
TW Companies-obligated mandatorily redeemable
   preferred securities of a subsidiary holding solely
   subordinated debentures of TW Companies.................       -        -        -       575          -      575
Series M exchangeable preferred stock......................   1,857        -        -         -          -    1,857

Shareholders' equity
Due to (from) Time Warner and subsidiaries.................       -   (2,195)       -      (256)     2,451        -
Other shareholders' equity.................................   9,356    6,190    7,341    20,826    (34,357)   9,356
                                                              -----    -----    -----    ------    -------    -----
Total shareholders' equity.................................   9,356    3,995    7,341    20,570    (31,906)   9,356
                                                            -------  -------   ------   -------   --------   ------
Total liabilities and shareholders' equity................. $16,472  $16,558  $10,398   $32,553   $(41,818) $34,163
                                                            =======  =======  =======   =======   ========  =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (unaudited)

                      Consolidating Statement of Cash Flows
                     For The Six Months Ended June 30, 1998


                                                                                          Non-                  Time
                                                               Time       TW            Guarantor   Elimina-    Warner
                                                              Warner   Companies TBS  Subsidiaries   tions    Consolidated
                                                              ------   --------- ---  ------------  --------  ------------
                                                                                     (millions)
OPERATIONS
Net income.................................................    $ 39     $ 66      $21      $293      $(380)    $ 39
Adjustments for noncash and nonoperating items:
Depreciation and amortization..............................       -        -        4       585          -      589
Noncash interest expense...................................       -       29        -         -          -       29
Excess (deficiency) of distributions over equity in
   pretax income of consolidated subsidiaries..............     838     (313)     145         -       (670)       -
Excess of equity in pretax income of
   Entertainment Group over distributions..................       -        -        -         2         23       25
Changes in operating assets and liabilities................     160       91      (81)       81        (44)     207
                                                              -----     ----     ----      -----     -----     ----
Cash provided by operations................................   1,037     (127)      89       961     (1,071)     889
                                                              -----     ----     ----      ----      -----     ----
INVESTING ACTIVITIES
Investments and acquisitions...............................    (213)       -        -       139          -      (74)
Advances to parents and consolidated subsidiaries..........       -     (187)       -       (26)       213        -
Repayment of advances from consolidated subsidiaries.......      75        -        -         -        (75)       -
Capital expenditures.......................................       -        -       (7)     (221)         -     (228)
Investment proceeds........................................       -        -        -       395          -      395
                                                              -----    -----    -----      ----      -----     ----
Cash provided (used) by investing activities...............    (138)    (187)      (7)      287        138       93
                                                              -----    -----    -----      ----      -----     ----
FINANCING ACTIVITIES
Borrowings.................................................     597      496        -       514         (4)   1,603
Debt repayments............................................       -     (500)     (75)     (877)        75   (1,377)
Change in due to/from parent...............................       -       21        -      (883)       862        -
Borrowings against future stock option proceeds............     525        -        -         -          -      525
Repayments of borrowings against future stock
   option proceeds.........................................    (533)       -        -         -          -     (533)
Repurchases of Time Warner common stock....................  (1,661)       -        -         -          -   (1,661)
Dividends paid.............................................    (265)       -        -         -          -     (265)
Proceeds from the issuance of stock options and
   dividend reinvestment...................................     460        -        -         -          -      460
Other......................................................     (22)     (13)       -         -          -      (35)
                                                              -----   -------   -----     -----     ------    ------
Cash used by financing activities..........................    (899)       4      (75)   (1,246)       933   (1,283)
                                                              -----   -------   ------   -------    ------   -------
INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS.............................................       -     (310)       7         2          -     (301)
                                                             ------    ------   -----    ------     ------   -------
CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD.....................................       -      372        9       264          -      645
                                                              -----    -----    -----     -----     ------    -----
CASH AND EQUIVALENTS AT END OF PERIOD......................  $    -    $  62    $  16     $ 266     $    -    $ 344
                                                             ======    =====    =====     =====     ======    =====

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (unaudited)
                      Consolidating Statement of Cash Flows
                     For The Six Months Ended June 30, 1997

                                                                                          Non-                  Time
                                                               Time       TW            Guarantor   Elimina-    Warner
                                                              Warner   Companies TBS  Subsidiaries   tions    Consolidated
                                                              ------   --------- ---  ------------  --------  ------------
                                                                                     (millions)
OPERATIONS
Net income (loss)..........................................    $ 65     $ 93     $ (6)     $334      $(421)    $ 65
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt...................      17       13        4        13        (30)      17
Depreciation and amortization..............................       -        -       11       604          -      615
Noncash interest expense...................................       -       49        2         -          -       51
Excess of distributions over equity in pretax
   income of consolidated subsidiaries.....................     668      147      194         -     (1,009)       -
Excess (deficiency) of equity in pretax income of
   Entertainment Group over distributions..................       -        -        -      (241)        18     (223)
Changes in operating assets and liabilities................     (49)    (205)     (88)      305        (55)     (92)
                                                               -----    -----    -----   ------       ----    ------
Cash provided (used) by operations.........................     701       97      117     1,015     (1,497)     433
                                                               ----     ----     ----    ------     -------   -----
INVESTING ACTIVITIES
Investments and acquisitions...............................     (14)       -        -       (42)         -      (56)
Advance to parents and consolidated subsidiaries...........    (571)       -        -         -        571        -
Capital expenditures.......................................       -        -       (2)     (281)         -     (283)
Investment proceeds........................................       -        -        -       113          -      113
                                                              -----     ----    -----     -----     ------    -----
Cash used by investing activities..........................    (585)       -       (2)     (210)       571     (226)
                                                              ------   -----    ------    ------    ------    -----
FINANCING ACTIVITIES
Borrowings.................................................       -      699      571       340       (571)   1,039
Debt repayments............................................       -     (105)    (684)     (305)         -   (1,094)
Change in due to/from parent...............................       -     (784)       -      (713)     1,497        -
Repayments of borrowings against
   future stock option proceeds............................     (86)       -        -         -          -      (86)
Repurchases of Time Warner common stock....................     (36)       -        -         -          -      (36)
Dividends paid.............................................    (167)       -        -         -          -     (167)
Other......................................................     113       (4)       -       (16)         -       93
                                                               ----     -----   -----     ------     -----    -----
Cash used by financing activities..........................    (176)    (194)    (113)     (694)       926     (251)
                                                              ------   ------   ------    ------      ----    ------
INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS.............................................     (60)     (97)       2       111          -      (44)
CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD.....................................      62      137        -       315          -      514
                                                              -----    -----   ------     -----      -----    -----
CASH AND EQUIVALENTS AT END OF PERIOD......................  $    2    $  40   $    2     $ 426     $    -    $ 470
                                                             ======    =====   ======     =====     ======    =====

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

RESULTS OF OPERATIONS

         As more fully described herein, TWE's 1998 operating results have been affected by certain cable-related transactions, including (i) the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to Primestar, Inc., a separate holding company (the "Primestar Roll-up Transaction") and (iii) the sale or exchange of certain cable television systems. The effects of these transactions are described elsewhere herein.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


         EBITA and operating income for TWE for the three and six months ended June 30, 1998 and 1997 are as follows:



                                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                       ----------------------------   ----------------------------
                                                                        OPERATING                      OPERATING
                                                           EBITA          INCOME         EBITA           INCOME
                                                       -------------   ------------   ------------    ------------
                                                       1998     1997   1998    1997   1998    1997    1998    1997
                                                       ----     ----   ----    ----   ----    ----    ----    ----
                                                                                 (MILLIONS)

Filmed Entertainment-Warner Bros.....................  $121    $103    $ 88   $ 73   $ 240    $209    $174   $148
Broadcasting-The WB Network..........................   (23)    (19)    (24)   (19)    (61)    (39)    (63)   (39)
Cable Networks-HBO...................................   113      98     113     98     222     189     222    189
Cable(a).............................................   374     243     278    168     681     502     491    351
                                                        ---     ---     ---    ---     ---     ---     ---    ---

Total................................................  $585    $425    $455   $320  $1,082    $861    $824   $649
                                                       ====    ====    ====   ====  ======    ====    ====   ====

---------------
(a) Includes net pretax gains relating to the sale or exchange of certain cable television systems of approximately $70 million in the second quarter of 1998, and approximately $84 million and $24 million for the six months ended June 30, 1998 and 1997, respectively.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

         TWE had revenues of $2.850 billion and net income of $155 million for the three months ended June 30, 1998, compared to revenues of $2.728 billion and net income of $82 million for the three months ended June 30, 1997. As discussed more fully below, TWE's net income increased in 1998 as compared to 1997 principally due to an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers and $70 million of net gains recognized by TWE in 1998 relating to the sale or exchange of certain cable television systems), offset in part by an increase in interest expense and minority interest expense related to the TWE-A/N Transfers.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $17 million and $25 million for the three months ended June 30, 1998 and 1997, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

         Filmed Entertainment-Warner Bros. Revenues increased to $1.327 billion, compared to $1.254 billion in the second quarter of 1997. EBITA increased to $121 million from $103 million. Operating income increased to $88 million from $73 million. Revenues benefited from increases in worldwide television production and distribution, home video and consumer products licensing operations, offset in part by lower worldwide theatrical revenues. EBITA and operating income benefited principally from the revenue gains, as well as a gain on the sale of certain assets.

         Broadcasting - The WB Network. Revenues increased to $61 million, compared to $29 million in the second quarter of 1997. EBITA decreased to a loss of $23 million from a loss of $19 million. Operating losses increased to $24 million from $19 million. Revenues increased as a result of improved television ratings and the addition of a fourth night of prime-time programming in January 1998, but were offset by higher programming costs associated with the expanded programming schedule. Operating losses increased primarily as a result of a lower allocation of losses to a limited partner in the network. In October 1998, The WB Network plans to expand its prime-time programming schedule to five nights a week. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


         Cable Networks-HBO. Revenues increased to $509 million, compared to $487 million in the second quarter of 1997. EBITA and operating income increased to $113 million from $98 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, and, to a lesser extent, cost savings.

         Cable. Revenues increased to $1.084 billion, compared to $1.066 billion in the second quarter of 1997. EBITA increased to $374 million from $243 million. Operating income increased to $278 million from $168 million. The Cable division's 1998 operating results were affected by the TWE-A/N Transfers and the deconsolidation of its direct broadcast satellite operations in connection with the Primestar Roll-up Transaction. Excluding the effect of the TWE-A/N Transfers and Primestar Roll-up Transaction, revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission ("FCC") and an increase in advertising revenues. Similarly excluding the effect of the TWE-A/N Transfers and Primestar Roll-up Transaction, EBITA and operating income increased principally as a result of the revenue gains and higher net gains relating to the sale or exchange of certain cable television systems, offset in part by higher depreciation related to capital spending.

         Interest and Other, Net. Interest and other, net, was $183 million in the second quarter of 1998, compared to $139 million in the second quarter of 1997. Interest expense increased to $132 million, compared to $120 million in the second quarter of 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $51 million in the second quarter of 1998, compared to $19 million in the second quarter of 1997, principally due to higher losses from certain investments accounted for under the equity method of accounting.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         TWE had revenues of $5.760 billion and net income of $263 million for the six months ended June 30, 1998, compared to revenues of $5.328 billion and net income of $402 million for the six months ended June 30, 1997. As discussed more fully below, TWE's net income decreased in 1998 as compared to 1997 principally due to lower, net pretax gains recognized in connection with the sale or exchange of certain cable television systems in each year and the 1997 sale of TWE's interest in E! Entertainment Television, Inc. ("E! Entertainment"). Excluding the effect of these transactions, TWE's net income increased in 1998 principally as a result of an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense and minority interest expense related to the TWE-A/N Transfers.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $32 million and $37 million for the six months ended June 30, 1998 and 1997, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

         Filmed Entertainment-Warner Bros. Revenues increased to $2.637 billion, compared to $2.426 billion in the first six months of 1997. EBITA increased to $240 million from $209 million. Operating income increased to $174 million from $148 million. Revenues benefited from increases in worldwide television production and

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


distribution and consumer products licensing operations, offset in part by lower worldwide theatrical and home video revenues. EBITA and operating income benefited principally from the revenue gains.

         Broadcasting - The WB Network. Revenues increased to $106 million, compared to $53 million in the first six months of 1997. EBITA decreased to a loss of $61 million from a loss of $39 million. Operating losses increased to $63 million from $39 million. Revenues increased as a result of improved television ratings and the addition of a fourth night of prime-time programming in January 1998, but were offset by higher programming costs associated with the expanded programming schedule. Operating losses increased principally as a result of a lower allocation of losses to a limited partner in the network. In October 1998, The WB Network plans to expand its prime-time programming schedule to five nights a week. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

         Cable Networks-HBO. Revenues increased to $1.021 billion, compared to $970 million in the first six months of 1997. EBITA and operating income increased to $222 million from $189 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, and, to a lesser extent, cost savings.

         Cable. Revenues increased to $2.237 billion, compared to $2.086 billion in the first six months of 1997. EBITA increased to $681 million from $502 million. Operating income increased to $491 million from $351 million. The Cable division's 1998 operating results were affected by the TWE-A/N Transfers and the deconsolidation of its direct broadcast satellite operations in connection with the Primestar Roll-up Transaction. Excluding the effect of the TWE-/AN Transfers and Primestar Roll-up Transaction, revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising revenues. Similarly excluding the effect of the TWE-A/N Transfers and the Primestar Roll-up Transaction, EBITA and operating income increased principally as a result of the revenue gains and higher net gains relating to the sale or exchange of certain cable television systems, offset in part by higher depreciation related to capital spending.

         Interest and Other, Net. Interest and other, net, was $347 million in the first six months of 1998, compared to $10 million in the first six months of 1997. Interest expense increased to $273 million, compared to $235 million in 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $74 million in the first six months of 1998, compared to other income, net, of $225 million in the first six months of 1997, principally due to the absence of an approximate $250 million pretax gain on the sale of an interest in E! Entertainment recognized in 1997 and higher losses from certain investments accounted for under the equity method of accounting.

FINANCIAL CONDITION AND LIQUIDITY
JUNE 30, 1998

FINANCIAL CONDITION

          TWE had $6.8 billion of debt, $72 million of cash and equivalents (net debt of $6.7 billion), $225 million of preferred stock of a subsidiary, $1.2 billion of Time Warner General Partners' Senior Capital and $6.0

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


billion of partners' capital at June 30, 1998, compared to $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.3 billion of partners' capital at December 31, 1997. Net debt increased principally as a result of the TWE-A/N Transfers.

DEBT TRANSACTIONS

         In July 1998, TWE borrowed $579 million under its bank credit agreement and paid a distribution to the Time Warner General Partners relating to their Senior Capital interests.

         In April 1998, TWE consummated two previously announced transactions, consisting of the sale of TWE's 49% interest in Six Flags Entertainment Corporation and the Primestar Roll-up Transaction. As a result of these transactions, TWE reduced debt by approximately $540 million.

         In early 1998, TWE-A/N assumed approximately $1 billion of debt from TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner, in connection with the TWE-A/N Transfers. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries.

CASH FLOWS

         During the first six months of 1998, TWE's cash provided by operations amounted to $586 million and reflected $1.082 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $469 million of noncash depreciation expense and $135 million of proceeds from TWE's asset securitization program, less $260 million of interest payments, $39 million of income taxes, $36 million of corporate expenses, and $765 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $416 million in the first six months of 1997 reflected $861 million of business segment EBITA and $440 million of noncash depreciation expense, less $243 million of interest payments, $35 million of income taxes, $36 million of corporate expenses and $571 million related to an aggregate reduction in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $493 million in the first six months of 1998, compared to $425 million in the first six months of 1997, principally as a result of the effect of deconsolidating approximately $200 million of cash of Paragon Communications in connection with the TWE-A/N Transfers that has been included as a reduction of cash flows from investments and acquisitions, offset in part by a $135 million increase in proceeds from the sale of investments. Capital expenditures were $734 million in the first six months of 1998 and 1997.

         Cash used by financing activities was $343 million in the first six months of 1998, compared to cash provided by financing activities of $86 million in the first six months of 1997, principally as a result of the absence of $243 million of aggregate net proceeds from the issuance of preferred stock of a subsidiary in the first quarter of 1997 and a $95 million increase in distributions paid to Time Warner, offset in part by an increase in debt used to fund cash distributions to Time Warner.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



         Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

         Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $666 million in the six months ended June 30, 1998, compared to $662 million the six months ended June 30, 1997. For the full year of 1998, cable capital spending is expected to be comparable to 1997 levels, with approximately $700 million budgeted for the remainder of 1998. Capital spending by TWE's Cable division is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, TWE-A/N and Time Warner. Management expects to continue to finance such level of investment through cable operating cash flow and the development of new revenue streams from expanded programming options, high-speed Internet access and other services.

CABLE FINANCING STRATEGY

         Time Warner's and TWE's cable financing strategy is to continue to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of its cable television systems and develop new services, while pursuing opportunities to reduce either existing debt and/or their share of future funding requirements related to the cable television business and related ancillary businesses. Consistent with this strategy, Time Warner, TWE and TWE-A/N have completed a series of transactions in 1998, as discussed more fully below.

Business Telephony Reorganization

         In July 1998, Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations (the "Business Telephony Reorganization") by combining such operations into a single entity that is intended to be self-financing. This entity, named Time Warner Telecom LLC ("TW Telecom"), is a competitive local exchange carrier (CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. Time Warner, MediaOne Group, Inc. ("MediaOne," formerly U S WEST, Inc.) and the Advance/Newhouse Partnership ("Advance/Newhouse"), a limited partner in TWE-A/N, own interests in TW Telecom of 61.95%, 18.88% and 19.17%, respectively. As a result of the Business Telephony Reorganization, TWE and TWE-A/N do not have continuing equity interests in these business telephony operations.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Road Runner Joint Venture

         In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses (the "Road Runner'TM' Joint Venture"). In exchange for contributing their existing high-speed Internet access businesses, Time Warner received an 11.25% common equity interest in the Road Runner Joint Venture, TWE received a 25% interest, TWE-A/N received a 32.5% interest and MediaOne received a 31.25% interest. In exchange for Microsoft and Compaq each contributing $212.5 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest which, upon conversion, will dilute each of the common equity holders' interests accordingly. Each of TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

         The aggregate $425 million of capital contributed by Microsoft and Compaq is expected to be used by the Road Runner Joint Venture to continue to expand the roll out of high-speed Internet access services. In addition, as a result of Time Warner Cable being a retailer of the Road Runner business in its franchise areas whereby Time Warner Cable's technologically advanced, high-capacity cable architecture will be used to provide these high-speed Internet access services, Time Warner Cable will initially retain 70% of the subscription revenues and 30% of the national advertising and transactional revenues generated from the delivery of these on-line services to its cable subscribers. Time Warner Cable's share of these revenues is expected to change periodically to 75% of subscription revenues and 25% of national advertising and transactional revenues by 2006.

Primestar Roll-up Transaction

         In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a separate holding company. New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TCI Satellite Entertainment, Inc. and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received an approximate 24% equity interest in New Primestar and realized approximately $240 million of debt reduction. TWE deconsolidated the DBS Operations effective as of April 1, 1998 and the equity interest in New Primestar received in this transaction is being accounted for under the equity method of accounting.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



WARNER BROS. BACKLOG

         Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $2.225 billion at June 30, 1998, compared to $2.126 billion at December 31, 1997 (including amounts relating to TWE's cable television networks of $222 million and $238 million, respectively, and to Time Warner's cable television networks of $568 million and $481 million, respectively).

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

YEAR 2000 TECHNOLOGY PREPAREDNESS

         TWE, like most large companies, depends on many different computer systems and other chip-based devices for the continuing conduct of its business. Older computer programs, computer hardware and chip-based devices may fail to recognize dates beginning on January 1, 2000 as being valid dates, and as a result may fail to operate or may operate improperly when such dates are introduced.

         TWE's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of TWE, and technological operations dependent in some way on one or more third parties. The majority of TWE's exposure to potential Year 2000 problems is in the latter area. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on TWE.

         In the former area, technological operations in the sole control of TWE, TWE is engaged in a thorough process involving the identification and remediation of affected technological functions. TWE has generally completed the process of identifying significant potential Year 2000 difficulties and has an action plan in place to address them. At present, it is anticipated that the action plan will be successfully completed in all material respects in advance of January 1, 2000, and that its cost to TWE will not be material.

         In the latter area, technological operations dependent in some way on one or more third parties, the situation is much less in TWE's ability to predict or control, although TWE has in place an extensive system to test for and attempt to resolve potential Year 2000 difficulties. TWE's business is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. In some cases, TWE's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. For example, in a situation endemic to the cable industry, much of TWE's headend equipment that controls cable set-top boxes is presently not Year 2000 compliant. The box manufacturers are working with cable industry groups towards a solution that is presently expected to be implemented successfully before the end of 1999;

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



however, that process is not within TWE's control. In other cases, TWE's third party dependence is on suppliers of products or services that are themselves computer-intensive. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that result in the interruption of its signal, TWE will be unable to provide that signal to its cable customers. Moreover, TWE is dependent, like all large companies, on the continued functioning of basic, heavily computerized services such as banking and telephony. TWE is making considerable efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, but cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to TWE of non-compliance by those third parties or of securing such services from compliant third parties. However, TWE believes that it is in no worse position, and likely a better one, than most U.S.-based companies of its size with respect to the potential for Year 2000 problems and their impact.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

         The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This filing, together with management's public commentary related thereto, contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow and forecasting ongoing debt reduction. Words such as "anticipate", "estimate", "expects", "projects", "intends", "plans", "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements despite such changes.

         TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political, social conditions in the countries in which they operate, consumer demand for their products and services and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings and:

     For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS; increases in government regulation of cable or equipment rates or other terms of service (or any failure to reduce rate regulation as is presently mandated by statute) or opposition to franchise renewals; the failure of new equipment (such as digital set-top boxes) or services to function properly, to appeal to enough consumers or to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

     For TWE's cable programming and television businesses, greater than expected programming or production costs; public and cable operator resistance to price increases to offset higher programming costs (and the negative impact on premium programmers of increases in basic cable rates); the sensitivity of advertising to

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



     economic cyclicality; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

     For TWE's film and television businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; increases in production costs generally; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

         In addition, TWE's overall financial strategy, including improved financial ratios and a strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, Year 2000 compliance failures and changes in TWE's plans, strategies and intentions.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                                              JUNE 30,   DECEMBER 31,
                                                                                                1998         1997
                                                                                              --------     -------
                                                                                                    (MILLIONS)
ASSETS
CURRENT ASSETS
Cash and equivalents........................................................................ $     72      $   322
Receivables, including $556 and $385 million due from Time Warner,
    less allowances of $410 and $424 million................................................    2,199        1,914
Inventories.................................................................................    1,226        1,204
Prepaid expenses............................................................................      183          182
                                                                                                  ---          ---

Total current assets........................................................................    3,680        3,622

Noncurrent inventories......................................................................    2,364        2,254
Loan receivable from Time Warner............................................................      400          400
Investments.................................................................................      543          315
Property, plant and equipment...............................................................    6,360        6,557
Cable television franchises.................................................................    4,061        3,063
Goodwill....................................................................................    4,114        3,859
Other assets................................................................................      631          661
                                                                                               ------         ----

Total assets................................................................................  $22,153      $20,731
                                                                                              =======      =======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable............................................................................ $    864      $ 1,123
Participations and programming costs payable................................................    1,340        1,176
Debt due within one year....................................................................        7            8
Other current liabilities, including $274 and $184 million due to Time Warner...............    1,653        1,667
                                                                                              -------       ------

Total current liabilities...................................................................    3,864        3,974

Long-term debt..............................................................................    6,771        5,990
Other long-term liabilities, including $740 and $477 million due to Time Warner.............    2,670        1,873
Minority interests..........................................................................    1,477        1,210
Preferred stock of subsidiary holding solely a mortgage note of its parent..................      225          233
Time Warner General Partners' Senior Capital................................................    1,163        1,118

PARTNERS' CAPITAL
Contributed capital.........................................................................    7,537        7,537
Undistributed partnership earnings (deficit)................................................   (1,554)      (1,204)
                                                                                               ------        -----

Total partners' capital.....................................................................    5,983        6,333
                                                                                               ------        -----

Total liabilities and partners' capital.....................................................  $22,153      $20,731
                                                                                              =======      =======



See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                           THREE MONTHS             SIX MONTHS
                                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                                      -------------------       -----------------
                                                                        1998        1997        1998        1997
                                                                      -------------------       -----------------
                                                                                        (MILLIONS)

Revenues (a).......................................................   $2,850       $2,728      $5,760      $5,328
                                                                      ------       ------      ------      ------

Cost of revenues (a)(b)............................................    1,806        1,782       3,752       3,447
Selling, general and administrative (a)(b).........................      589          626       1,184       1,232

                                                                      ------       ------      ------      ------

Operating expenses.................................................    2,395        2,408       4,936       4,679
                                                                      ------       ------      ------      ------

Business segment operating income..................................      455          320         824         649
Interest and other, net (a)........................................     (183)        (139)       (347)        (10)
Minority interest..................................................      (82)         (56)       (146)       (164)
Corporate services (a).............................................      (18)         (18)        (36)        (36)
                                                                      ------       ------      ------      ------

Income before income taxes.........................................      172          107         295         439
Income taxes.......................................................      (17)         (25)        (32)        (37)
                                                                      ------       ------      ------      ------

Net income.........................................................   $  155       $   82      $  263      $  402
                                                                      ======       ======      ======      ======


---------------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the three and six months ended June 30, 1998, respectively, and for the corresponding periods in the prior year: revenues-$118 million and $247 million in 1998, $55 million and $121 million in 1997; cost of revenues-$(55) million and $(93) million in 1998, $(26) million and $(36) million in 1997; selling, general and administrative-$(3) million and $(2) million in 1998, $21 million and $40 million in 1997; interest and other, net-$3 million and $5 million in 1998, $5 million and $17 million in 1997; and corporate services-$(18) million and $(36) million in each of 1998 and 1997.

(b) Includes depreciation and amortization expense of:.............     $356         $328        $727        $652
                                                                        ====         ====        ====        ====






See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     SIX MONTHS
                                                                                                   ENDED JUNE 30,
                                                                                                 ----------------
                                                                                                 1998        1997
                                                                                                 ----        ----
                                                                                                    (MILLIONS)
OPERATIONS
Net income..................................................................................     $263      $  402
Adjustments for noncash and nonoperating items:
Depreciation and amortization...............................................................      727         652
Changes in operating assets and liabilities.................................................     (404)       (638)
                                                                                                 ----       -----

Cash provided by operations.................................................................      586         416
                                                                                                 ----       -----

INVESTING ACTIVITIES
Investments and acquisitions................................................................     (265)        (62)
Capital expenditures........................................................................     (734)       (734)
Investment proceeds.........................................................................      506         371
                                                                                                 ----       -----

Cash used by investing activities...........................................................     (493)       (425)
                                                                                                 ----       -----

FINANCING ACTIVITIES
Borrowings..................................................................................      503         428
Debt repayments.............................................................................     (492)       (323)
Issuance of preferred stock of subsidiary...................................................        -         243
Capital distributions.......................................................................     (298)       (203)
Other.......................................................................................      (56)        (59)
                                                                                                 ----       -----

Cash provided (used) by financing activities................................................     (343)         86
                                                                                                 ----       -----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................................................     (250)         77

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................................................      322         216
                                                                                                 ----       -----

CASH AND EQUIVALENTS AT END OF PERIOD.......................................................     $ 72        $293
                                                                                                 ====       =====




See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                  (UNAUDITED)



                                                                                                   SIX MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                               -----------------
                                                                                               1998         1997
                                                                                               ----        -----
                                                                                                   (MILLIONS)
BALANCE AT BEGINNING OF YEAR................................................................   $6,333      $6,574

Net income..................................................................................      263         402
Other comprehensive income (loss)...........................................................      (16)        (14)
                                                                                                -----       -----
Comprehensive income........................................................................      247         388

Distributions...............................................................................     (552)       (369)
Allocation of income to Time Warner General Partners' Senior Capital........................      (45)        (62)
                                                                                                -----       -----

BALANCE AT JUNE 30,.........................................................................   $5,983      $6,531
                                                                                               ======      ======





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

         The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 5). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $130 million and $105 million in the three months ended June 30, 1998 and 1997, respectively and $258 million and $212 million for the six months ended June 30, 1998 and 1997, respectively.

         Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"), formerly U S WEST, Inc. Certain of Time Warner's subsidiaries are the general partners of TWE ("Time Warner General Partners").

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

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), effective for years beginning after June 15, 1999, with early application encouraged. The new rules establish standards requiring that all derivative financial instruments, such as foreign exchange contracts, be recognized and measured at fair value regardless of the purpose or intent for holding them.
TWE plans to adopt FAS 133 effective as of July 1, 1998, and it is not expected that the adoption will have a material effect on TWE's financial statements.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                             (UNAUDITED)


2. ACQUISITIONS AND DISPOSITIONS

CABLE TRANSACTIONS

         In addition to continuing to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of their cable television systems and develop new services, Time Warner, TWE and the TWE-Advance/Newhouse Partnership ("TWE-A/N") have completed a series of transactions in 1998 related to the cable television business and related ancillary businesses that either reduced existing debt and/or TWE's share of future funding requirements for such businesses. These transactions are discussed more fully below.

BUSINESS TELEPHONY REORGANIZATION

         In July 1998, in an effort to combine their business telephony operations into a single entity that is intended to be self-financing, Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations (the "Business Telephony Reorganization"), whereby (i) the operations conducted by Time Warner, TWE and TWE-A/N were each contributed to a new holding company named Time Warner Telecom LLC ("TW Telecom"), and then (ii) TWE's and TWE-A/N's interests in TW Telecom were distributed to their partners, Time Warner, MediaOne and Advance/Newhouse. TW Telecom is a competitive local exchange carrier (CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. As a result of the Business Telephony Reorganization, Time Warner, MediaOne and Advance/Newhouse own interests in TW Telecom of 61.95%, 18.88% and 19.17%, respectively. TWE and TWE-A/N do not have continuing equity interests in these business telephony operations. TWE and TWE-A/N recorded the distribution of their business telephony operations to their respective partners based on the approximate $235 million historical cost of the net assets.

ROAD RUNNER JOINT VENTURE

         In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft) and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed internet access businesses (the "Road Runner'TM' Joint Venture"). In exchange for contributing their existing high-speed Internet access businesses, Time Warner received a common equity interest in the Road Runner Joint Venture of 11.25%, TWE received a 25% interest, TWE-A/N received a 32.5% interest and MediaOne received a 31.25% interest. In exchange for Microsoft and Compaq each contributing $212.5 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 9% by Time Warner, 20% by TWE, 26% by TWE-A/N, 25% by MediaOne, 10% by Microsoft and 10% by Compaq. Each of TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

Primestar

         In April 1998, TWE and Advance/Newhouse, a limited partner in TWE-A/N, transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in

                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               (Unaudited)


Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a separate holding company. New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TCI Satellite Entertainment, Inc. and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received an approximate 24% equity interest in New Primestar and realized approximately $240 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse received an approximate 6% equity interest in New Primestar. As a result of this transaction, effective as of April 1, 1998, TWE deconsolidated the DBS Operations and the 24% equity interest in New Primestar received in the transaction is being accounted for under the equity method of accounting. This transaction is referred to herein as the "Primestar Roll-up Transaction".

         In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited ("News Corp."), MCI Telecommunications Corporation ("MCI") and American Sky Broadcasting LLC ("ASkyB"), pursuant to which New Primestar would acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the "Primestar ASkyB Transaction"). In exchange for such assets, ASkyB would receive non-voting securities of New Primestar that would be convertible into non-voting common stock of New Primestar and, accordingly, would reduce TWE's equity interest in New Primestar to approximately 16% on a fully diluted basis. In May 1998, the U.S. Department of Justice brought a civil action against Primestar, each of its cable owners, including TWE, and News Corp. and MCI, to enjoin on antitrust grounds the Primestar ASkyB Transaction. The parties have had discussions with the U.S. Department of Justice in an attempt to restructure the transaction and reach a resolution on such matters, but there can be no assurance that an agreement can be reached or that necessary governmental and regulatory approvals will be obtained.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                              (UNAUDITED)


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

         On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, TWE would have reported for the three and six months ended June 30, 1997, respectively, revenues of $2.742 billion and $5.358 billion, depreciation expense of $225 million and $443 million, operating income before noncash amortization of intangible assets of $455 million and $920 million, operating income of $334 million and $676 million, and net income of $82 million and $400 million.

Sale or Exchange of Cable Television Systems

In 1998 and 1997, in an effort to enhance their geographic clustering of cable television properties, TWE sold or exchanged various cable television systems. As a result of these transactions, TWE recognized net, pretax gains of approximately $70 million for the three months ended June 30, 1998, and approximately $84 million and $24 million for the six months ended June 30, 1998 and 1997, respectively. Such amounts have been included in operating income in the accompanying consolidated statement of operations.

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

E! ENTERTAINMENT TELEVISION, INC.

         In March 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in the accompanying consolidated statement of operations for the six months ended June 30, 1997.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                             (UNAUDITED)


3. INVENTORIES

         TWE's inventories consist of:


                                                                            JUNE 30, 1998         DECEMBER 31, 1997
                                                                       ----------------------   ---------------------
                                                                       CURRENT     NONCURRENT   CURRENT    NONCURRENT
                                                                       -------     ----------   -------    ----------
                                                                                        (MILLIONS)
Film costs:
   Released, less amortization.....................................   $  487      $   686       $ 545       $ 658
   Completed and not released......................................      241           67         170          50
   In process and other............................................       59          701          27         595
   Library, less amortization......................................        -          586           -         612
Programming costs, less amortization...............................      366          324         382         339
Merchandise........................................................       73            -          80           -
                                                                      ------       ------      ------      ------
Total..............................................................   $1,226       $2,364      $1,204      $2,254
                                                                      ======       ======      ======      ======

4. PARTNERS' CAPITAL

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

         During the six months ended June 30, 1998, TWE accrued $138 million of tax-related distributions and $414 million of stock option distributions, based on closing prices of Time Warner common stock of $85.44 at June 30, 1998 and $62.00 at December 31, 1997. During the six months ended June 30, 1997, TWE accrued $192 million of tax-related distributions and $177 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. In the six months ended June 30, 1998, TWE paid distributions to the Time Warner General Partners in the amount of $298 million, consisting of $138 million of tax-related distributions and $160 million of stock option related distributions. In the six months ended June 30, 1997, TWE paid the Time Warner General Partners distributions in the amount of $203 million, consisting of $192 million of tax-related distributions and $11 million of stock option related distributions. In July 1998, TWE borrowed $579 million under its bank credit agreement and paid a distribution to the Time Warner General Partners relating to their Senior Capital interests.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                             (UNAUDITED)



5. SEGMENT INFORMATION

         TWE classifies its businesses into three fundamental areas:
Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

         Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The operating results of TWE's cable segment reflects the TWE-A/N Transfers effective as of January 1, 1998 and the Primestar Roll-up Transaction effective as of April 1, 1998.

         Information as to the operations of TWE in different business segments is set forth below.


                                                                         THREE MONTHS               SIX MONTHS
                                                                        ENDED JUNE 30,            ENDED JUNE 30,
                                                                     -------------------      ------------------
                                                                       1998        1997        1998        1997
                                                                     -------      ------      ------      ------
                                                                                        (MILLIONS)
REVENUES
Filmed Entertainment-Warner Bros...................................   $1,327       $1,254      $2,637      $2,426
Broadcasting-The WB Network........................................       61           29         106          53
Cable Networks-HBO.................................................      509          487       1,021         970
Cable..............................................................    1,084        1,066       2,237       2,086
Intersegment elimination...........................................     (131)        (108)       (241)       (207)
                                                                      ------       ------      ------      ------
Total..............................................................   $2,850       $2,728      $5,760      $5,328
                                                                      ======       ======      ======      ======

                                                                         THREE MONTHS              SIX MONTHS
                                                                        ENDED JUNE 30,           ENDED JUNE 30,
                                                                     -------------------      ------------------
                                                                       1998        1997        1998        1997
                                                                     -------      ------      ------      ------
                                                                                        (MILLIONS)
EBITA(1)
Filmed Entertainment-Warner Bros...................................   $121         $103      $  240        $209
Broadcasting-The WB Network........................................    (23)         (19)        (61)        (39)
Cable Networks-HBO.................................................    113           98         222         189
Cable(2)...........................................................    374          243         681         502
                                                                      ----         ----      ------        ----
Total..............................................................   $585         $425      $1,082        $861
                                                                      ====         ====      ======        ====

---------------
(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income for the three and six months ended June 30, 1998, respectively, and for the corresponding periods in the prior year was $455 million and $824 million in 1998 and $320 million and $649 million in 1997.

(2) Includes net pretax gains relating to the sale or exchange of certain cable television systems of approximately $70 million recognized in the second quarter of 1998, and approximately $84 million and $24 million for the six months ended June 30, 1998 and 1997, respectively.

                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                               (Unaudited)



                                                                           THREE MONTHS             SIX MONTHS
                                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                                        -----------------       -----------------
                                                                        1998         1997       1998         1997
                                                                        ----         ----       ----         ----
                                                                                         (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment-Warner Bros...................................     $ 38         $ 41        $ 78        $ 81
Broadcasting-The WB Network........................................        -            1           -           1
Cable Networks-HBO.................................................        5            5          10          10
Cable..............................................................      183          176         381         348
                                                                        ----         ----        ----        ----
Total..............................................................     $226         $223        $469        $440
                                                                        ====         ====        ====        ====

                                                                           THREE MONTHS             SIX MONTHS
                                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                                        -----------------       -----------------
                                                                        1998         1997       1998         1997
                                                                        ----         ----       ----         ----
                                                                                         (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS (1)
Filmed Entertainment-Warner Bros...................................     $ 33         $ 30        $ 66        $ 61
Broadcasting-The WB Network........................................        1            -           2           -
Cable Networks-HBO.................................................        -            -           -           -
Cable..............................................................       96           75         190         151
                                                                        ----         ----        ----        ----
Total..............................................................     $130         $105        $258        $212
                                                                        ====         ====        ====        ====

--------------
(1) Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

6. COMMITMENTS AND CONTINGENCIES

         Pending legal proceedings are substantially limited to litigation incidental to the businesses of TWE. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of TWE.

7. ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:

                                                          SIX MONTHS
                                                        ENDED JUNE 30,
                                                      -----------------
                                                      1998         1997
                                                      ----         ----
                                                          (MILLIONS)
Interest expense.................................     $273        $235
Cash payments made for interest..................      260         243
Cash payments made for income taxes, net.........       39          35
Noncash capital distributions....................      414         177

         Noncash investing activities in the first six months of 1998 included the TWE-A/N Transfers, the Primestar Roll-up Transaction and the exchange of certain cable television systems (Note 2). During the six months ended June 30, 1998, TWE received $135 million of proceeds under its asset securitization program.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

         On May 12, 1998, the U.S. Department of Justice brought a civil action in the United States District Court for the District of Columbia against Primestar, Inc. ("Primestar"), each of its cable company owners, including TWE, and The News Corporation Limited and MCI Telecommunications Corporation, to enjoin on antitrust grounds Primestar's proposed acquisition of certain assets relating to the high-power, direct broadcast satellite business of American Sky Broadcasting LLC. For further information with respect to such proposed acquisition, see Footnote 2 "Cable Transactions," to Time Warner's consolidated financial statements included herein.

         Reference is made to the fifteen TBS shareholder actions filed in Georgia in connection with the TBS Transaction described on pages I-37 and I-38 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"). On June 10, 1998, the Georgia Court of Appeal affirmed the lower court's grant of defendants' motion for summary judgment on plaintiffs' fourth amended complaint and defendants' motion for final judgment on plaintiffs' third amended complaint. Plaintiffs have not sought reargument or further appeal within the time allotted; this matter is therefore concluded.

         On September 13, 1995, Francis Ford Coppola, Fred Fuchs and FFC, Inc. ("Coppola") filed a lawsuit in the Superior Court of California, County of Los Angeles, against Warner Bros. entitled Coppola v. Warner Bros., alleging that Warner Bros. unlawfully interfered with Coppola's efforts to develop with another film studio a previously unproduced film project based on "Pinocchio." Among other things, Coppola asked that the Court declare that any prior agreement between Coppola and Warner Bros. to produce the film was void or that it be rescinded. In 1997, the Court granted the plaintiffs' motion to declare that any alleged agreement between Warner Bros. and Coppola was void under the Copyright Act's statute of frauds provision. On June 1, 1998 the case went to trial and on July 2, 1998, the jury found in Coppola's favor with respect to the interference claims and awarded $20 million compensatory damages; on July 9, 1998, the jury awarded $60 million in punitive damages for these claims.
Warner Bros. intends to move for judgment notwithstanding the verdict and for a new trial, which motions will be decided no later than 60 days after judgment is entered. If the motions are denied, Warner Bros. intends to appeal the jury verdict.

         Reference is made to the litigation entitled Samuel D. Moore, et al. v. American Federation of Television and Radio Artists, et al., described on pages I-36 and I-37 of the 1997 Form 10-K. By Order dated June 22, 1998, the Court granted plaintiffs' motion to certify its Order denying class certification for appeal to the 11th Circuit Court of Appeals, and granted plaintiffs' motion for entry of judgment pursuant to Rule 54(b) on the ERISA claims against the Record Company Defendants. Based on the Court's Order, plaintiffs have filed a motion with the 11th Circuit Court of Appeals seeking interlocutory review of the Court's Order denying class certification, which motion was opposed by the Record Company Defendants.

         Reference is made to the purported class action entitled Ottinger & Silvey, et. al., v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc., and Polygram Group Distribution, Inc. described on page I-39 of the 1997 Form 10-K. On May 11, 1998, Warner Elektra Atlantic Corporation and other defendants filed a motion to dismiss the complaint for failure to state a cause of action.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         (a) The Annual Meeting of Stockholders of Time Warner was held on May 14, 1998 (the "1998 Annual Meeting").

         (b) The following were elected directors of Time Warner at the 1998 Annual Meeting:

                  Merv Adelson
                  J. Carter Bacot
                  Stephen F. Bollenbach
                  John C. Danforth
                  Beverly Sills Greenough
                  Gerald Greenwald
                  Carla A. Hills
                  Gerald M. Levin
                  Reuben Mark
                  Michael A. Miles
                  Richard D. Parsons
                  R. E. Turner
                  Francis T. Vincent, Jr.

         (c) The following matters were voted upon at the 1998 Annual Meeting:

                  (i)   Election of directors for terms expiring in 1998:

                                                                                              Broker
                                                          For               Withheld         Non-Votes
                                                          ---               --------         ---------
                  Merv Adelson                       485,869,848           3,251,849             0
                  J. Carter Bacot                    486,212,414           2,909,283             0
                  Stephen F. Bollenbach              486,209,353           2,912,344             0
                  John C. Danforth                   486,116,915           3,004,782             0
                  Beverly Sills Greenough            485,838,218           3,283,479             0
                  Gerald Greenwald                   486,256,067           2,865,630             0
                  Carla A. Hills                     486,110,015           3,011,682             0
                  Gerald M. Levin                    485,892,172           3,229,525             0
                  Reuben Mark                        486,219,783           2,901,914             0
                  Michael A. Miles                   486,004,035           3,117,662             0
                  Richard D. Parsons                 486,152,557           2,969,140             0
                  R. E. Turner                       486,166,621           2,955,076             0
                  Francis T. Vincent, Jr.            485,994,809           3,126,888             0

                  (ii) Approval of the appointment of Ernst & Young LLP as independent auditors of Time Warner for 1998:

                                                                        Broker
                   Votes For        Votes Against     Abstentions     Non-Votes
                   ---------        -------------     -----------     ---------
                  487,219,458         521,459           810,159           0

         (d) Not applicable.

ITEM 5.  OTHER INFORMATION.

         Time Warner's By-laws establish an advance notice procedure with regard to stockholder proposals to be brought before an annual meeting of stockholders that are not included in Time Warner's proxy statement. To be presented at Time Warner's 1999 annual meeting, notice of such a proposal must be received by the Secretary of the Company after January 14, 1999 but no later than March 4, 1999 and must contain specified information concerning the matters to be brought before such meeting and concerning the stockholder proposing such matters. If the date of the annual meeting is more than 30 days earlier or more than 60 days later than May 14, 1999, notice must be received not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 70th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made.

         Stockholder proposals that the proponent wishes to have included in Time Warner's proxy statement for consideration at the 1999 annual meeting are covered by separate procedures as described in Time Warner's proxy statement for its 1998 annual meeting and must generally be submitted to the Secretary of the Company no later than November 23, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

         (b) Reports on Form 8-K.

         No Current Report on Form 8-K was filed by Time Warner during the quarter ended June 30, 1998.

                                TIME WARNER INC.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TIME WARNER INC.
                                            (Registrant)

                                        By: /s/ Richard J. Bressler
                                            ------------------------------------
                                        Name:  Richard J. Bressler
                                        Title: Executive Vice President and
                                               Chief Financial Officer

Dated: August 10, 1998

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulations S-K

Exhibit No.                Description of Exhibit
-----------                ----------------------
4                 Indenture dated as of June 1, 1998 among the Registrant, Time
                  Warner Companies, Inc., Turner Broadcasting System, Inc. and
                  The Chase Manhattan Bank, as Trustee.

27                Financial Data Schedule.