Form 10-Q
period 1998-09-30
TIME WARNER INC/
filed 1998-11-12
CIK 1021387

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 1998, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock - $.01 par value                          556,423,784
Series LMCN-V Common Stock - $.01 par value                   57,061,942
-------------------------------------------                   ----------
        Description of Class                              Shares Outstanding
                                                        as of October 31, 1998

                              TIME WARNER INC. AND
                     TIME WARNER ENTERTAINMENT COMPANY, L.P.

                               INDEX TO FORM 10-Q

                                                                      Page
                                                                      ----
                                                                 Time
                                                                 Warner    TWE
                                                                 ------    ---

PART I.  FINANCIAL INFORMATION
    Management's discussion and analysis of results of operations
       and financial condition...................................    1      47
    Consolidated balance sheets at September 30, 1998 and
       December 31, 1997.........................................   21      58
    Consolidated statements of operations for the three and
       nine months ended September 30, 1998 and 1997.............   22      59
    Consolidated statements of cash flows for the nine
       months ended September 30, 1998 and 1997..................   23      60
    Consolidated statement of shareholders' equity and
       partnership capital for the nine
       months ended September 30, 1998 and 1997..................   24      61
    Notes to consolidated financial statements...................   25      62
    Supplementary information....................................   39


PART II.  OTHER INFORMATION......................................   70

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

RESULTS OF OPERATIONS

      As more  fully  described  herein,  Time  Warner's  and the  Entertainment
Group's  1998  operating  results  have been  affected by certain  cable-related transactions, including (i) the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to Primestar, Inc., a separate holding company (the "Primestar Roll-up Transaction"), (iii) the reorganization of Time Warner Cable's business telephony operations (the "Business Telephony Reorganization"), (iv) the formation of a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses (the "Road Runner Joint Venture") and (v) the sale or exchange of certain cable television systems. The effects of these transactions are described elsewhere herein.

      EBITA and operating income for Time Warner and the Entertainment Group for the three and nine months ended September 30, 1998 and 1997 are as follows:



                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                           --------------------------------        -------------------------------
                                              EBITA           Operating Income           EBITA          Operating Income
                                              -----           ----------------           -----          ----------------
                                          1998       1997      1998       1997       1998       1997      1998      1997
                                          ----       ----      ----       ----       ----       ----      ----      ----
                                                                            (millions)
Time Warner:
Publishing                             $   112    $    98    $  102       $ 87      $ 373     $  331    $  346     $ 303
Music                                       99         90        30         17        288        314        80        99
Cable Networks-TBS                         154        128       104         83        505        407       355       267
Filmed Entertainment-TBS                    71         68        47         42         94        103        30        36
Cable                                       81        107        33         38        229        316        79       108
Intersegment elimination                    (1)        (4)       (1)        (4)       (21)       (11)      (21)      (11)
                                       -------    -------   -------    -------    -------    -------   -------   -------

Total                                  $   516    $   487    $  315       $263     $1,468     $1,460    $  869     $ 802
                                       =======    =======    ======    =======    =======    =======   =======   =======

Entertainment Group:
Filmed Entertainment-Warner Bros       $   162    $   106    $  129       $ 75     $  403     $  320     $ 304     $ 229
Broadcasting-The WB Network                (17)       (21)      (17)       (21)       (78)       (60)      (80)      (60)
Cable Networks-HBO                         117        102       117        102        339        291       339       291
Cable (a)                                  336        257       240        179      1,017        759       731       530
                                       -------    -------   -------    -------    -------    -------   -------   -------

Total                                  $   598    $   444    $  469       $335     $1,681    $ 1,311    $1,294     $ 990
                                       =======    =======   =======    =======    =======    ========  =======   =======
-------
(a)Includes net pretax gains  recognized in connection with the sale or exchange of certain  cable  television  systems of  approximately  $6 million  and $16 million for the three months ended September 30, 1998 and 1997, respectively, and  approximately  $90 million  and $40  million  for the nine months  ended
   September 30, 1998 and 1997, respectively.


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Time Warner had revenues of $3.578 billion and net income of $39 million ($.06 loss per common share after preferred dividend requirements) for the three months ended September 30, 1998, compared to revenues of $3.231 billion, a loss of $28 million before an extraordinary loss on the retirement of debt ($.19 loss per common share after preferred dividend requirements) and a net loss of $35 million ($.20 loss per common share) for the three months ended September 30, 1997. Time Warner's equity in the pretax income of the Entertainment Group was $164 million for the three months ended September 30, 1998, compared to $96 million for the three months ended September 30, 1997.

      Time Warner's net income increased to $39 million for the three months ended September 30, 1998, compared to a net loss of $35 million for the three months ended September 30, 1997. As discussed more fully below, this increase principally resulted from an overall increase in business segment operating income, higher income from Time Warner's equity in the pretax income of the Entertainment Group, lower interest expense associated with Time

Warner's debt reduction efforts and the TWE-A/N Transfers, and the absence of a $7 million extraordinary loss on the retirement of debt recognized in 1997. The positive effect of these increases was offset in part by higher losses from certain investments accounted for under the equity method of accounting and lower gains on foreign exchange contracts.

      The Entertainment Group had revenues of $3.222 billion and net income of $173 million for the three months ended September 30, 1998, compared to revenues of $2.857 billion and net income of $80 million for the three months ended September 30, 1997. As discussed more fully below, the Entertainment Group's net income increased in 1998 as compared to 1997 principally due to an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense associated with the TWE-A/N Transfers, higher losses from certain investments accounted for under the equity method of accounting and lower gains on foreign exchange contracts.

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

Time Warner

      Publishing. Revenues increased to $1.076 billion, compared to $1.027 billion in the third quarter of 1997. EBITA increased to $112 million from $98 million. Operating income increased to $102 million from $87 million. Revenues benefited primarily from significant increases in magazine advertising revenues, as well as increases in magazine circulation revenues. Contributing to the revenue gains were increases achieved by People, Sports Illustrated, Fortune and In Style. EBITA and operating income increased principally as a result of the revenue gains, cost savings and gains on the sale of certain assets, offset in part by lower results from direct marketing operations.

      Music. Revenues increased to $938 million, compared to $880 million in the third quarter of 1997. EBITA increased to $99 million from $90 million. Operating income increased to $30 million from $17 million. Revenues benefited from an increase in domestic and international recorded music sales principally relating to higher compact disc sales of a broad range of popular releases from new and established artists and movie soundtracks, as well as lower returns of product. At the end of September 1998, the Music division had a leading domestic market share of 20%, as measured by SoundScan. EBITA and operating income increased principally as a result of the revenue gains, offset in part by lower results from direct marketing operations.

      Cable Networks-TBS. Revenues increased to $825 million, compared to $748 million in the third quarter of 1997. EBITA increased to $154 million from $128 million. Operating income increased to $104 million from $83 million. Revenues benefited from an increase in subscription and advertising revenues. The increase in subscription revenues principally related to the conversion of TBS Superstation from an advertiser-supported broadcast superstation to a copyright-paid, cable television service, which allows TBS Superstation to charge cable operators for the right to carry its cable television programming. Subscription revenues also increased as a result of an increase in subscriptions, primarily at CNN, Cartoon Network, TNT/Cartoon Europe and Turner Classic

Movies, and higher rates. The increase in advertising revenues was due to a strong overall advertising market for most of the division's networks, including Cartoon Network, TNT/Cartoon Europe and CNN Headline News. These advertising and subscription revenue increases more than offset reductions attributable to the absence of National Football League programming on TNT. EBITA and operating income increased principally as a result of the revenue gains and lower programming costs at TNT, offset in part by higher programming costs at CNN and losses associated with the Goodwill Games.

      Filmed Entertainment-TBS. Revenues increased to $543 million, compared to $363 million in the third quarter of 1997. EBITA increased to $71 million from $68 million. Operating income increased to $47 million from $42 million. Revenues benefited from a significant increase in syndication sales resulting from the renewal by existing television station customers of second-cycle broadcasting rights for Seinfeld, as well as an increase in worldwide theatrical and home video revenues at New Line Cinema. EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher participation costs payable to creative talent.

      Cable. Revenues decreased to $236 million, compared to $248 million in the third quarter of 1997. EBITA decreased to $81 million from $107 million. Operating income decreased to $33 million from $38 million. The Cable division's 1998 operating results were reduced by the aggregate net impact of the TWE-A/N Transfers and the deconsolidation of certain of its operations in connection with each of the Primestar Roll-up Transaction, the Business Telephony Reorganization and the formation of the Road Runner Joint Venture. Excluding the effect of these transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission ("FCC") and an increase in advertising revenues. Similarly excluding the effect of these transactions, EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher depreciation related to capital spending.

      Interest and Other, Net. Interest and other, net, increased to $311 million in the third quarter of 1998, compared to $309 million in the third quarter of 1997. Interest expense decreased to $214 million, compared to $258 million in the third quarter of 1997, principally due to lower average debt levels associated with the Company's debt reduction efforts and the TWE-A/N Transfers. Other expense, net, increased to $97 million in the third quarter of 1998 from $51 million in the third quarter of 1997, principally because of higher losses from certain investments accounted for under the equity method of accounting and lower gains on foreign exchange contracts.

Entertainment Group

      Filmed Entertainment-Warner Bros. Revenues increased to $1.729 billion, compared to $1.399 billion in the third quarter of 1997. EBITA increased to $162 million from $106 million. Operating income increased to $129 million from $75 million. Revenues benefited from a significant increase in television production and distribution operations principally relating to the initial off-network domestic syndication availability of Friends and the initial off-network basic cable availability of ER. EBITA and operating income benefited principally from the revenue gains, offset in part by lower international syndication sales of library product and film write-offs relating to disappointing results for certain theatrical releases.

     Broadcasting - The WB Network. Revenues increased to $64 million, compared to $31 million in the third quarter of 1997. EBITA and operating income improved to a loss of $17 million from a loss of $21 million. Revenues increased as a result of higher advertising sales relating to improved television ratings and the addition of a fourth night of prime-time programming in January 1998 and a fifth night in September 1998. Operating losses improved principally as a result of the revenue gains, offset in part by higher programming costs associated with the expanded programming schedule and a lower allocation of losses to a minority partner in the network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

      Cable Networks-HBO. Revenues increased to $505 million, compared to $482 million in the third quarter of 1997. EBITA and operating income increased to $117 million from $102 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains and, to a lesser extent, cost savings and higher income from Comedy Central, a 50%-owned equity investee.

      Cable. Revenues decreased to $1.052 billion, compared to $1.060 billion in the third quarter of 1997. EBITA increased to $336 million from $257 million. Operating income increased to $240 million from $179 million. The Cable division's 1998 operating results were positively affected by the aggregate net impact of the TWE-A/N Transfers and the deconsolidation of certain of its operations in connection with each of the Primestar Roll-up Transaction, the Business Telephony Reorganization and the formation of the Road Runner Joint
Venture. Excluding the effect of these transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising revenues. Similarly excluding the effect of these transactions, EBITA and operating income increased principally as a result of the revenue gains, offset in part by lower net gains relating to the sale or exchange of certain cable television systems and higher depreciation related to capital spending.

      Interest and Other, Net. Interest and other, net, was $203 million in the third quarter of 1998, compared to $146 million in the third quarter of 1997. Interest expense increased to $145 million, compared to $124 million in the third quarter of 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $58 million in the third quarter of 1998, compared to $22 million in the third quarter of 1997, principally due to higher losses from certain investments accounted for under the equity method of accounting, lower gains on foreign exchange contracts and higher losses associated with TWE's asset securitization program.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      Time Warner had revenues of $10.387 billion and net income of $78 million ($.27 loss per common share after preferred dividend requirements) for the nine months ended September 30, 1998, compared to revenues of $9.458 billion, income of $54 million before an extraordinary loss on the retirement of debt ($.33 loss per common share) and net income of $30 million ($.37 loss per common share) for the nine months ended September 30, 1997. Time Warner's equity in the pretax income of the Entertainment Group was $437 million for the nine months ended September 30, 1998, compared to $522 million for the nine months ended September 30, 1997.

      Time Warner's net income increased to $78 million for the nine months ended September 30, 1998, compared to net income of $30 million for the nine months ended September 30, 1997. As discussed more fully below, net income increased despite significantly lower aggregate, net pretax gains recognized by TWE in connection with the sale or exchange of certain cable television systems in each year and the 1997 sale of TWE's interest in E! Entertainment Television, Inc. ("E! Entertainment"). These pretax gains amounted to approximately $90 million in 1998 ($.07 per common share) and $290 million ($.30 per common share) in 1997. The negative effect of these gains on operating trends, as well as higher losses from certain investments accounted for under the equity method of accounting and lower gains on foreign exchange contracts, was more than offset by an overall increase in business segment operating income, lower interest expense associated with Time Warner's debt reduction efforts and the TWE-A/N Transfers, and the absence of a $24 million extraordinary loss on the retirement of debt recognized in 1997.

      The Entertainment Group had revenues of $8.987 billion and net income of $437 million for the nine months ended September 30, 1998, compared to revenues of $8.190 billion and net income of $487 million for the nine months ended September 30, 1997. As discussed more fully below and as previously described above, the Entertainment Group's net income decreased in 1998 as compared to 1997 principally due to significantly lower aggregate, net pretax gains recognized in connection with the sale or exchange of certain cable television systems in each year and the 1997 sale of TWE's interest in E! Entertainment. Excluding the effect of these transactions, the Entertainment Group's net income increased in 1998 principally as a result of an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense associated with the TWE-A/N Transfers, higher losses from certain investments accounted for under the equity method of accounting and lower gains on foreign exchange contracts.

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

Time Warner

      Publishing. Revenues increased to $3.160 billion, compared to $3.004 billion in the first nine months of 1997. EBITA increased to $373 million from $331 million. Operating income increased to $346 million from $303 million. Revenues benefited primarily from significant increases in magazine advertising revenues, as well as increases in magazine circulation revenues. Contributing to the revenue gains were increases achieved by People, Time, Fortune and In Style. EBITA and operating income increased principally as a result of the revenue gains and cost savings, offset in part by lower results from direct marketing operations.

      Music. Revenues increased to $2.731 billion, compared to $2.635 billion in the first nine months of 1997. EBITA decreased to $288 million from $314 million. Operating income decreased to $80 million from $99 million. Revenues benefited from an increase in domestic and international recorded music sales principally relating to higher compact disc sales of a broad range of popular releases from new and established artists and movie soundtracks, as well as lower returns of product. At the end of September 1998, the Music division had a leading domestic market share of 20%, as measured by SoundScan. Despite the revenue increase, EBITA and operating income declined principally as a result of lower results from direct marketing operations, the negative effect of changes in foreign currency exchange rates on international recorded music operations and the absence of certain one-time gains recognized in 1997.

      Cable Networks-TBS. Revenues increased to $2.459 billion, compared to $2.092 billion in the first nine months of 1997. EBITA increased to $505 million from $407 million. Operating income increased to $355 million from $267 million. Revenues benefited from an increase in subscription and advertising revenues. The increase in subscription revenues principally related to the conversion of TBS Superstation from an advertiser-supported broadcast superstation to a copyright-paid, cable television service, which allows TBS Superstation to charge cable operators for the right to carry its cable television programming. Subscription revenues also increased as a result of an increase in subscriptions, primarily at CNN, Cartoon Network, TNT/Cartoon Europe and Turner Classic Movies, and higher rates. The increase in advertising revenues was principally due to a strong overall advertising market for most of the division's networks, including TNT, Cartoon Network, CNN International and CNN Headline News. EBITA and operating income increased principally as a result of the revenue gains and lower programming costs at TNT, offset in part by higher programming costs at CNN and losses associated with the Goodwill Games.

      Filmed Entertainment-TBS. Revenues increased to $1.419 billion, compared to $1.097 billion in the first nine months of 1997. EBITA decreased to $94 million from $103 million. Operating income decreased to $30 million from $36 million. Revenues benefited from a significant increase in syndication sales resulting from the renewal by existing television station customers of second-cycle broadcasting rights for Seinfeld, as well as an increase in worldwide theatrical and home video revenues at New Line Cinema. Despite the revenue increase, EBITA and operating income decreased principally as a result of film write-offs relating to disappointing results for theatrical releases of Castle Rock Entertainment.

      Cable. Revenues decreased to $726 million, compared to $740 million in the first nine months of 1997. EBITA decreased to $229 million from $316 million. Operating income decreased to $79 million from $108 million. The Cable division's 1998 operating results were negatively affected by the aggregate net impact of the TWE-A/N Transfers and the deconsolidation of certain of its operations in connection with each of the Primestar Roll-up Transaction, the Business Telephony Reorganization and the formation of the Road Runner Joint
Venture. Excluding the effect of these transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising revenues. Similarly excluding the effect of these transactions, EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher depreciation related to capital spending and the absence of a gain on the sale of an investment recognized in 1997.

      Interest and Other, Net. Interest and other, net, decreased to $877 million in the first nine months of 1998, compared to $904 million in the first nine months of 1997. Interest expense decreased to $669 million, compared to $792 million in the first nine months of 1997, principally due to lower average debt levels associated with the Company's debt reduction efforts and the TWE-A/N Transfers. Other expense, net, increased to $208 million in the first nine months of 1998 from $112 million in the first nine months of 1997, principally because of losses from certain investments accounted for under the equity method of accounting, lower gains on foreign exchange contracts and higher losses associated with the Company's asset securitization program.

Entertainment Group

      Filmed Entertainment-Warner Bros. Revenues increased to $4.371 billion, compared to $3.830 billion in the first nine months of 1997. EBITA increased to $403 million from $321 million. Operating income increased to $304 million from $229 million. Revenues benefited from a significant increase in television production and distribution operations principally relating to the initial off-network domestic syndication availability of Friends and the initial off-network basic cable availability of ER, as well as an increase in revenues from consumer products licensing operations. EBITA and operating income benefited principally from the revenue gains, offset in part by lower international syndication sales of library product and film write-offs relating to disappointing results for certain theatrical releases. In addition, EBITA and operating income for each period included certain one-time gains on the sale of assets that were comparable in amount and therefore, did not have any significant effect on operating trends.

      Broadcasting - The WB Network. Revenues increased to $170 million, compared to $84 million in the first nine months of 1997. EBITA decreased to a loss of $78 million from a loss of $60 million. Operating losses increased to $80 million from $60 million. Revenues increased as a result of higher advertising sales relating to improved television ratings and the addition of a fourth night of prime-time programming in January 1998 and a fifth night in September 1998. Despite the revenue increase, operating losses increased because of a lower allocation of losses to a minority partner in the network. However, excluding this minority interest effect, operating losses improved principally as a result of the revenue gains, which outweighed higher programming costs associated with the expanded programming schedule. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

      Cable Networks-HBO. Revenues increased to $1.526 billion, compared to $1.452 billion in the first nine months of 1997. EBITA and operating income increased to $339 million from $291 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains and, to a lesser extent, cost savings and higher income from Comedy Central, a 50%-owned equity investee.

      Cable. Revenues increased to $3.289 billion, compared to $3.146 billion in the first nine months of 1997. EBITA increased to $1.017 billion from $759 million. Operating income increased to $731 million from $530 million. The Cable division's 1998 operating results were positively affected by the aggregate net impact of the TWE-A/N Transfers and the deconsolidation of certain of its operations in connection with each of the Primestar Roll-up Transaction, the Business Telephony Reorganization and the formation of the Road Runner Joint
Venture. Excluding the effect of these transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising revenues. Similarly excluding the effect of these transactions, EBITA and operating income increased principally as a result of the revenue gains and higher net gains relating to the sale or exchange of certain cable television systems, offset in part by higher depreciation related to capital spending.

      Interest and Other, Net. Interest and other, net, increased to $550 million in the first nine months of 1998, compared to $157 million in the first nine months of 1997. Interest expense increased to $418 million, compared to $360 million in the first nine months of 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $132 million in the first nine months of 1998, compared to other income, net, of $203 million in the first nine months of 1997, principally due to the absence of an approximate $250 million pretax gain on the sale of an interest in E! Entertainment recognized in 1997, higher losses from certain investments accounted for under the equity method of accounting, lower gains on foreign exchange contracts and higher losses associated with TWE's asset securitization program.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1998

Time Warner

Financial Condition

      At September 30, 1998, Time Warner had $9.1 billion of debt, $393 million of cash and equivalents (net debt of $8.7 billion), $1.015 billion of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary, $1.9 billion of Series M exchangeable preferred stock (see "Planned Redemption of Series M Preferred Stock" hereinafter) and $9.1 billion of shareholders' equity, compared to $11.8 billion of debt, $645 million of cash and equivalents (net debt of $11.2 billion), $533 million of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary, $1.9 billion of Series M exchangeable preferred stock and $9.4 billion of shareholders' equity at December 31, 1997. Net debt decreased principally as a result of the TWE-A/N Transfers, the use of cash distributions from TWE to reduce debt and other debt reduction efforts.

Investment in TWE

      Time Warner's investment in TWE at September 30, 1998 consisted of interests in 74.49% of the Series A Capital and Residual Capital of TWE, and 100% of the Senior Capital and Series B Capital of TWE. Such priority capital interests provide Time Warner (and with respect to the Series A Capital only, MediaOne) with certain priority claims to the net partnership income of TWE and distributions of TWE partnership capital, including certain priority distributions of partnership capital in the event of liquidation or dissolution of TWE. Each level of priority capital interest provides for an annual rate of return equal to or exceeding 8%, including an above-market 13.25% annual rate of return (11.25% to the extent concurrently distributed) related to Time Warner's Series B Capital interest, which, when taken together with Time Warner's contributed capital, represented a cumulative priority Series B Capital interest of $6.6 billion at September 30, 1998.

      While the TWE partnership agreement contemplates the reinvestment of significant partnership cash flows in the form of capital expenditures and otherwise provides for certain other restrictions that are expected to limit cash distributions on partnership interests for the foreseeable future, TWE borrowed $579 million under its bank credit agreement in July 1998 and paid a distribution to Time Warner relating to its Senior Capital interest. Time Warner used the $579 million of proceeds to reduce bank debt. Time Warner's remaining $591 million Senior Capital interest and any future undistributed partnership income allocated thereto (based on an 8% annual rate of return) is required to be distributed to Time Warner on July 1, 1999.

Debt Transactions

      During the second quarter of 1998, Time Warner issued $600 million principal amount of 6.875% debentures due 2018 and borrowed $550 million under its bank credit agreement, which together offset the debt reduction associated with the conversion of $1.15 billion accreted amount of zero-coupon convertible notes due 2013 (the "Zero-Coupon Convertible Notes") into 18.7 million shares of Time Warner common stock. The net proceeds therefrom have been used to repurchase common stock, including the repurchase of 9.1 million shares of common stock in connection with the settlement of a forward purchase contract to acquire such shares (see "Common Stock Repurchase Program" hereinafter). These share repurchases partially offset the dilution resulting from the conversion of the Zero-Coupon Convertible Notes.

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

      An extraordinary loss of $24 million was recognized in the nine months ended September 30, 1997 in connection with certain debt refinancings.

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

Common Stock Repurchase Program

      During 1998, Time Warner issued approximately 26.3 million shares of common stock in connection with the conversion of 12.6 million shares of convertible preferred stock (consisting of approximately 5.0 million shares of Series G preferred stock, 6.3 million shares of Series I preferred stock and 1.3 million shares of Series J preferred stock). These conversions are expected to result in approximately $50 million of cash dividend savings in the aggregate for Time Warner through the end of 1999.

      As previously described, in order to offset partially the dilutive effect relating to the conversion of the Zero-Coupon Convertible Notes, Time Warner exercised its option under a forward purchase contract in June 1998 and repurchased 9.1 million shares of its common stock at an aggregate cost of $632 million, or $69.12 per common share.

      In connection with these transactions and the conversion of the Zero-Coupon Convertible Notes, Time Warner's Board of Directors authorized in 1998 an 18.7 million share increase in the Company's existing common stock repurchase program that, along with previous authorizations, allows the Company to repurchase, from time to time, up to 53.7 million shares of common stock. The common stock repurchased under the program is expected to continue to be used to satisfy a portion of the future share issuances related to the exercise of existing employee stock options and the potential conversion of certain convertible securities. Actual repurchases in any period will be subject to market conditions. As of September 30, 1998, Time Warner had acquired 26.4 million shares of its common stock in 1998 at an aggregate cost of $1.944 billion. In addition, in October 1998, Time Warner acquired another 3.2 million shares of common stock at an aggregate cost of $258 million, thereby increasing the cumulative shares purchased under this program to approximately 47.2 million shares at an aggregate cost of approximately $3 billion. Except for repurchases of common stock using $1.1 billion of borrowings in the second quarter of 1998 that offset a like-amount of debt reduction associated with the conversion of the Zero-Coupon Convertible Notes into common stock, these repurchases have been and are expected to continue to be funded with stock option exercise proceeds and borrowings under Time Warner's Stock Option Proceeds Credit Facility, as described more fully below.

      In early 1998, Time Warner entered into a new five-year, $1.3 billion revolving credit facility (the "Stock Option Proceeds Credit Facility"), which replaced its previously existing facility. Borrowings under the Stock Option Proceeds Credit Facility are principally used to fund stock repurchases and future preferred dividend requirements on Time Warner's Series G, H, I and J convertible preferred stock. At September 30, 1998 and December 31, 1997, Time Warner had outstanding borrowings against future stock option proceeds of $1.015 billion and $533 million, respectively.

Cash Flows

      During the first nine months of 1998, Time Warner's cash provided by operations amounted to $1.194 billion and reflected $1.468 billion of EBITA from its Publishing, Music, Cable Networks-TBS, Filmed Entertainment-TBS and Cable businesses, $285 million of noncash depreciation expense, $102 million of proceeds from Time Warner's asset securitization program and $605 million of distributions from TWE (excluding $455 million representing the return of a portion of the Time Warner General Partners' Senior Capital interests that has been classified as a source of cash from investing activities), less $708 million of interest payments, $143 million of income taxes, $58 million of corporate expenses and $357 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $639 million for the first nine months of 1997 reflected $1.460 billion of business segment EBITA, $277 million of noncash depreciation expense and $354 million of distributions from TWE (similarly excluding $455 million representing the return of a portion of the Time Warner General Partners' Senior Capital interests that has been classified as a source of cash from investing activities), less $822 million of interest payments, $182 million of income taxes, $60 million of corporate expenses and $388 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

      Cash provided by investing activities was $479 million in the first nine months of 1998, compared to $89 million in the first nine months of 1997, principally as a result of lower capital expenditures, an increase in investment proceeds and a decrease in cash used for investments and acquisitions. Cash used for investments and acquisitions in 1998 was offset in part by the effect of consolidating approximately $200 million of cash of Paragon Communications ("Paragon") in connection with the TWE-A/N Transfers. Capital expenditures decreased to $348 million in the first nine months of 1998, compared to $424 million in the first nine months of 1997.

      Cash used by financing activities was $1.925 billion in the first nine months of 1998, compared to $481 million in the first nine months of 1997. During the first nine months of 1998, excluding additional borrowings that offset the noncash reduction of $1.15 billion of debt relating to the conversion of the Zero-Coupon Convertible Notes into common stock, Time Warner reduced debt by approximately $1.8 billion. Time Warner used proceeds from the borrowings associated with the conversion of the Zero-Coupon Convertible Notes, together with most of the $599 million of proceeds received from the exercise of employee stock options and $482 million of net borrowings against future stock option proceeds, to repurchase approximately 26.4 million shares of Time Warner common stock at an aggregate cost of $1.944 billion. Time Warner also paid $394 million of dividends in the first nine months of 1998, compared to $253 million in the first nine months of 1997, reflecting its election in 1998 to pay dividends on its Series M Preferred Stock in cash rather than in-kind. Cash used by financing activities in 1997 principally resulted from approximately $300 million of debt reduction, the repayment of $185 million of borrowings against future stock option proceeds, the repurchase of approximately 974 thousand shares of Time Warner common stock at an aggregate cost of $37 million and the payment of $253 million of dividends, offset in part by $328 million of proceeds received from the exercise of employee stock options.

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

Entertainment Group

Financial Condition

      The Entertainment Group had $7.4 billion of debt, $125 million of cash and equivalents (net debt of $7.3 billion), $221 million of preferred stock of a subsidiary, $591 million of Time Warner General Partners' Senior Capital and $5.9 billion of partners' capital at September 30, 1998, compared to $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.4 billion of partners' capital at December 31, 1997. Net debt of the Entertainment Group increased principally as a result of the TWE-A/N Transfers and cash distributions paid to Time Warner.

Cash Flows

      During the first nine months of 1998, the Entertainment Group's cash provided by operations amounted to $1.273 billion and reflected $1.681 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $698 million of noncash depreciation expense and $131 million of proceeds from TWE's asset securitization program, less $419 million of interest payments, $57 million of income taxes, $54 million of corporate expenses and $707 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $918 million in the first nine months of 1997 reflected $1.311 billion of business segment EBITA and $706 million of noncash depreciation expense, less $394 million of interest payments, $55 million of income taxes, $54 million of corporate expenses and $596 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

      Cash used by investing activities was $887 million in the first nine months of 1998, compared to $777 million in the first nine months of 1997, principally as a result of the effect of deconsolidating approximately $200 million of Paragon's cash in connection with the TWE-A/N Transfers that has been included as a reduction of cash flows from investments and acquisitions, offset in part by a $96 million increase in proceeds from the sale of investments. Capital expenditures were $1.092 billion in the first nine months of 1998 and $1.117 billion in the first nine months of 1997.

      Cash used by financing activities was $583 million in the first nine months of 1998, compared to $61 million in the first nine months of 1997, principally as a result of the absence of $243 million of aggregate net proceeds from the issuance of preferred stock of a subsidiary in the first quarter of 1997 and a $251 million increase in distributions paid to Time Warner, offset in part by an increase in debt used to fund cash distributions to Time Warner.

      Management believes that the Entertainment Group's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

      Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable, including the cable operations of both Time Warner and TWE, amounted to $1.149 billion in the nine months ended September 30, 1998, compared to $1.221 billion in the nine months ended
September 30, 1997. For the full year of 1998, cable capital spending is expected to be comparable to 1997 levels, with approximately $450 million budgeted for the remainder of 1998. Capital spending by Time Warner Cable is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and TWE-A/N. Management expects to continue to finance such level of investment through cable operating cash flow and the development of new revenue streams from expanded programming options, high-speed Internet access and other services.

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

Business Telephony Reorganization

      In July 1998, Time Warner, TWE and TWE-A/N completed the Business Telephony Reorganization by combining their business telephony operations into a single entity that is intended to be self-financing. This entity, named Time
Warner  Telecom LLC ("TW  Telecom"),  is a competitive  local  exchange  carrier
(CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. Time Warner, MediaOne and the Advance/Newhouse Partnership ("Advance/Newhouse"), a partner in TWE-A/N, own interests in TW Telecom of 61.95%, 18.88% and 19.17%, respectively. Time Warner's interest in TW Telecom is being accounted for under the equity method of accounting because of certain rights held by MediaOne and Advance/Newhouse.

      Following the Business Telephony Reorganization, TW Telecom raised approximately $400 million of cash in July 1998 through the issuance of public notes that mature in 2008. Such notes are non-recourse to Time Warner and the proceeds therefrom are expected to be used by TW Telecom to continue to expand and develop its telephony networks and services. Due to recent stock market volatility, TW Telecom has postponed indefinitely its planned initial public offering of a minority interest of common stock.

Road Runner Joint Venture

      In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed the Road Runner Joint Venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses. In exchange for contributing their existing high-speed Internet access businesses, Time Warner received an 11.25% common equity interest in the Road Runner Joint Venture, TWE received a 25% interest, TWE-A/N received a 32.5% interest and MediaOne received a 31.25% interest. In exchange for Microsoft and Compaq each contributing $212.5 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 9% by Time Warner, 20% by TWE, 26% by TWE-A/N, 25% by MediaOne, 10% by Microsoft and 10% by Compaq. Each of Time Warner's, TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

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

Primestar Roll-up Transaction

      In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a separate holding company. New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TCI Satellite
Entertainment, Inc. and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received approximately 48 million shares of common stock of New Primestar (representing an approximate 24% equity interest) and realized approximately $240 million of debt reduction. TWE deconsolidated the DBS Operations effective as of April 1, 1998 and the equity interest in New Primestar received in this transaction is being accounted for under the equity method of accounting.

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

Filmed Entertainment Backlog

      Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of Warner Bros. amounted to $2.054 billion at September 30, 1998 compared to $2.126 billion at December 31, 1997 (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks, collectively, of $711 million and $719 million, respectively).

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

      Time Warner's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of the Company and technological operations dependent in some way on one or more third parties. These technological operations include information technology ("IT") systems and non-IT systems, including those with embedded technology, hardware and software. Most of Time Warner's potential Year 2000 exposures are in the area of technological operations dependent on one or more third parties. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on Time Warner and its financial statements.

     The Company's Year 2000 initiative is being conducted at the operational level by divisional project managers and senior technology executives overseen by senior divisional executives, with assistance internally as well as from outside professionals. The progress of each division through the different phases of remediation - inventorying, assessment, remediation planning, implementation and final testing - is actively overseen and reviewed on a regular basis by an executive oversight group that reports through the Company's Chief Financial Officer to the Audit Committee of the Board of Directors.

      The Company has generally completed the process of identifying potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and other obligations or (3) meet its obligations under regulatory requirements and internal accounting controls. The Company and its divisions, including the Entertainment Group, have identified approximately 1,000 worldwide, "mission critical" potential exposures. Of these, as of September 30, 1998, approximately 10% have been identified by the divisions as in the assessment stage, approximately 30% as in the remediation planning stage, and almost 60% as in the process of implementation or testing or as Year 2000 compliant. The Company currently expects that the assessment phase for these potential exposures should be completed by the end of 1998 and that remediation with respect to technological operations in the sole control of the Company will be substantially completed in all material respects by the end of the second quarter of 1999.

     In the area of "mission critical" technological operations dependent in some way on one or more third parties, the situation is much less in Time Warner's ability to predict or control. In addition, the Company's business is heavily dependent on third parties that are themselves heavily dependent on technology. In some cases, the Company's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. For example, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes is currently not Year 2000 compliant. The box manufacturers are working with cable industry groups and have recently developed solutions that the Company is beginning to install in its headend equipment. It is currently expected that these solutions will be substantially implemented by the end of the second quarter of 1999. In other cases, the Company's third party dependence is on suppliers of products or services that are themselves computer-intensive. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Similarly, because the Company is also a programming supplier, third-party signal delivery problems could affect its ability to deliver its programming to its customers. The Company has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of attempting to ascertain their state of Year 2000 readiness through questionnaires, interviews, on-site visits, industry group participation and other available means. Moreover, Time Warner is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking telephony, and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. Time Warner is taking steps to attempt to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties.

     The Company, including the Entertainment Group, currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $125 to $175 million, of which an estimated 40% to 50% has been incurred through September 30, 1998. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

     Management believes that it has established an effective program to resolve all significant Year 2000 issues in its sole control in a timely manner. As noted above, however, the Company has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control. In the event that the Company did not complete any of its currently planned additional remediation prior to the Year 2000, management believes that the Company could experience significant difficulty in producing and delivering its products and services and conducting its business in the Year 2000 as it has in the past. In addition, disruptions experienced by third parties with which the Company does business as well as by the economy generally could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

      The Company has been focusing its efforts on identification and remediation of its Year 2000 exposures and has not yet developed significant contingency plans in the event it does not successfully complete all phases of its Year 2000 program. The Company intends to examine its status at the end of 1998, and periodically thereafter, to determine whether such plans are necessary.

Euro Conversion

      Effective January 1, 1999, the "euro" will be established as the common legal currency of more than two-thirds of the member countries of the European Union. These member countries will then have a three-year transitional period to convert their existing sovereign currencies to the euro. By July 1, 2002, all participating member countries must eliminate their sovereign currencies and replace their legal tender with euro-denominated bills and coins. Notwithstanding this transitional period, many commercial transactions are expected to become euro-denominated well before the July 2002 deadline.
Accordingly, Time Warner is in the process of evaluating the short-term and long-term effects of the euro conversion on its businesses, principally consisting of its international publishing, music and filmed entertainment operations.

      Time Warner believes that its most significant short-term impact relating to the euro conversion is the need to modify its accounting and information systems to handle transactions during the transitional period in both the euro and the existing sovereign currencies of the participating member countries. Time Warner is in the process of identifying the accounting and information systems in need of modification and, based on these findings, will formulate an action plan to address the nature and timing of remediation efforts. Based on preliminary information, costs to modify its accounting and information systems are not expected to be material.

      Time Warner believes that its most significant long-term business risk relating to the euro conversion may be increased pricing pressures for its products and services brought about by heightened consumer awareness of possible cross-border price differences. However, Time Warner believes that these business risks may be offset to some extent by lower production costs, other cost savings and marketing opportunities. Notwithstanding such risks, management does not believe at this time that the euro conversion will have a material effect on Time Warner's financial position, results of operations or cash flows in future periods.

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

      Time Warner operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services and (particularly in view of technological changes) protection of their intellectual property rights. Time Warner's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in Time Warner's other filings and:

* For Time Warner's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS; increases in government regulation of cable or equipment rates (or any failure to reduce rate regulation as is presently mandated by statute) or other terms of service (such as "digital must-carry") or opposition to franchise renewals; the failure of new equipment (such as digital set-top boxes) or services to function properly, to appeal to enough consumers or to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

* For Time Warner's cable programming and television businesses, greater than expected programming or production costs; public and cable operator resistance to price increases to offset higher programming costs (and the negative impact on premium programmers of increases in basic cable rates); the sensitivity of advertising to economic cyclicality; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

* For Time Warner's film and television businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; increases in production costs generally; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

* For Time Warner's music business, its ability to continue to attract and select desirable talent at manageable costs; the timely completion of albums by major artists; the popular demand for particular artists and albums; and the overall strength of global music sales.

* For Time Warner's print media and publishing businesses, increases in paper and distribution costs; the introduction and increased popularity of alternative technologies for the provision of news and information, such as the Internet; and fluctuations in advertiser and consumer spending.

* The ability of the Company and its key service providers, vendors, suppliers, customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue, including their ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of the Company's remediation plans and the ability of third parties to adequately address their own Year 2000 issues.

      In addition, Time Warner's overall financial strategy, including improved financial ratios and a strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, consequences of the euro conversion and changes in Time Warner's plans, strategies and intentions.

                             TIME WARNER INC.
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                            September 30,     December 31,
                                                                 1998            1997
                                                                 ----            ----
                                                                  (millions, except
                                                                 per share amounts)
ASSETS
Current assets
Cash and equivalents .....................................    $   393         $   645
Receivables, less allowances of $926 and $991 million ....      2,240           2,447
Inventories ..............................................        862             830
Prepaid expenses .........................................      1,208           1,089
                                                             --------        --------

Total current assets .....................................      4,703           5,011

Noncurrent inventories ...................................      1,902           1,766
Investments in and amounts due to and from
  Entertainment Group ....................................      5,360           5,549
Other investments ........................................        791           1,495
Property, plant and equipment ............................      2,010           2,089
Music catalogues, contracts and copyrights ...............        867             928
Cable television and sports franchises ...................      3,127           3,982
Goodwill .................................................     12,023          12,572
Other assets .............................................        905             771
                                                             --------        --------

Total assets.......................................... ...    $31,688        $ 34,163
                                                             ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable .........................................    $   843        $    912
Participations, royalties and programming costs payable ..      1,112           1,072
Debt due within one year .................................         19               8
Other current liabilities ................................      2,259           2,379
                                                             --------        --------

Total current liabilities ................................      4,233           4,371

Long-term debt ...........................................      9,064          11,833
Borrowings against future stock option proceeds ..........      1,015             533
Deferred income taxes ....................................      3,609           3,960
Unearned portion of paid subscriptions ...................        720             672
Other liabilities ........................................      1,473           1,006
Company-obligated mandatorily redeemable preferred
  securities of a subsidiary holding solely subordinated
  debentures of a subsidiary of the Company ..............        575             575
Series M exchangeable preferred stock, $.10 par value,
  1.9 million shares outstanding and $1.903 billion
  liquidation preference .................................      1,859           1,857

Shareholders' equity
Preferred stock, $.10 par value, 27.3 and 35.4 million
  shares  outstanding, $2.730 and $3.539 billion liquidation
  preference .............................................          3               4
Series LMCN-V Common Stock, $.01 par value, 57.1 million
  shares outstanding .....................................          1               1
Common stock, $.01 par value, 547.9 and 519.0 million
  shares outstanding (excluding 10.4 and 39.4 million
  treasury shares) .......................................          5               5
Paid-in capital ..........................................     12,878          12,680
Accumulated deficit ......................................     (3,747)         (3,334)
                                                             --------        --------

Total shareholders' equity ...............................      9,140           9,356
                                                             --------        --------

Total liabilities and shareholders' equity................    $31,688        $ 34,163
                                                             ========        ========

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      Three Months                Nine Months
                                                   Ended September 30,         Ended September 30,
                                                   -------------------         -------------------
                                                   1998          1997          1998          1997
                                                   ----          ----          ----          ----
                                                           (millions, except per share amounts)

Revenues (a) ................................   $ 3,578        $3,231       $10,387       $ 9,458
                                                -------        ------       -------       -------

Cost of revenues (a)(b) .....................     2,052         1,964         6,016         5,417
Selling, general and administrative (a)(b) ..     1,211         1,004         3,502         3,239
                                                  -----         -----         -----         -----

Operating expenses ..........................     3,263         2,968         9,518         8,656
                                                  -----         -----         -----         -----

Business segment operating income ...........       315           263           869           802
Equity in pretax income of Entertainment
  Group (a) .................................       164            96           437           522
Interest and other, net (a) .................      (311)         (309)         (877)         (904)
Corporate expenses (a) ......................       (20)          (17)          (58)          (60)
                                                  -----         -----         -----         -----

Income before income taxes ..................       148            33           371           360
Income tax provision ........................      (109)          (61)         (293)         (306)
                                                  -----         -----         -----         -----

Income (loss) before extraordinary item .....        39           (28)           78           54
Extraordinary loss on retirement of debt,
   net of $5 million and $16 million income
   tax benefits in 1997 .....................         -            (7)            -           (24)
                                                  -----         -----         -----         -----

Net income (loss) ...........................        39           (35)           78            30
Preferred dividend requirements .............       (76)          (81)         (236)         (238)
                                                  -----         -----         -----         -----

Net loss applicable to common shares.........     $ (37)      $  (116)      $  (158)      $  (208)
                                                  =====       =======       =======       =======

Basic and diluted loss per common share:
Loss before extraordinary item...............     $(.06)      $  (.19)      $  (.27)      $  (.33)
                                                  =====       =======       =======       =======

Net loss.....................................     $(.06)      $  (.20)      $  (.27)      $  (.37)
                                                  =====       =======       =======       =======

Average  common  shares .....................     601.3         573.3         592.0         564.4
                                                  =====       =======       =======       =======

(a) Includes the following income  (expenses)  resulting from  transactions with the  Entertainment  Group and other related companies for the three and nine months ended  September 30, 1998,  respectively,  and for the  corresponding periods in the prior year:  revenues-$120  million and $334 million in 1998,
    $94 million and $241  million in 1997;  cost of  revenues-$(70)  million and
    $(207) million in 1998,  $(67) million and $(188) million in 1997;  selling, general  and  administrative-$(8)  million  and $(28)  million in 1998,  $12 million and $20 million in 1997;  equity in pretax  income of  Entertainment
    Group-$72  million and $52  million in 1998,  $11 million and $35 million in
    1997;  interest and other,  net-$(2)  million and $(8) million in 1998, $(9)
    million and $(30) million in 1997;  and corporate  expenses-$18  million and
    $54 million in 1998, $18 million and $54 million in 1997.

(b) Includes depreciation and amortization
    expense of:                                    $295          $320          $884          $935
                                                   ====          ====          ====          ====


See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months
                                                          Ended September 30,
                                                          -------------------
                                                             1998     1997
                                                             ----     ----
                                                              (millions)
OPERATIONS
Net income................................................. $  78    $  30
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt...................     -       24
Depreciation and amortization..............................   884      935
Noncash interest expense...................................    29       75
Excess (deficiency) of distributions over equity in
  pretax income of Entertainment Group.....................   168     (168)
Changes in operating assets and liabilities................    35     (257)
                                                            -----    -----

Cash provided by operations................................ 1,194      639
                                                            -----    -----

INVESTING ACTIVITIES
Investments and acquisitions...............................   (86)     (98)
Capital expenditures.......................................  (348)    (424)
Investment proceeds........................................   458      156
Proceeds received from distribution of Senior
  Capital contributed to TWE                                  455      455
                                                            -----    -----

Cash provided by investing activities......................   479       89
                                                            -----    -----

FINANCING ACTIVITIES
Borrowings................................................. 1,669    1,945
Debt repayments............................................(2,300)  (2,243)
Borrowings against future stock option proceeds............ 1,015        -
Repayments of borrowings against future stock
  option proceeds .........................................  (533)    (185)
Repurchases of Time Warner common stock....................(1,944)     (37)
Dividends paid.............................................  (394)    (253)
Proceeds received from stock option and dividend
  reinvestment plans ......................................   599      328
Other, principally financing costs.........................   (37)     (36)
                                                            -----    -----

Cash used by financing activities..........................(1,925)    (481)
                                                           ------    -----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS................  (252)     247

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD (a)............   645      514
                                                            -----    -----

CASH AND EQUIVALENTS AT END OF PERIOD......................  $393     $761
                                                            =====    =====
---------------
(a) Includes current and noncurrent cash and equivalents at December 31, 1996.



See accompanying notes.

                                TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                 Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                                 1998    1997
                                                                 ----    ----
                                                                 (millions)

BALANCE AT BEGINNING OF YEAR................................   $9,356  $9,502

Net income..................................................       78      30
Decrease in unrealized gains on securities, net of
  $6 million tax benefit ...................................        -      (9)
Foreign currency translation adjustments....................      (18)    (70)
Increase in realized and unrealized losses on derivative
  financial instruments, net of $28 million tax benefit.....      (41)      -
Cumulative effect of change in accounting for derivative
  financial instruments, net of $3 million tax benefit......      (18)      -
                                                                -----   -----
Comprehensive income (loss)(a)..............................        1     (49)

Common stock dividends......................................     (161)   (152)
Preferred stock dividends...................................     (236)   (238)
Repurchases of Time Warner common stock.....................   (1,944)    (37)
Issuance of common stock in connection with the conversion
  of the zero-coupon convertible notes due 2013.............    1,150       -
Issuance of common stock in connection with the acquisition
   of Turner Broadcasting System, Inc.......................        -      67
Other, principally shares issued pursuant to stock option,
  dividend reinvestment and benefit plans...................      974     437
                                                               ------  ------


BALANCE AT SEPTEMBER 30,.......................................$9,140  $9,530
                                                               ======  ======

---------------
(a) Comprehensive loss for the three months ended September 30, 1998 and 1997 was $16 million and $55 million, respectively. Comprehensive loss for the three-month period ended September 30, 1998 has been increased by an $18 million cumulative effect of a change in accounting for derivative financial instruments.



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

      The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 10). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business interests, including the unconsolidated business interests of the Entertainment Group, amounted to $330 million and $333 million for the three months ended September 30, 1998 and 1997, respectively, and $986 million and $979 million for the nine months ended September 30, 1998 and 1997, respectively.

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

      Effective July 1, 1998, Time Warner adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as interest rate swap contracts, interest rate lock agreements and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The adoption of FAS 133 did not have a material effect on Time Warner's primary financial statements, but did reduce comprehensive income by $18 million in the accompanying consolidated statement of shareholders' equity.

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

Business Telephony Reorganization

      In July 1998, in an effort to combine their business telephony operations into a single entity that is intended to be self-financing, Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations (the "Business Telephony Reorganization"), whereby (i) the operations conducted by Time Warner, TWE and TWE-A/N were each contributed to a new holding company named Time Warner Telecom LLC ("TW Telecom"), and then (ii) TWE's and TWE-A/N's interests in TW Telecom were distributed to their partners, Time Warner, MediaOne and the Advance/Newhouse Partnership ("Advance/Newhouse"). As a result of the Business Telephony Reorganization, Time Warner, MediaOne and Advance/Newhouse own interests in TW Telecom of 61.95%, 18.88% and 19.17%, respectively. Time Warner's interest in TW Telecom is being accounted for under the equity method of accounting because of certain rights held by MediaOne and Advance/Newhouse.

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

Road Runner Joint Venture

      In June  1998,  Time  Warner,  TWE,  TWE-A/N,  MediaOne,  Microsoft  Corp.
("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses (the "Road Runner Joint Venture"). In exchange for contributing their existing high-speed Internet access businesses, Time Warner received a common equity interest in the Road Runner Joint Venture of 11.25%, TWE received a 25% interest, TWE-A/N received a 32.5% interest and MediaOne received a 31.25% interest. In exchange for Microsoft and Compaq each contributing $212.5 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 9% by Time Warner, 20% by TWE, 26% by TWE-A/N, 25% by MediaOne, 10% by Microsoft and 10% by Compaq. Each of Time Warner's, TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

Primestar

      In April 1998, TWE and Advance/Newhouse, a limited partner in TWE-A/N, transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a separate holding company. New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TCI Satellite Entertainment, Inc. and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received approximately 48 million shares of common stock of New Primestar (representing an approximate 24% equity interest) and realized approximately $240 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse received an approximate 6% equity interest in New Primestar. As a result of this transaction, effective as of April 1, 1998, TWE deconsolidated the DBS Operations and the 24% equity interest in New Primestar received in the transaction is being accounted for under the equity method of accounting. This transaction is referred to herein as the "Primestar Roll-up Transaction."

      In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited ("News Corp."), MCI WorldCom, Inc. ("MCI") and American Sky Broadcasting LLC ("ASkyB"), pursuant to which New Primestar would acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the "Primestar ASkyB Transaction"). In May 1998, the U.S. Department of Justice brought a civil action against Primestar, each of its cable owners, including TWE, and News Corp. and MCI, to enjoin on antitrust grounds the Primestar ASkyB Transaction. Although the parties had discussions with the U.S. Department of Justice in an attempt to restructure the transaction, no resolution was reached and the parties terminated their agreement in October 1998.

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

      On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, Time Warner would have reported for the three and nine months ended September 30, 1997, respectively, revenues of $3.217 billion and $9.414 billion, depreciation expense of $95 million and $273 million, operating income before noncash amortization of intangible assets of $458 million and $1.372 billion, operating income of $251 million and $763 million, equity in the pretax income of the Entertainment Group of $94 million and $518 million, income (loss) before extraordinary item of $(26) million and $59 million ($.19 and $.32 loss per common share) and net income (loss) of $(33) million and $35 million ($.20 and $.36 loss per common share).

3.    ENTERTAINMENT GROUP

      Time Warner's investment in and amounts due to and from the Entertainment Group at September 30, 1998 and December 31, 1997 consists of the following:

                                                      September 30, December 31,
                                                           1998         1997
                                                           ----         ----
                                                              (millions)
Investment in TWE....................................... $4,491       $5,577
Stock option related distributions due from TWE.........    682          417
Credit agreement debt due to TWE........................   (400)        (400)
Other net liabilities due to TWE, principally
  related to home video distribution....................   (132)        (141)
                                                         ------       ------
Investment in and amounts due to and from TWE...........  4,641        5,453
Investment in TWE-A/N and other Entertainment Group
  companies ............................................    719           96
                                                         ------       ------

Total................................................... $5,360       $5,549
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

      The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $435 million and $483 million in the nine months ended September 30, 1998 and 1997, respectively, no portion of which was allocated to the limited partnership interests.

Summarized Financial Information of the Entertainment Group

      Set forth below is summarized financial information of the Entertainment Group, which reflects the TWE-A/N Transfers effective as of January 1, 1998, the Primestar Roll-up Transaction effective as of April 1, 1998, the formation of the Road Runner Joint Venture effective as of June 30, 1998 and the Business Telephony Reorganization effective as of July 1, 1998.

                                          Three Months          Nine Months
                                       Ended September 30,  Ended September 30,
                                       -------------------  -------------------
                                            1998    1997       1998      1997
                                            ----    ----       ----      ----
                                                       (millions)
Operating Statement Information
Revenues................................. $3,222  $2,857     $8,987    $8,190
Depreciation and amortization............   (358)   (366)    (1,085)   (1,027)
Business segment operating income(1).....    469     335      1,294       990
Interest and other, net(2) ..............   (203)   (146)      (550)     (157)
Minority interest........................    (52)    (64)      (198)     (228)
Income before income taxes ..............    196     107        492       551
Net income...............................    173      80        437       487
------------------
(1) Includes net pretax gains recognized in connection with the sale or exchange of certain cable television systems of approximately $6 million and $16
    million  for  the  three   months  ended   September   30,  1998  and  1997,
    respectively, and approximately $90 million and $40 million for the nine months ended September 30, 1998 and 1997, respectively.
(2) Includes a pretax gain of approximately $250 million recognized in the first quarter of 1997 related to the sale of an interest in E!
    Entertainment Television, Inc.
                                                                Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                               1998      1997
                                                               ----      ----
                                                                 (millions)
Cash Flow Information
Cash provided by operations...............................   $1,273   $   918
Capital expenditures......................................   (1,092)   (1,117)
Investments and acquisitions..............................     (335)     (104)
Investment proceeds.......................................      540       444
Borrowings................................................    1,515       905
Debt repayments...........................................     (840)     (323)
Issuance of preferred stock of subsidiary.................        -       243
Capital distributions.....................................   (1,060)     (809)
Other financing activities, net...........................     (198)      (77)
Increase (decrease) in cash and equivalents...............     (197)       80

                                                    September 30,   December 31,
                                                         1998           1997
                                                         ----           ----
                                                              (millions)
Balance Sheet Information
Cash and equivalents................................  $   125        $   322
Total current assets................................    4,050          3,623
Total assets........................................   22,417         20,739
Total current liabilities...........................    4,310          3,976
Long-term debt......................................    7,435          5,990
Minority interests..................................    1,440          1,210
Preferred stock of subsidiary.......................      221            233
Time Warner General Partners' Senior Capital........      591          1,118
Partners' capital ..................................    5,854          6,430

Capital Distributions

      The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At September 30, 1998 and December 31, 1997, the Time Warner General Partners had recorded $682 million and $417 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $87.56 and $62.00, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During the nine months ended September 30, 1998, the Time Warner General Partners received cash distributions from TWE in the amount of $1.060 billion, consisting of $579 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $124 million of priority capital return), $264 million of tax-related distributions and $217 million of stock option related distributions. During the nine months ended September 30, 1997, the Time Warner General Partners received cash distributions from TWE in the amount of $809 million, consisting of $535 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), $232 million of tax-related distributions and $42 million of stock option related distributions.

      In addition, in connection with the Business Telephony Reorganization, TWE recorded a $193 million noncash distribution to its partners, of which certain wholly owned subsidiaries of Time Warner received an interest in TW Telecom valued at $144 million based on TWE's historical cost of the net assets (Note
2).

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

4. INVENTORIES Inventories consist of:

                                         September 30, 1998   December 31, 1997
                                         ------------------   -----------------
                                         Current  Noncurrent  Current Noncurrent
                                         -------    --------  ------- ----------
                                                        (millions)
Film costs:
   Released, less amortization...........  $ 86   $  290        $ 68   $  228
   Completed and not released............    11        2          88       48
   In process and other..................     4      184           -      141
   Library, less amortization............     -    1,021           -    1,064
Programming costs, less amortization.....   315      405         293      285
Magazines, books and recorded music......   446        -         381        -
                                          -----    -----       -----    -----

Total....................................  $862   $1,902        $830   $1,766
                                           ====   ======        ====   ======

5.    LONG-TERM DEBT

      In July 1998, Time Warner reduced bank debt by $579 million using the proceeds received from a distribution by TWE relating to its Senior Capital interest.

      During the second quarter of 1998, Time Warner issued $600 million principal amount of 6.875% debentures due 2018 and borrowed $550 million under its bank credit agreement, which together offset the debt reduction associated with the conversion of $1.15 billion accreted amount of zero-coupon convertible notes due 2013 (the "Zero-Coupon Convertible Notes") into 18.7 million shares of Time Warner common stock. The net proceeds therefrom have been used to repurchase common stock, including the repurchase of 9.1 million shares of common stock in connection with the settlement of a forward purchase contract to acquire such shares (Note 8). These share repurchases partially offset the dilution resulting from the conversion of the Zero-Coupon Convertible Notes.

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

      An extraordinary loss of $24 million was recognized in the nine months ended September 30, 1997 in connection with certain debt refinancings, of which $7 million was recognized in the third quarter.

6.    BORROWINGS AGAINST FUTURE STOCK OPTION PROCEEDS

      In connection with Time Warner's common stock repurchase program, Time Warner entered into a new five-year, $1.3 billion revolving credit facility (the "Stock Option Proceeds Credit Facility") in early 1998, which replaced its previously existing facility. Borrowings under the Stock Option Proceeds Credit Facility are principally used to fund stock repurchases and future preferred dividend requirements on Time Warner's Series G, H, I and

J Preferred Stock. At September 30, 1998 and December 31, 1997, Time Warner had outstanding borrowings against future stock option proceeds of $1.015 billion and $533 million, respectively.

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

8.    SHAREHOLDERS' EQUITY

      During 1998, Time Warner issued approximately 26.3 million shares of common stock in connection with the conversion of 12.6 million shares of convertible preferred stock (consisting of approximately 5 million shares of Series G preferred stock, 6.3 million shares of Series I preferred stock and 1.3 million shares of Series J preferred stock). These conversions are expected to result in approximately $50 million of cash dividend savings in the aggregate for Time Warner through the end of 1999.

      In June 1998, in order to offset partially the dilutive effect relating to the conversion of the Zero-Coupon Convertible Notes (Note 5), Time Warner exercised its option under a forward purchase contract and repurchased 9.1 million shares of its common stock at an aggregate cost of $632 million, or $69.12 per common share.

      In connection with these transactions and the conversion of the Zero-Coupon Convertible Notes, Time Warner's Board of Directors authorized in 1998 an 18.7 million share increase in the Company's existing common stock repurchase program that, along with previous authorizations, allows the Company to repurchase, from time to time, up to 53.7 million shares of common stock. The common stock repurchased under the program is expected to continue to be used to satisfy a portion of the future share issuances related to the exercise of existing employee stock options and the potential conversion of certain convertible securities. Actual repurchases in any period will be subject to market conditions. As of September 30, 1998, Time Warner had acquired 26.4 million shares of its common stock in 1998 at an aggregate cost of $1.944 billion. In addition, in October 1998, Time Warner acquired another 3.2 million shares of common stock at an aggregate cost of $258 million, thereby increasing the cumulative shares purchased under this program to approximately 47.2 million shares at an aggregate cost of approximately $3 billion. Except for repurchases of common stock using $1.1 billion of borrowings in the second quarter of 1998 that offset a like-amount of debt reduction associated with the conversion of the Zero-Coupon Convertible Notes into common stock, these repurchases have been and are expected to continue to be funded with stock option exercise proceeds and borrowings under Time Warner's Stock Option Proceeds Credit Facility, as described more fully above.

9.    DERIVATIVE FINANCIAL INSTRUMENTS

      Time Warner uses derivative financial instruments principally to manage the risk that changes in interest rates will affect either the fair value of its debt obligations or the amount of its future interest payments and, with regard to foreign currency exchange rates, to manage the risk that changes in exchange rates will affect the amount of unremitted or future royalties and license fees to be received from the sale of U.S. copyrighted products abroad. The following is a summary of Time Warner's risk management strategies and the effect of these strategies on Time Warner's consolidated financial statements.

Interest Rate Risk Management

Interest Rate Swap Contracts

      Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. Under an interest rate swap contract, Time Warner either agrees to pay an amount equal to a specified variable-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed-rate of interest times the same notional principal amount or, vice versa, to receive a variable-rate amount and to pay a fixed-rate amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Interest rate swap contracts are entered into with a number of major financial institutions in order to minimize credit risk.

      Time Warner accounts for its interest rate swap contracts differently based on whether it has agreed to pay an amount based on a variable-rate or fixed-rate of interest. For interest rate swap contracts under which Time Warner agrees to pay variable-rates of interest, these contracts are considered to be a hedge against changes in the fair value of Time Warner's fixed-rate debt obligations. Accordingly, the interest rate swap contracts are reflected at fair value in Time Warner's consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. In turn, changes during any accounting period in the fair value of these interest rate swap contracts, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt being hedged, are recognized as adjustments to interest expense in Time Warner's consolidated statement of operations. The net effect of this accounting on Time Warner's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates.

      For interest rate swap contracts under which Time Warner agrees to pay fixed-rates of interest, these contracts are considered to be a hedge against changes in the amount of future cash flows associated with Time Warner's interest payments. Accordingly, the interest rate swap contracts are reflected at fair value in Time

Warner's consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders' equity (as a component of comprehensive income). These deferred gains and losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. The net effect of this accounting on Time Warner's operating results is that interest expense on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates.

      At September 30, 1998, Time Warner had interest rate swap contracts to pay variable-rates of interest (average six-month LIBOR rate of 5.75%) and receive fixed-rates of interest (average rate of 5.51%) on $1.6 billion notional amount of indebtedness, which resulted in approximately 34.7% of Time Warner's underlying debt, and 41% of Time Warner's and the Entertainment Group's combined debt, being subject to variable interest rates. At December 31, 1997, Time Warner had interest rate swap contracts on $2.3 billion notional amount of indebtedness. The net gain or loss on the ineffective portion of these interest rate swap contracts was not material in any period.

Interest Rate Lock Agreements

      Interest rate lock agreements are used to hedge the risk that the cost of a future issuance of debt may be adversely affected by changes in interest rates. Under an interest rate lock agreement, Time Warner agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the existing yield of a U.S. treasury bond at the date when the hedge is established and the existing yield of a U.S. treasury bond at the date when the hedge is settled, typically when Time Warner issues new debt. The notional amounts of the agreement are not exchanged. Interest rate lock agreements are entered into with a number of major financial institutions in order to minimize credit risk.

      Interest rate lock agreements are reflected at fair value in Time Warner's consolidated balance sheet and the related gains or losses on these agreements are deferred in shareholders' equity (as a component of comprehensive income). These deferred gains and losses are then amortized as an adjustment to interest expense over the same period in which the related interest costs on the new debt issuances are recognized in income.

      At September 30, 1998, Time Warner had interest rate lock agreements on $1.015 billion notional amount of indebtedness, which are principally being used to hedge future debt issuances in connection with the planned redemption of Time Warner's Series M Preferred Stock on December 30, 1998. Time Warner had deferred approximately $55 million of net losses on interest rate lock agreements at September 30, 1998, of which approximately $4 million is expected to be recognized in income over the next twelve months.

Foreign Currency Risk Management

     Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time

Warner hedges a portion of its and TWE's combined foreign currency exposures anticipated over the ensuing twelve month period. At September 30, 1998, Time Warner had effectively hedged approximately half of the combined estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk.

      Time Warner records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Gains and losses on foreign exchange contracts are generally included as a component of interest and other, net, in Time Warner's consolidated statement of operations.

      At September 30, 1998, Time Warner had contracts for the sale of $608 million and the purchase of $267 million of foreign currencies at fixed rates, primarily Japanese yen (39% of contract value), German marks (42%) and French francs (16%), compared to contracts for the sale of $507 million and the purchase of $139 million of foreign currencies at December 31, 1997. Time Warner had deferred approximately $4 million of net losses on foreign exchange contracts at September 30, 1998, which is all expected to be recognized in income over the next twelve months.

10.   SEGMENT INFORMATION

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

      Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The operating results of Time Warner's and the Entertainment Group's cable segments reflect the TWE-A/N Transfers effective as of January 1, 1998, the Primestar Roll-up Transaction effective as of April 1, 1998, the formation of the Road Runner Joint Venture effective as of June 30, 1998 and the Business Telephony Reorganization effective as of July 1, 1998.


                                                    Three Months           Nine Months
                                                Ended September 30,     Ended September 30,
                                                -------------------     -------------------
                                                  1998     1997           1998     1997
                                                  ----     ----           ----     ----
                                                               (millions)
Revenues
Time Warner:
Publishing ..................................   $1,076  $ 1,027        $ 3,160  $ 3,004
Music .......................................      938      880          2,731    2,635
Cable Networks-TBS ..........................      825      748          2,459    2,092
Filmed Entertainment-TBS ....................      543      363          1,419    1,097
Cable .......................................      236      248            726      740
Intersegment elimination ....................      (40)     (35)          (108)    (110)
                                                ------   ------        -------  -------
Total........................................   $3,578   $3,231        $10,387  $ 9,458
                                                ======   ======        =======  =======

Entertainment Group:
Filmed Entertainment-Warner Bros............    $1,729  $ 1,399        $ 4,371  $ 3,830
Broadcasting-The WB Network ................        64       31            170       84
Cable Networks-HBO .........................       505      482          1,526    1,452
Cable.......................................     1,052    1,060          3,289    3,146
Intersegment elimination ...................      (128)    (115)          (369)    (322)
                                                ------   ------        -------  -------

Total.......................................    $3,222  $ 2,857        $ 8,987  $ 8,190
                                                ======  =======        =======  =======


                                                    Three Months           Nine Months
                                                Ended September 30,     Ended September 30,
                                                -------------------     -------------------
                                                  1998     1997           1998     1997
                                                  ----     ----           ----     ----
                                                               (millions)
EBITA(1)
Time Warner:
Publishing .................................   $   112  $    98        $   373  $   331
Music ......................................        99       90            288      314
Cable Networks-TBS .........................       154      128            505      407
Filmed Entertainment-TBS ...................        71       68             94      103
Cable ......................................        81      107            229      316
Intersegment elimination ...................        (1)      (4)           (21)     (11)
                                               -------  -------        -------  -------

Total ......................................   $   516  $   487        $ 1,468  $ 1,460
                                               =======  =======        =======  =======

Entertainment Group:
Filmed Entertainment-Warner Bros ...........   $   162  $   106        $   403  $   321
Broadcasting-The WB Network ................       (17)     (21)           (78)     (60)
Cable Networks-HBO .........................       117      102            339      291
Cable(2) ...................................       336      257          1,017      759
                                               -------  -------        -------  -------
Total ......................................   $   598  $   444        $ 1,681  $ 1,311
                                               =======  =======        =======  =======
---------------
(1)EBITA   represents   business   segment   operating   income  before  noncash
   amortization of intangible assets. After deducting amortization of intangible assets,  Time Warner's  business  segment  operating income for the three and nine months ended September 30, 1998, respectively, and for the corresponding periods in the prior year was $315 million and $869 million in 1998, and $263 million  and $802  million in 1997.  Similarly,  business  segment  operating income  of the  Entertainment  Group  for the  three  and nine  months  ended
   September 30, 1998,  respectively,  and for the corresponding  periods in the prior year was $469 million and $1.294  billion in 1998, and $335 million and
   $990 million in 1997.
(2)Includes net pretax gains  recognized in connection with the sale or exchange of certain  cable  television  systems of  approximately  $6 million  and $16 million for the three months ended September 30, 1998 and 1997, respectively, and $90 million and $40 million for the nine months ended  September 30, 1998 and 1997, respectively.



                                                   Three Months            Nine Months
                                                Ended September 30,     Ended September 30,
                                                -------------------     -------------------
                                                  1998     1997           1998     1997
                                                  ----     ----           ----     ----
                                                                (millions)
Depreciation of Property, Plant and Equipment
Time Warner:
Publishing.....................................   $ 20     $ 16           $ 58     $ 49
Music..........................................     16       21             54       62
Cable Networks-TBS.............................     25       23             72       65
Filmed Entertainment-TBS.......................      1        2              4        5
Cable..........................................     32       34             97       96
                                                  ----     ----           ----     ----

Total..........................................   $ 94     $ 96           $285     $277
                                                  ====     ====           ====     ====

Entertainment Group:
Filmed Entertainment-Warner Bros...............   $ 48     $ 55           $126     $145
Broadcasting-The WB Network....................      1        -              1        1
Cable Networks-HBO.............................      6        5             16       15
Cable..........................................    174      197            555      545
                                                  ----     ----           ----     ----

Total..........................................   $229     $257           $698     $706
                                                  ====     ====           ====     ====


                                                  Three Months              Nine Months
                                                Ended September 30,     Ended September 30,
                                                -------------------     -------------------
                                                  1998     1997           1998     1997
                                                  ----     ----           ----     ----
                                                              (millions)
Amortization of Intangible Assets(1)
Time Warner:
Publishing.....................................   $ 10     $ 11           $ 27     $ 28
Music..........................................     69       73            208      215
Cable Networks-TBS.............................     50       45            150      140
Filmed Entertainment-TBS.......................     24       26             64       67
Cable..........................................     48       69            150      208
                                                  ----     ----           ----     ----

Total..........................................   $201     $224           $599     $658
                                                  ====     ====           ====     ====

Entertainment Group:
Filmed Entertainment-Warner Bros...............   $ 33     $ 31           $ 99     $ 92
Broadcasting-The WB Network....................      -        -              2        -
Cable Networks-HBO.............................      -        -              -        -
Cable..........................................     96       78            286      229
                                                  ----     ----           ----     ----

Total..........................................   $129     $109           $387     $321
                                                  ====     ====           ====     ====

(1)Amortization includes amortization relating to all business combinations accounted for by the purchase method, including the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of Turner
   Broadcasting System, Inc. in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995.


11.         COMMITMENTS AND CONTINGENCIES

      Pending legal proceedings are substantially limited to litigation incidental to the businesses of Time Warner and alleged damages in connection with class action lawsuits. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of Time Warner.

12.   ADDITIONAL FINANCIAL INFORMATION

      Additional financial information with respect to cash flows is as follows:

                                                             Nine Months
                                                         Ended September 30,
                                                         -------------------
                                                           1998     1997
                                                           ----     ----
                                                             (millions)

Interest expense.....................................      $669     $792
Cash payments made for interest......................       708      822
Cash payments made for income taxes..................       191      225
Tax-related distributions received from TWE..........       264      232
Income tax refunds received..........................        48       43

      Noncash investing activities in the first nine months of 1998 included the Business Telephony Reorganization, the formation of the Road Runner Joint Venture and the TWE-A/N Transfers (Note 2). Noncash financing activities included the conversion of $1.15 billion accreted amount of Zero Coupon Convertible Notes into 18.7 million shares of common stock in the first nine months of 1998 (Note 5), the conversion of 12.6 million shares of convertible preferred stock into approximately 26.3 million shares of common stock (Note 8) and the payment of $137 million of noncash dividends on the Series M Preferred Stock in the first nine months of 1997. During the nine months ended September 30, 1998, Time Warner received $102 million of proceeds under its asset securitization program.

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

                    Consolidating Statement of Operations
                For The Three Months Ended September 30, 1998
                                  (unaudited)

                                                                                           Non-                      Time
                                                     Time           TW                   Guarantor     Elimina-      Warner
                                                    Warner       Companies      TBS     Subsidiaries    tions      Consolidated
                                                    ------       ---------      ---     ------------    -----      ------------
                                                                                 (millions)

Revenues ........................................   $    -        $    -       $ 176       $ 3,418       $ (16)      $ 3,578
                                                    ------        ------       -----       -------       -----       -------

Cost of revenues (1) ............................        -             -          83         1,985         (16)        2,052
Selling, general and administrative (1) .........        -             -          45         1,166           -         1,211
                                                    ------        ------       -----       -------       -----       -------

Operating expenses ..............................        -             -         128         3,151         (16)        3,263
                                                    ------        ------       -----       -------       -----       -------
Business segment operating income ...............        -             -          48           267           -           315
Equity in pretax income of consolidated
  subsidiaries ..................................      203           335          87             -        (625)            -
Equity in pretax income of Entertainment Group ..        -             -           -           196         (32)          164
Interest and other, net .........................      (35)         (183)        (37)          (40)        (16)         (311)
Corporate expenses ..............................      (20)          (14)         (3)          (15)         32           (20)
                                                    ------        ------       -----       -------       -----       -------
Income before income taxes ......................      148           138          95           408        (641)          148
Income tax provision ............................     (109)         (102)        (54)         (232)        388          (109)
                                                    ------        ------       -----       -------       -----       -------
Net income ......................................   $   39        $   36       $  41       $   176       $(253)      $    39
                                                    ======        ======       =====       =======       =====       =======


(1) Includes depreciation and amortization
      expense of: ...............................   $    -        $    -       $   2       $   293       $   -       $   295
                                                    ======        ======       =====       =======       =====       =======

                    Consolidating Statement of Operations
                For The Three Months Ended September 30, 1997
                                  (unaudited)



                                                                                           Non-                      Time
                                                     Time           TW                   Guarantor     Elimina-      Warner
                                                    Warner       Companies      TBS     Subsidiaries    tions      Consolidated
                                                    ------       ---------      ---     ------------    -----      ------------
                                                                                 (millions)

Revenues .........................................  $    -        $    -      $  121       $ 3,110       $   -       $ 3,231
                                                    ------        ------      ------       -------       -----       -------
Cost of revenues (1) .............................       -             -          67         1,897           -         1,964
Selling, general and administrative (1) ..........       -             -          35           969           -         1,004
                                                    ------        ------      ------       -------       -----       -------
Operating expenses ...............................       -             -         102         2,866           -         2,968
                                                    ------        ------      ------       -------       -----       -------
Business segment operating income ................       -             -          19           244           -           263
Equity in pretax income of consolidated
  subsidiaries ...................................      43           173         124             -        (340)            -
Equity in pretax income of Entertainment Group ...       -             -           -           107         (11)           96
Interest and other, net ..........................       7          (187)        (60)          (53)        (16)         (309)
Corporate expenses ...............................     (17)          (10)         (2)          (11)         23           (17)
                                                    ------        ------      ------       -------       -----       -------
Income (loss) before income taxes ................      33           (24)         81           287        (344)           33
Income tax provision .............................     (61)          (24)        (41)         (161)        226           (61)
                                                    ------        ------      ------       -------       -----       -------
Income (loss) before extraordinary item ..........     (28)          (48)         40           126        (118)          (28)
Extraordinary loss on retirement of
  debt, net of tax ...............................      (7)           (7)          -            (7)         14            (7)
                                                    ------        ------      ------       -------       -----       -------
Net income (loss) ................................  $  (35)       $  (55)     $   40       $   119       $(104)      $   (35)
                                                    ======        ======      ======       =======       =====       =======


(1) Includes depreciation and amortization
      expense of: ................................  $    -        $    -      $    5       $   315      $    -       $   320
                                                    ======        ======      ======       =======       =====       =======


                    Consolidating Statement of Operations
                 For The Nine Months Ended September 30, 1998
                                  (unaudited)


                                                                                            Non-                      Time
                                                     Time           TW                   Guarantor     Elimina-      Warner
                                                    Warner       Companies      TBS     Subsidiaries    tions      Consolidated
                                                    ------       ---------      ---     ------------    -----      ------------
                                                                                 (millions)

Revenues .........................................  $    -        $    -      $  542       $ 9,861     $   (16)      $10,387
                                                    ------        ------       -----       -------     -------       -------
Cost of revenues (1) .............................       -             -         244         5,788         (16)        6,016
Selling, general and administrative (1) ..........       -             -         142         3,360           -         3,502
                                                    ------        ------       -----       -------     -------       -------
Operating expenses ...............................       -             -         386         9,148         (16)        9,518
                                                    ------        ------       -----       -------     -------       -------

Business segment operating income ................       -             -         156           713           -           869
Equity in pretax income of consolidated
  subsidiaries ...................................     486           949         165             -      (1,600)            -
Equity in pretax income of Entertainment Group ...       -             -           -           492         (55)          437
Interest and other, net ..........................     (57)         (570)       (121)          (91)        (38)         (877)
Corporate expenses ...............................     (58)          (40)        (11)          (46)         97           (58)
                                                    ------        ------       -----       -------     -------       -------

Income before income taxes .......................     371           339         189         1,068      (1,596)          371
Income tax provision .............................    (293)         (237)       (127)         (599)        963          (293)
                                                    ------        ------       -----       -------     -------       -------

Net income ......................................   $   78        $  102      $   62       $   469     $  (633)      $    78
                                                    ======        ======      ======       =======     =======       =======

(1) Includes depreciation and amortization
      expense of: ................................  $    -        $    -      $    6       $   878     $     -       $   884
                                                    ======       =======      ======       =======     =======       =======

                   Consolidating Statement of Operations
                 For The Nine Months Ended September 30, 1997
                                  (unaudited)


                                                                                           Non-                      Time
                                                     Time           TW                   Guarantor     Elimina-      Warner
                                                    Warner       Companies      TBS     Subsidiaries    tions      Consolidated
                                                    ------       ---------      ---     ------------    -----      ------------
                                                                                (millions)

Revenues .........................................  $    -        $    -       $ 387       $ 9,071     $     -       $ 9,458
                                                    ------        ------       -----       -------     -------       -------
Cost of revenues (1) .............................       -             -         192         5,225           -         5,417
Selling, general and administrative (1) ..........       -             -         126         3,113           -         3,239
                                                    ------        ------       -----       -------     -------       -------

Operating expenses ...............................       -             -         318         8,338           -         8,656
                                                    ------        ------       -----       -------     -------       -------

Business segment operating income ................       -             -          69           733           -           802
Equity in pretax income of consolidated
  subsidiaries ...................................     402           871         238             -      (1,511)            -
Equity in pretax income of Entertainment Group ...       -             -           -           551         (29)          522
Interest and other, net ..........................      18          (564)       (155)         (174)        (29)         (904)
Corporate expenses ...............................     (60)          (38)        (10)          (43)         91           (60)
                                                    ------        ------       -----       -------     -------       -------

Income before income taxes .......................     360           269         142         1,067      (1,478)          360
Income tax provision .............................    (306)         (211)       (104)         (594)        909          (306)
                                                    ------        ------       -----       -------     -------       -------

Income before extraordinary item .................      54            58          38           473        (569)           54
Extraordinary loss on retirement of debt,
  net of tax .....................................     (24)          (20)         (4)          (20)         44           (24)
                                                    ------        ------       -----       -------     -------       -------

Net income .......................................  $   30        $   38       $  34       $   453     $  (525)      $    30
                                                    ======        ======       =====       =======     =======       =======


(1) Includes depreciation and amortization
      expense of: ................................   $   -        $    -       $  16         $ 919      $    -        $  935
                                                    ======       =======       =====       =======       =====       =======


                        Consolidating Balance Sheet
                              September 30, 1998
                                  (unaudited)

                                                                                           Non-                      Time
                                                     Time           TW                   Guarantor     Elimina-      Warner
                                                    Warner       Companies      TBS     Subsidiaries    tions      Consolidated
                                                    ------       ---------      ---     ------------    -----      ------------
                                                                                 (millions)
ASSETS
Current assets
Cash and equivalents ............................. $     -       $     8     $    11       $   374    $      -      $    393
Receivables, net .................................       5            52          77         2,109          (3)        2,240
Inventories ......................................       -             -          75           787           -           862
Prepaid expenses .................................      17             -           2         1,192          (3)        1,208
                                                    ------        ------       -----       -------     -------       -------
Total current assets .............................      22            60         165         4,462          (6)        4,703

Noncurrent inventories ...........................       -             -         181         1,721           -         1,902
Investments in and amounts due to and from
  consolidated subsidiaries ......................  16,616        14,024       9,800             -     (40,440)            -
Investments in and amounts due to and
  from Entertainment Group .......................       -           944           -         4,513         (97)        5,360
Other investments ................................     170            12          24         1,211        (626)          791
Property, plant and equipment, net ...............      56             -          44         1,910           -         2,010
Music catalogues, contracts and copyrights .......       -             -           -           867           -           867
Cable television and sports franchises ...........       -             -           -         3,127           -         3,127
Goodwill .........................................       -             -           -        12,023           -        12,023
Other assets .....................................      58           116         119           619          (7)          905
                                                    ------        ------       -----       -------     -------       -------

Total assets ..................................... $16,922       $15,156     $10,333       $30,453    $(41,176)     $ 31,688
                                                   =======       =======     =======       =======    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable ................................. $     3       $     -     $    13       $   827    $      -      $    843
Participations, royalties and programming costs
  payable ........................................       -             -          30         1,082           -         1,112
Debt due within one year .........................       -             -           -            19           -            19
Other current liabilities ........................     319           187         131         1,622           -         2,259
                                                    ------        ------       -----       -------     -------       -------
Total current liabilities ........................     322           187         174         3,550           -         4,233

Long-term debt ...................................     594         7,357         747           367           -         9,065
Debt due to affiliates ...........................       -             -       1,647           158      (1,805)            -
Borrowings against future stock option proceeds ..   1,015             -           -             -           -         1,015
Deferred income taxes ............................   3,609         3,443         245         3,689      (7,377)        3,609
Unearned portion of paid subscriptions ...........       -             -           -           720           -           720
Other liabilities ................................     383             -         117           972           -         1,472
TW Companies-obligated mandatorily redeemable
  preferred securities of a subsidiary holding
  solely subordinated debentures of TW Companies .       -             -           -           575           -           575
Series M exchangeable preferred stock ............   1,859             -           -             -           -         1,859

Shareholders' equity
Due to (from) Time Warner and subsidiaries .......       -        (2,102)          -          (853)      2,955             -
Other shareholders' equity .......................   9,140         6,271       7,403        21,275     (34,949)        9,140
                                                    ------        ------       -----       -------     -------       -------
Total shareholders' equity .......................   9,140         4,169       7,403        20,422     (31,994)        9,140
                                                    ------        ------       -----       -------     -------       -------
Total liabilities and shareholders' equity ....... $16,922       $15,156     $10,333       $30,453    $(41,176)     $ 31,688
                                                   =======       =======     =======       =======    ========      ========

                        Consolidating Balance Sheet
                              December 31, 1997
                                  (unaudited)



                                                                                            Non-                      Time
                                                     Time           TW                   Guarantor     Elimina-      Warner
                                                    Warner       Companies      TBS     Subsidiaries    tions      Consolidated
                                                    ------       ---------      ---     ------------    -----      ------------
                                                                                 (millions)
ASSETS
Current assets
Cash and equivalents ............................. $     -       $   372     $     9       $   264    $      -      $    645
Receivables, net .................................      34            82           9         2,350         (28)        2,447
Inventories ......................................       -             -         112           718           -           830
Prepaid expenses .................................      21            14           5         1,063         (14)        1,089
                                                    ------        ------       -----       -------     -------       -------
Total current assets .............................      55           468         135         4,395         (42)        5,011

Noncurrent inventories ...........................       -             -         123         1,643          -          1,766
Investments in and amounts due to and from
  consolidated subsidiaries ......................  16,189        14,995       9,950             -     (41,134)            -
Investments in and amounts due to and
  from Entertainment Group .......................       -           970           -         4,620         (41)        5,549
Other investments ................................     106             1          24         1,957        (593)        1,495
Property, plant and equipment, net ...............      68             -          48         1,973           -         2,089
Music catalogues, contracts and copyrights .......       -             -           -           928           -           928
Cable television and sports franchises ...........       -             -           -         3,982           -         3,982
Goodwill .........................................       -             -           -        12,572           -        12,572
Other assets .....................................      54           124         118           483          (8)          771
                                                    ------        ------       -----       -------     -------       -------
Total assets ..................................... $16,472       $16,558     $10,398       $32,553    $(41,818)     $ 34,163
                                                   =======       =======     =======       =======    ========       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable........................ ......... $    24       $     -     $    11       $   877    $      -      $    912
Participations, royalties and programming costs
  payable ........................................       -             -          10         1,062           -         1,072
Debt due within one year .........................       -             -           -             8           -             8
Other current liabilities ........................     442           284         234         1,371          48         2,379
                                                    ------        ------       -----       -------     -------       -------
Total current liabilities ........................     466           284         255         3,318          48         4,371

Long-term debt ...................................       -         8,462         747         2,624           -        11,833
Debt due to affiliates ...........................       -             -       1,722           158      (1,880)            -
Borrowings against future stock option proceeds ..     533             -           -             -           -           533
Deferred income taxes ............................   3,960         3,797         243         4,040      (8,080)        3,960
Unearned portion of paid subscriptions ...........       -             -           -           672           -           672
Other liabilities ................................     300            20          90           596           -         1,006
TW Companies-obligated mandatorily redeemable
  preferred securities of a subsidiary holding
  solely subordinated debentures of TW Companies..       -             -           -           575           -           575
Series M exchangeable preferred stock ............   1,857             -           -             -           -         1,857

Shareholders' equity
Due to (from) Time Warner and subsidiaries .......       -        (2,195)          -          (256)      2,451             -
Other shareholders' equity .......................   9,356         6,190       7,341        20,826     (34,357)        9,356
                                                    ------        ------       -----       -------     -------       -------
Total shareholders' equity .......................   9,356         3,995       7,341        20,570     (31,906)        9,356
                                                    ------        ------       -----       -------     -------       -------
Total liabilities and shareholders' equity ....... $16,472       $16,558     $10,398       $32,553    $(41,818)     $ 34,163
                                                   =======       =======     =======       =======    ========       =======


                   Consolidating Statement of Cash Flows
                 For The Nine Months Ended September 30, 1998
                                  (unaudited)


                                                                                            Non-                      Time
                                                     Time           TW                   Guarantor     Elimina-      Warner
                                                    Warner       Companies      TBS     Subsidiaries    tions      Consolidated
                                                    ------       ---------      ---     ------------    -----      ------------
                                                                                 (millions)
OPERATIONS
Net income............................... ........  $   78        $  102      $   62       $   469     $  (633)      $    78
Adjustments for noncash and nonoperating items:
Depreciation and amortization ....................       -             -           6           878           -           884
Noncash interest expense .........................       -            29           -             -           -            29
Excess (deficiency) of distributions over equity in
  pretax income of consolidated subsidiaries .....   1,140          (467)        335             -      (1,008)            -
Excess of equity in pretax income of
  Entertainment Group over distributions .........       -             -           -           113          55           168
Changes in operating assets and liabilities ......     472             5        (125)         (233)        (84)           35
                                                    ------        ------      ------       -------     -------       -------
Cash provided (used) by operations ...............   1,690          (331)        278         1,227      (1,670)        1,194
                                                    ------        ------      ------       -------     -------       -------
INVESTING ACTIVITIES
Investments and acquisitions .....................    (213)            -           -           127           -           (86)
Advances to parents and consolidated subsidiaries .   (873)         (187)          -           (39)      1,099             -
Repayment of advances from consolidated subsidiaries    75           360           -             -        (435)            -
Capital expenditures .............................       -             -          (9)         (339)          -          (348)
Investment proceeds ..............................       -             -           -           458           -           458
Proceeds received from distribution of Senior
  Capital contributed to TWE .....................       -             -           -           455           -           455
                                                    ------        ------      ------       -------     -------       -------
Cash provided (used) by investing activities .....  (1,011)          173          (9)          662         664           479
                                                    ------        ------      ------       -------     -------       -------
FINANCING ACTIVITIES
Borrowings .......................................     601           496           -           579          (7)        1,669
Debt repayments ..................................       -          (500)        (75)       (1,800)         75        (2,300)
Change in due to/from parent .....................       -          (188)       (192)         (558)        938             -
Borrowings against future stock option proceeds ..   1,015             -           -             -           -         1,015
Repayments of borrowings against future stock
  option proceeds ................................    (533)            -           -             -           -          (533)
Repurchases of Time Warner common stock...........  (1,944)            -           -             -           -             -
Dividends paid ...................................    (394)            -           -             -           -          (394)
Proceeds received from stock options and
  dividend reinvestment plans.....................     599             -           -             -           -           599
Other ............................................     (23)          (14)          -             -           -           (37)
                                                    ------        ------      ------       -------     -------       -------
Cash used by financing activities ................    (679)         (206)       (267)       (1,779)      1,006        (1,925)
                                                    ------        ------      ------       -------     -------       -------
INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS ....................................       -          (364)          2           110           -          (252)
                                                    ------        ------      ------       -------     -------       -------
CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD ............................       -           372           9           264           -           645
                                                    ------        ------      ------       -------     -------       -------
CASH AND EQUIVALENTS AT END OF PERIOD.............  $    -        $    8      $   11       $   374     $     -       $   393
                                                    ======        ======      ======       =======     =======       =======

                    Consolidating Statement of Cash Flows
                 For The Nine Months Ended September 30, 1997
                                  (unaudited)

                                                                                           Non-                      Time
                                                     Time           TW                   Guarantor     Elimina-      Warner
                                                    Warner       Companies      TBS     Subsidiaries    tions      Consolidated
                                                    ------       ---------      ---     ------------    -----      ------------
                                                                                 (millions)
OPERATIONS
Net income ......................................... $  30        $   38       $  34       $   453     $  (525)      $    30
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt ...........    24            20           4            20         (44)           24
Depreciation and amortization ......................     -             -          16           919           -           935
Noncash interest expense ...........................     -            73           2             -           -            75
Excess of distributions over equity in pretax
  income of consolidated subsidiaries ..............   490           597         272             -      (1,359)            -
Excess (deficiency) of equity in pretax income of
  Entertainment Group over distributions ...........     -             -           -          (197)         29          (168)
Changes in operating assets and liabilities ........   225          (293)       (118)          482        (553)         (257)
                                                     -----        ------       -----       -------     -------       -------
Cash provided by operations ........................   769           435         210         1,677      (2,452)          639
                                                     -----        ------       -----       -------     -------       -------

INVESTING ACTIVITIES
Investments and acquisitions .......................   (17)            -           -           (81)          -           (98)
Advance to parents and consolidated subsidiaries ...  (778)         (134)          -             -         912             -
Capital expenditures ...............................     -             -          (8)         (416)          -          (424)
Investment proceeds ................................     -             -           -           156           -           156
Proceeds received from distribution of Senior
  Capital contributed to TWE .......................     -             -           -           455           -           455
                                                     -----        ------       -----       -------     -------       -------

Cash provided (used) by investing activities .......  (795)         (134)         (8)          114         912            89
                                                     -----        ------       -----       -------     -------       -------

FINANCING ACTIVITIES
Borrowings .........................................     -         1,575         762           370        (762)        1,945
Debt repayments ....................................     -          (833)       (964)         (446)          -        (2,243)
Change in due to/from parent .......................   111          (785)          -        (1,628)      2,302             -
Repayments of borrowings against
  future stock option proceeds .....................  (185)            -           -             -           -          (185)
Repurchases of Time Warner common stock ............   (37)            -           -             -           -           (37)
Dividends paid .....................................  (253)            -           -             -           -          (253)
Proceeds received from stock option and dividend
  reinvestment plans ...............................   328             -           -             -           -           328
Other ..............................................     -            (6)          -           (30)          -           (36)
                                                     -----        ------       -----       -------     -------       -------

Cash used by financing activities ..................   (36)          (49)       (202)       (1,734)      1,540          (481)
                                                     -----        ------       -----       -------     -------       -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS .......    (62)          252           -            57           -           247

CASH AND EQUIVALENTS AT
  BEGINNING OF PERIOD .............................     62           137           -           315           -           514
                                                     -----        ------       -----       -------     -------       -------

CASH AND EQUIVALENTS AT END OF PERIOD .............  $   -        $  389       $   -       $   372     $     -       $   $761
                                                     =====        ======       =====       =======     =======       =======

                  TIME WARNER ENTERTAINMENT COMPANY, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Time Warner Entertainment Company, L.P. ("TWE" or the "Company") classifies its business interests into three fundamental areas: Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems. TWE also manages the cable properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable. Capitalized terms are as defined and described in the accompanying consolidated financial statements, or elsewhere herein.

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

RESULTS OF OPERATIONS

      As more fully described herein, TWE's 1998 operating results have been affected by certain cable-related transactions, including (i) the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to Primestar, Inc., a separate holding company (the "Primestar Roll-up Transaction"), (iii) the reorganization of Time Warner Cable's business telephony operations (the "Business Telephony Reorganization"),
(iv) the formation of a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses (the "Road Runner Joint Venture") and (v) the sale or exchange of certain cable television systems. The effects of these transactions are described elsewhere herein.

      EBITA and operating income for TWE for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                       --------------------------------         -------------------------------
                                                            Operating                                Operating
                                             EBITA            Income                 EBITA             Income
                                             -----            ------                 -----             ------
                                         1998     1997     1998     1997        1998      1997      1998     1997
                                         ----     ----     ----     ----        ----      ----      ----     ----
                                                                       (millions)
Filmed Entertainment-Warner Bros         $161     $106     $128     $ 75      $  401    $  315    $  302     $223
Broadcasting-The WB Network               (17)     (21)     (17)     (21)        (78)      (60)      (80)     (60)
Cable Networks-HBO                        117      102      117      102         339       291       339      291
Cable(a)                                  336      257      240      179       1,017       759       731      530
                                          ---      ---      ---      ---       -----       ---       ---      ---

Total                                    $597     $444     $468     $335      $1,679    $1,305    $1,292     $984
                                         ====     ====     ====     ====      ======    ======    ======     ====
---------------
(a) Includes net pretax gains recognized in connection with the sale or exchange of certain  cable  television  systems of  approximately  $6 million and $16
    million  for  the  three   months  ended   September   30,  1998  and  1997,
    respectively,  and  approximately  $90  million and $40 million for the nine months ended September 30, 1998 and 1997, respectively.

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

      TWE had revenues of $3.220 billion and net income of $172 million for the three months ended September 30, 1998, compared to revenues of $2.855 billion and net income of $81 million for the three months ended September 30, 1997. As discussed more fully below, TWE's net income increased in 1998 as compared to 1997 principally due to an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense associated with the TWE-A/N Transfers, higher losses from certain investments accounted for under the equity method of accounting and lower gains on foreign exchange contracts.

      As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $23 million and $27 million for the three months ended September 30, 1998 and 1997, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

      Filmed Entertainment-Warner Bros. Revenues increased to $1.727 billion, compared to $1.397 billion in the third quarter of 1997. EBITA increased to $161 million from $106 million. Operating income increased to $128 million from $75 million. Revenues benefited from a significant increase in television production and distribution operations principally relating to the initial off-network domestic syndication availability of Friends and the initial off-network basic cable availability of ER. EBITA and operating income benefited principally from the revenue gains, offset in part by lower international syndication sales of library product and film write-offs relating to disappointing results for certain theatrical releases.

      Broadcasting - The WB Network. Revenues increased to $64 million, compared to $31 million in the third quarter of 1997. EBITA and operating income improved to a loss of $17 million from a loss of $21 million. Revenues increased as a result of higher advertising sales relating to improved television ratings and the addition of a fourth night of prime-time programming in January 1998 and a fifth night in September 1998. Operating losses improved principally as a result of the revenue gains, offset in part by higher programming costs associated with the expanded programming schedule and a lower allocation of losses to a minority partner in the network. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

      Cable Networks-HBO. Revenues increased to $505 million, compared to $482 million in the third quarter of 1997. EBITA and operating income increased to $117 million from $102 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, and, to a lesser extent, cost savings and higher income from Comedy Central, a 50%-owned equity investee.

      Cable. Revenues decreased to $1.052 billion, compared to $1.060 billion in the third quarter of 1997. EBITA increased to $336 million from $257 million. Operating income increased to $240 million from $179 million. The Cable division's 1998 operating results were positively affected by the aggregate net impact of the TWE-A/N Transfers and the deconsolidation of certain of its operations in connection with each of the Primestar Roll-up Transaction, the Business Telephony Reorganization and the formation of the Road Runner Joint
Venture. Excluding the effect of these transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the Federal Communications Commission ("FCC") and an increase in advertising revenues. Similarly excluding the effect of these transactions, EBITA and operating income increased principally as a result of the revenue gains, offset in part by lower net gains relating to the sale or exchange of certain cable television systems and higher depreciation related to capital spending.

      Interest and Other, Net. Interest and other, net, was $203 million in the third quarter of 1998, compared to $145 million in the third quarter of 1997. Interest expense increased to $145 million, compared to $123 million in the third quarter of 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $58 million in the third quarter of 1998, compared to $22 million in the third quarter of 1997, principally due to higher losses from certain investments accounted for under the equity method of accounting, lower gains on foreign exchange contracts and higher losses associated with TWE's asset securitization program.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

      TWE had revenues of $8.980 billion and net income of $435 million for the nine months ended September 30, 1998, compared to revenues of $8.183 billion and net income of $483 million for the nine months ended September 30, 1997. As discussed more fully below and as previously described above, TWE's net income decreased in 1998 as compared to 1997 principally due to significantly lower aggregate, net pretax gains recognized in connection with the sale or exchange of certain cable television systems in each year and the 1997 sale of TWE's interest in E! Entertainment Television, Inc. ("E! Entertainment"). Excluding the effect of these transactions, TWE's net income increased in 1998 principally as a result of an overall increase in operating income generated by its business segments (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense associated with the TWE-A/N Transfers, higher losses from certain investments accounted for under the equity method of accounting and lower gains on foreign exchange contracts.

      As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $55 million and $64 million for the nine months ended September 30, 1998 and 1997, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

      Filmed Entertainment-Warner Bros. Revenues increased to $4.364 billion, compared to $3.823 billion in the first nine months of 1997. EBITA increased to $401 million from $315 million. Operating income increased to $302 million from $223 million. Revenues benefited from a significant increase in television production and distribution operations principally relating to the initial off-network domestic syndication availability of Friends and the initial off-network basic cable availability of ER, as well as an increase in revenues from consumer products licensing operations. EBITA and operating income benefited principally from the revenue gains, offset in part by lower international syndication sales of library product and film write-offs relating to disappointing results for certain theatrical releases. In addition, EBITA and operating income for each period included certain one-time gains on the sale of assets that were comparable in amount and therefore, did not have any significant effect on operating trends.

      Broadcasting - The WB Network. Revenues increased to $170 million, compared to $84 million in the first nine months of 1997. EBITA decreased to a loss of $78 million from a loss of $60 million. Operating losses increased to $80 million from $60 million. Revenues increased as a result of higher advertising sales relating to improved television ratings and the addition of a fourth night of prime-time programming in January 1998 and a fifth night in September 1998. Despite the revenue increase, operating losses increased because of a lower allocation of losses to a minority partner in the network. However, excluding this minority interest effect, operating losses improved principally as a result of the revenue gains, which outweighed higher programming costs associated with the expanded programming schedule. Due to the start-up nature of this national broadcast operation, losses are expected to continue.

      Cable Networks-HBO. Revenues increased to $1.526 billion, compared to $1.452 billion in the first nine months of 1997. EBITA and operating income increased to $339 million from $291 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, and, to a lesser extent, cost savings and higher income from Comedy Central, a 50%-owned equity investee.

      Cable. Revenues increased to $3.289 billion, compared to $3.146 billion in the first nine months of 1997. EBITA increased to $1.017 billion from $759 million. Operating income increased to $731 million from $530 million. The Cable division's 1998 operating results were positively affected by the aggregate net impact of the TWE-A/N Transfers and the deconsolidation of certain of its operations in connection with each of the Primestar Roll-up Transaction, the Business Telephony Reorganization and the formation of the Road Runner Joint
Venture. Excluding the effect of these transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates as permitted under Time Warner Cable's "social contract" with the FCC and an increase in advertising revenues. Similarly excluding the effect of these transactions, EBITA and operating income increased principally as a result of the revenue gains and higher net gains relating to the sale or exchange of certain cable television systems, offset in part by higher depreciation related to capital spending.

     Interest and Other, Net. Interest and other, net, was $550 million in the first nine months of 1998, compared to $155 million in the first nine months of 1997. Interest expense increased to $418 million, compared to $358 million in 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $132 million in the first nine months of 1998, compared to other income, net, of $203 million in the first nine months of 1997, principally due to the absence of an approximate $250 million pretax gain on the sale of an interest in E! Entertainment recognized in 1997, higher losses from certain investments accounted for under the equity method of accounting, lower gains on foreign exchange contracts and higher losses associated with TWE's asset securitization program.


FINANCIAL CONDITION AND LIQUIDITY
September 30, 1998

Financial Condition

       TWE had $7.4 billion of debt, $125 million of cash and equivalents (net debt of $7.3 billion), $221 million of preferred stock of a subsidiary, $591 million of Time Warner General Partners' Senior Capital and $5.8 billion of partners' capital at September 30, 1998, compared to $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.3 billion of partners' capital at December 31, 1997. Net debt increased principally as a result of the TWE-A/N Transfers and cash distributions paid to Time Warner.

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

Cash Flows

      During the first nine months of 1998, TWE's cash provided by operations amounted to $1.273 billion and reflected $1.679 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $698 million of noncash depreciation expense and $131 million of proceeds from TWE's asset securitization program, less $419 million of interest payments, $57 million of income taxes, $54 million of corporate expenses, and $705 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $918 million in the first nine months of 1997 reflected $1.305 billion of business segment EBITA and $692 million of noncash depreciation expense, less $394 million of interest payments, $55 million of income taxes, $54 million of corporate expenses and $576 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

      Cash used by investing activities was $887 million in the first nine months of 1998, compared to $777 million in the first nine months of 1997, principally as a result of the effect of deconsolidating approximately $200 million of cash of Paragon Communications in connection with the TWE-A/N Transfers that has been included as a reduction of cash flows from investments and acquisitions, offset in part by a $96 million increase in proceeds from the sale of investments. Capital expenditures were $1.092 billion in the first nine months of 1998 and $1.117 billion in the first nine months of 1997.

      Cash used by financing activities was $583 million in the first nine months of 1998, compared to $61 million in the first nine months of 1997, principally as a result of the absence of $243 million of aggregate net proceeds from the issuance of preferred stock of a subsidiary in the first quarter of 1997 and a $251 million increase in distributions paid to Time Warner, offset in part by an increase in debt used to fund cash distributions to Time Warner.

      Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

      Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $991 million in the nine months ended September 30, 1998, compared to $1.013 billion in the nine months ended September 30, 1997. For the full year of 1998, cable capital spending is expected to be comparable to 1997 levels, with approximately $400 million budgeted for the remainder of 1998. Capital spending by TWE's Cable division is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services that went into effect on January 1, 1996 and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the FCC to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure, which is expected to be substantially completed over a five-year period ending December 31, 2000. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, TWE-A/N and Time Warner. Management expects to continue to finance such level of investment through cable operating cash flow and the development of new revenue streams from expanded programming options, high-speed Internet access and other services.

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

Road Runner Joint Venture

     In  June  1998,  Time  Warner,  TWE,  TWE-A/N,  MediaOne,  Microsoft  Corp.
("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses (the "Road Runner Joint Venture"). In exchange for contributing their existing high-speed Internet access businesses, Time Warner received an 11.25% common equity interest in the Road Runner Joint Venture, TWE received a 25% interest, TWE-A/N received a 32.5% interest and MediaOne received a 31.25% interest. In exchange for Microsoft and Compaq each contributing $212.5 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 9% by Time Warner, 20% by TWE, 26% by TWE-A/N, 25% by MediaOne, 10% by Microsoft and 10% by Compaq. As a result of this transaction, effective as of June 30, 1998, TWE and TWE-A/N deconsolidated their high-speed Internet access operations and each of TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

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

Primestar Roll-up Transaction

      In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a separate holding company. New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TCI Satellite Entertainment, Inc. and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received approximately 48 million shares of common stock of New Primestar (representing an approximate 24% equity interest) and realized approximately $240 million of debt reduction. TWE deconsolidated the DBS Operations effective as of April 1, 1998 and the equity interest in New Primestar received in this transaction is being accounted for under the equity method of accounting.

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

Warner Bros. Backlog

      Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $2.054 billion at September 30, 1998, compared to $2.126 billion at December 31, 1997 (including amounts relating to TWE's cable television networks of $211 million and $238 million, respectively, and to Time Warner's cable television networks of $500 million and $481 million, respectively).

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

      TWE's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of the Company and technological operations dependent in some way on one or more third parties. These technological operations include information technology ("IT") systems and non-IT systems, including those with embedded technology, hardware and software. Most of TWE's potential Year 2000 exposures are in the area of technological operations dependent on one or more third parties. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on TWE and its financial statements.

     The Company's Year 2000 initiative is being conducted at the operational level by divisional project managers and senior technology executives overseen by senior divisional executives, with assistance internally as well as from outside professionals. The progress of each division through the different phases of remediation - inventorying, assessment, remediation planning, implementation and final testing - is actively overseen and reviewed on a regular basis by an executive oversight group.

      The Company has generally completed the process of identifying potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and other obligations or (3) meet its obligations under regulatory requirements and internal accounting controls. The Company and its divisions have identified approximately 600 worldwide, "mission critical" potential exposures. Of these, as of September 30, 1998, approximately 10% have been identified by the divisions as in the assessment stage, approximately 40% as in the remediation planning stage, and almost 50% as in the process of implementation or testing or as Year 2000 compliant. The Company currently expects that the assessment phase for these potential exposures should be completed by the end of 1998 and that remediation with respect to technological operations in the sole control of the Company will be substantially completed in all material respects by the end of the second quarter of 1999.

     In the area of "mission critical" technological operations dependent in some way on one or more third parties, the situation is much less in TWE's ability to predict or control. In addition, the Company's business is heavily dependent on third parties that are themselves heavily dependent on technology. In some cases, the Company's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. For example, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes is currently not Year 2000 compliant. The box manufacturers are working with cable industry groups and have recently developed solutions that the Company is beginning to install in its headend equipment. It is currently expected that these solutions will be substantially implemented by the end of the second quarter of 1999. In other cases, the Company's third party dependence is on suppliers of products or services that are themselves computer-intensive. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Similarly, because the Company is also a programming supplier, third-party signal delivery problems could affect its ability to deliver its programming to its customers. The Company has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of attempting to ascertain their state of Year 2000 readiness through questionnaires, interviews, on-site visits, industry group participation and other available means.

Moreover, TWE is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. TWE is taking steps to attempt to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties.

     The Company currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $50 to $85 million, of which an estimated 40% to 50% has been incurred through September 30, 1998. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

      Management believes that it has established an effective program to resolve all significant Year 2000 issues in its sole control in a timely manner. As noted above, however, the Company has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control. In the event that the Company did not complete any of its currently planned additional remediation prior to the Year 2000, management believes that the Company could experience significant difficulty in producing and delivering its products and services and conducting its business in the Year 2000 as it has in the past. In addition, disruptions experienced by third parties with which the Company does business as well as by the economy generally could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

      The Company has been focusing its efforts on identification and remediation of its Year 2000 exposures and has not yet developed significant contingency plans in the event it does not successfully complete all phases of its Year 2000 program. The Company intends to examine its status at the end of 1998, and periodically thereafter, to determine whether such plans are necessary.

Euro Conversion

      Effective January 1, 1999, the "euro" will be established as the common legal currency of more than two-thirds of the member countries of the European Union. These member countries will then have a three-year transitional period to convert their existing sovereign currencies to the euro. By July 1, 2002, all participating member countries must eliminate their sovereign currencies and replace their legal tender with euro-denominated bills and coins. Notwithstanding this transitional period, many commercial transactions are expected to become euro-denominated well before the July 2002 deadline. Accordingly, TWE is in the process of evaluating the short-term and long-term effects of the euro conversion on its businesses, principally consisting of its international filmed entertainment operations.

      TWE believes that its most significant short-term impact relating to the euro conversion is the need to modify its accounting and information systems to handle transactions during the transitional period in both the euro and the existing sovereign currencies of the participating member countries. TWE is in the process of identifying the accounting and information systems in need of modification and, based on these findings, will formulate an action plan to address the nature and timing of remediation efforts. Based on preliminary information, costs to modify its accounting and information systems are not expected to be material.

      TWE believes that its most significant long-term business risk relating to the euro conversion may be increased pricing pressures for its products and services brought about by heightened consumer awareness of possible cross-border price differences. However, TWE believes that these business risks may be offset to some extent by lower production costs, other cost savings and marketing opportunities. Notwithstanding such risks, management does not believe at this time that the euro conversion will have a material effect on TWE's financial position, results of operations or cash flows in future periods.

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

      TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings and:

* For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS; increases in government regulation of cable or equipment rates (or any failure to reduce rate regulation as is presently mandated by statute) or other terms of service (such as "digital must-carry") or opposition to franchise renewals; the failure of new equipment (such as digital set-top boxes) or services to function properly, to appeal to enough consumers or to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

* For TWE's cable programming and television businesses, greater than expected programming or production costs; public and cable operator resistance to price increases to offset higher programming costs (and the negative impact on premium programmers of increases in basic cable rates); the sensitivity of advertising to economic cyclicality; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

*   For TWE's film and  television  businesses,  their  ability to  continue  to attract and select desirable talent and scripts at manageable costs; increases in production costs generally; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

* The ability of the Company and its key service providers, vendors, suppliers, customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue, including their ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of the Company's remediation plans and the ability of third parties to adequately address their own Year 2000 issues.

      In addition, TWE's overall financial strategy, including improved financial ratios and a strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, consequences of the euro conversion and changes in TWE's plans, strategies and intentions.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                      September 30, December 31,
                                                         1998          1997
                                                         ----          ----
                                                            (millions)
ASSETS
Current assets
Cash and equivalents................................ $    125       $   322
Receivables, including $485 and $385 million due
  from Time Warner, less allowances of $407 and
  $424 million ......................................   2,438         1,914
Inventories..........................................   1,310         1,204
Prepaid expenses.....................................     173           182
                                                     --------       -------

Total current assets.................................   4,046         3,622

Noncurrent inventories...............................   2,281         2,254
Loan receivable from Time Warner.....................     400           400
Investments..........................................     724           315
Property, plant and equipment........................   6,050         6,557
Cable television franchises..........................   4,000         3,063
Goodwill.............................................   4,080         3,859
Other assets.........................................     826           661
                                                     --------       -------

Total assets.........................................$ 22,407       $20,731
                                                     ========       =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable..................................... $ 1,077       $ 1,123
Participations and programming costs payable.........   1,393         1,176
Debt due within one year.............................       7             8
Other current liabilities, including $353 and
  $184 million due to Time Warner ...................   1,828         1,667
                                                     --------       -------

Total current liabilities............................   4,305         3,974

Long-term debt.......................................   7,435         5,990
Other long-term liabilities, including $682 and
  $477 million due to Time Warner....................   2,659         1,873
Minority interests...................................   1,440         1,210
Preferred stock of subsidiary holding solely a
  mortgage note of its parent .......................     221           233
Time Warner General Partners' Senior Capital.........     591         1,118

Partners' capital
Contributed capital..................................   7,344         7,537
Undistributed partnership earnings (deficit).........  (1,588)       (1,204)
                                                     --------       -------

Total partners' capital..............................   5,756         6,333
                                                     --------       -------

Total liabilities and partners' capital..............$ 22,407       $20,731
                                                     ========       =======

See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                       Three Months            Nine Months
                                                    Ended September 30,      Ended September 30,
                                                    -------------------      -------------------
                                                     1998       1997          1998       1997
                                                     ----       ----          ----       ----
                                                                    (millions)

Revenues (a).....................................  $3,220    $ 2,855       $ 8,980    $ 8,183
                                                   ------    -------       -------    -------

Cost of revenues (a)(b) .........................   2,175      1,905         5,927      5,352
Selling, general and administrative (a)(b) ......     577        615         1,761      1,847
                                                   ------    -------       -------    -------

Operating expenses ..............................   2,752      2,520         7,688      7,199
                                                   ------    -------       -------    -------

Business segment operating income ...............     468        335         1,292        984
Interest and other, net (a) .....................    (203)      (145)         (550)      (155)
Minority interest ...............................     (52)       (64)         (198)      (228)
Corporate services (a) ..........................     (18)       (18)          (54)       (54)
                                                   ------    -------       -------    -------

Income before income taxes ......................     195        108           490        547
Income taxes ....................................     (23)       (27)          (55)       (64)
                                                   ------    -------       -------    -------

Net income.......................................  $  172    $    81       $   435    $   483
                                                   ======    =======       =======    =======

-------
(a)  Includes  the  following  income  (expenses)  resulting  from transactions  with the partners of TWE and other related companies for the three and  nine  months
     ended   September  30,  1998,   respectively,   and  for  the corresponding periods
     in the prior year:  revenues-$227 million and $474 million in 1998, $103 million and
     $224 million in 1997; cost of  revenues-$(49)  million and $(142) million in 1998,
     $ (11)  million  and  $(47)  million  in 1997;  selling,  general  and administrative-$(14)  million  and $(16)  million in 1998,  $20  million and $60 million in 1997;  interest and other,  net-$1 million and $6 million in 1998, $8 million and $25 million in 1997; and corporate  services-$(18) million and $(54)
     million in 1998, $(18) million and $(54) million in 1997

(b)  Includes depreciation and amortization
     expense of:.................................  $  358    $   361       $ 1,085    $ 1,013
                                                   ======    =======       =======    =======


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                               Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                               1998     1997
                                                               ----     ----
                                                                (millions)
OPERATIONS
Net income...................................................$  435  $   483
Adjustments for noncash and nonoperating items:
Depreciation and amortization................................ 1,085    1,013
Changes in operating assets and liabilities..................  (247)    (578)
                                                              ------  -------

Cash provided by operations.................................. 1,273      918
                                                             ------  -------
INVESTING ACTIVITIES
Investments and acquisitions.................................  (335)    (104)
Capital expenditures.........................................(1,092)  (1,117)
Investment proceeds..........................................   540      444
                                                             ------  -------
Cash used by investing activities............................  (887)    (777)
                                                             ------  -------
FINANCING ACTIVITIES
Borrowings................................................... 1,515      905
Debt repayments..............................................  (840)    (323)
Issuance of preferred stock of subsidiary....................     -      243
Capital distributions........................................(1,060)    (809)
Other........................................................  (198)     (77)
                                                             ------  -------
Cash used by financing activities............................  (583)     (61)
                                                             ------  -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS..................  (197)      80

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD..................   322      216
                                                             ------  -------
CASH AND EQUIVALENTS AT END OF PERIOD........................$  125  $   296
                                                             ======  =======



See accompanying notes.

                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                 (Unaudited)


                                                                Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                               1998     1997
                                                               ----     ----
                                                                 (millions)

BALANCE AT BEGINNING OF YEAR.................................$6,333   $6,574

Net income...................................................   435      483
Increase (decrease) in unrealized gains on securities........    (2)       5
Foreign currency translation adjustments.....................   (18)     (28)
Increase in realized and unrealized losses on
  derivative financial instruments ..........................    (1)       -
                                                             ------   ------
Comprehensive income(a)......................................   414      460

Stock option and tax-related distributions...................  (746)    (586)
Distribution of business telephony interests.................  (193)       -
Allocation of income to Time Warner General Partners'
   Senior Capital ...........................................   (52)     (88)
                                                             ------   ------

BALANCE AT SEPTEMBER 30,.................................... $5,756   $6,360
                                                             ======   ======

---------------
(a) Comprehensive income for the three months ended September 30, 1998 and 1997 was $167 million and $72 million, respectively.





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

      The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 6). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $129 million and $109 million for the three months ended September 30, 1998 and 1997, respectively, and $387 million and $321 million for the nine months ended September 30, 1998 and 1997, respectively.

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

      Effective July 1, 1998, TWE adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The adoption of FAS 133 did not have a material effect on TWE's financial statements.

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

Business Telephony Reorganization

      In July 1998, in an effort to combine their business telephony operations into a single entity that is intended to be self-financing, Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations (the "Business Telephony Reorganization"), whereby (i) the operations conducted by Time Warner, TWE and TWE-A/N were each contributed to a new holding company named Time Warner Telecom LLC ("TW Telecom"), and then (ii) TWE's and TWE-A/N's interests in TW Telecom were distributed to their partners, Time Warner, MediaOne and Advance/Newhouse. TW Telecom is a competitive local exchange carrier (CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. As a result of the Business Telephony Reorganization, Time Warner, MediaOne and Advance/Newhouse own interests in TW Telecom of 61.95%, 18.88% and 19.17%, respectively. TWE and TWE-A/N do not have continuing equity interests in these business telephony operations. TWE and TWE-A/N recorded the distribution of their business telephony operations to their respective partners based on the $244 million historical cost of the net assets, of which $193 million was recorded as a reduction in partners' capital and $51 million was recorded as a reduction in minority interest in TWE's consolidated balance sheet.

Road Runner Joint Venture

      In June  1998,  Time  Warner,  TWE,  TWE-A/N,  MediaOne,  Microsoft  Corp.
("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed Internet access businesses (the "Road Runner Joint Venture"). In exchange for contributing their existing high-speed Internet access businesses, Time Warner received a common equity interest in the Road Runner Joint Venture of 11.25%, TWE received a 25% interest, TWE-A/N received a 32.5% interest and MediaOne received a 31.25% interest. In exchange for Microsoft and Compaq each contributing $212.5 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 9% by Time Warner, 20% by TWE, 26% by TWE-A/N, 25% by MediaOne, 10% by Microsoft and 10% by Compaq. As a result of this transaction, effective as of June 30, 1998, TWE and TWE-A/N deconsolidated their high-speed Internet access operations and each of TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

Primestar

      In April 1998, TWE and Advance/Newhouse, a limited partner in TWE-A/N, transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar" and collectively, the "Primestar Assets") to Primestar, Inc. ("New Primestar"), a separate holding company. New Primestar owns the DBS Operations and Primestar partnership interests formerly owned by TCI Satellite Entertainment, Inc. and other previously existing partners of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received approximately 48 million shares of common stock of New Primestar (representing an approximate 24% equity interest) and realized approximately $240 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse received an approximate 6% equity interest in New Primestar. As a result of this transaction, effective as of April 1, 1998, TWE deconsolidated the DBS Operations and the 24% equity interest in New Primestar received in the transaction is being accounted for under the equity method of accounting. This transaction is referred to herein as the "Primestar Roll-up Transaction."

      In a related transaction, Primestar also entered into an agreement in June 1997 with The News Corporation Limited ("News Corp."), MCI WorldCom, Inc. ("MCI") and American Sky Broadcasting LLC ("ASkyB"), pursuant to which New Primestar would acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the "Primestar ASkyB Transaction"). In May 1998, the U.S. Department of Justice brought a civil action against Primestar, each of its cable owners, including TWE, and News Corp. and MCI, to enjoin on antitrust grounds the Primestar ASkyB Transaction. Although the parties had discussions with the U.S. Department of Justice in an attempt to restructure the transaction, no resolution was reached and the parties terminated their agreement in October 1998.

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

      On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, TWE would have reported for the three and nine months ended September 30, 1997, respectively, revenues of $2.869 billion and $8.227 billion, depreciation expense of $253 million and $696 million, operating income before noncash amortization of intangible assets of $473 million and $1.393 billion, operating income of $347 million and $1.023 billion, and net income of $79 million and $479 million.

Sale or Exchange of Cable Television Systems

      In 1998 and 1997, in an effort to enhance their geographic clustering of cable television properties, TWE sold or exchanged various cable television systems. As a result of these transactions, TWE recognized net pretax gains of approximately $6 million and $16 million for the three months ended September 30, 1998 and 1997, respectively, and approximately $90 million and $40 million for the nine months ended September 30, 1998 and 1997, respectively. Such amounts have been included in operating income in the accompanying consolidated statement of operations.

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

E! Entertainment Television, Inc.

      In March 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in the accompanying consolidated statement of operations for the nine months ended September 30, 1997.

3.    INVENTORIES

      TWE's inventories consist of:
                                         September 30, 1998   December 31, 1997
                                         ------------------   -----------------
                                        Current  Noncurrent  Current  Noncurrent
                                        -------  ----------  -------  ----------
                                                      (millions)
Film costs:
   Released, less amortization............$  555   $  662     $  545   $  658
   Completed and not released.............   263       93        170       50
   In process and other...................    51      600         27      595
   Library, less amortization.............     -      573          -      612
Programming costs, less amortization......   352      353        382      339
Merchandise...............................    89        -         80        -
                                          ------   ------     ------   ------
Total.....................................$1,310   $2,281     $1,204   $2,254
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

      During the nine months ended September 30, 1998, TWE accrued $264 million of tax-related distributions and $482 million of stock option distributions, based on closing prices of Time Warner common stock of $87.56 at September 30, 1998 and $62.00 at December 31, 1997. During the nine months ended September 30, 1997, TWE accrued $232 million of tax-related distributions and $354 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. In the nine months ended September 30, 1998, TWE paid cash distributions to the Time Warner General Partners in the amount of $1.060 billion, consisting of $264 million of tax-related distributions, $217 million of stock option related distributions and a $579 million distribution to the Time Warner General Partners relating to their Senior Capital interests. In the nine months ended September 30, 1997, TWE paid the Time Warner General Partners cash distributions in the amount of $809 million, consisting of $232 million of tax-related distributions, $42 million of stock option related distributions and a $535 million distribution to the Time Warner General Partners relating to their Senior Capital interests.

      In addition, in connection with the Business Telephony Reorganization, TWE recorded a $193 million noncash distribution to its partners based on the historical cost of the net assets (Note 2).

5.    DERIVATIVE FINANCIAL INSTRUMENTS

     TWE uses derivative financial instruments principally to manage the risk that changes in exchange rates will affect the amount of unremitted or future license fees to be received from the sale of U.S. copyrighted products abroad. The following is a summary of TWE's foreign currency risk management strategy and the effect of this strategy on TWE's consolidated financial statements.

Foreign Currency Risk Management

      Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At September 30, 1998, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period, using foreign exchange contracts that generally have maturities of three months or less, which generally are rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk.

      TWE records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in partners' capital (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Gains and losses on foreign exchange contracts are generally included as a component of interest and other, net, in TWE's consolidated statement of operations.

      At September 30, 1998, Time Warner had contracts for the sale of $608 million and the purchase of $267 million of foreign currencies at fixed rates. Of Time Warner's $341 million net sale contract position, none of foreign exchange purchase contracts and $96 million of the foreign exchange sale contracts related to TWE's foreign currencies exposure, primarily Japanese yen (32% of net contract position related to TWE), English pounds (5%), German marks (13%), Canadian dollars (7%) and French francs (9%), compared to a net sale contract position of $105 million of foreign currencies at December 31, 1997. TWE had deferred approximately $1 million of net losses on foreign exchange contracts at September 30, 1998, which is all expected to be recognized in income over the next twelve months.

6.    SEGMENT INFORMATION

      TWE classifies its businesses into three fundamental areas: Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable Networks, consisting principally of interests in cable television programming; and Cable, consisting principally of interests in cable television systems.

      Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The operating results of TWE's cable segment reflect the TWE-A/N Transfers effective as of January 1, 1998, the Primestar Roll-up Transaction effective as of April 1, 1998, the formation of the Road Runner Joint Venture effective as of June 30, 1998 and the Business Telephony Reorganization effective as of July 1, 1998.

      Information as to the operations of TWE in different business segments is set forth below.

                                             Three Months      Nine Months
                                       Ended September 30,  Ended September 30,
                                       -------------------  -------------------

                                            1998     1997     1998     1997
                                            ----     ----     ----     ----
                                                       (millions)
Revenues
Filmed Entertainment-Warner Bros......... $1,727   $1,397   $4,364   $3,823
Broadcasting-The WB Network..............     64       31      170       84
Cable Networks-HBO.......................    505      482    1,526    1,452
Cable....................................  1,052    1,060    3,289    3,146
Intersegment elimination.................   (128)    (115)    (369)    (322)
                                          ------   ------   ------   ------

Total.................................... $3,220   $2,855   $8,980   $8,183
                                          ======   ======   ======   ======

                                             Three Months        Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
                                            1998     1997     1998     1997
                                            ----     ----     ----     ----
                                                      (millions)
EBITA(1)
Filmed Entertainment-Warner Bros.........  $ 161   $  106   $  401   $  315
Broadcasting-The WB Network..............    (17)     (21)     (78)     (60)
Cable Networks-HBO.......................    117      102      339      291
Cable(2).................................    336      257    1,017      759
                                           -----   ------   ------   ------

Total....................................  $ 597   $  444   $1,679   $1,305
                                           =====   ======   ======   ======
---------------
(1)EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income for the three and nine months ended September 30, 1998, respectively, and for the corresponding periods in the prior year was $468 million and $1.292 billion in 1998, and $335 million and $984 million in 1997.
(2)Includes net pretax gains recognized in connection with the sale or exchange of certain cable television systems of approximately $6 million and $16 million for the three months ended September 30, 1998 and 1997, respectively, and approximately $90 million and $40 million for the nine months ended September 30, 1998 and 1997, respectively.

                                            Three Months        Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
                                            1998     1997     1998     1997
                                            ----     ----     ----     ----
                                                       (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros.........   $ 48     $ 50     $126     $131
Broadcasting-The WB Network..............      1        -        1        1
Cable Networks-HBO.......................      6        5       16       15
Cable....................................    174      197      555      545
                                            ----     ----     ----     ----

Total....................................   $229     $252     $698     $692
                                            ====     ====     ====     ====


                                            Three Months        Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
                                            1998     1997     1998     1997
                                            ----     ----     ----     ----
                                                      (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment-Warner Bros..........  $ 33     $ 31     $ 99     $ 92
Broadcasting-The WB Network...............     -        -        2        -
Cable Networks-HBO........................     -        -        -        -
Cable.....................................    96       78      286      229
                                            ----     ----     ----     ----

Total.....................................  $129     $109     $387     $321
                                            ====     ====     ====     ====
---------------
(1)Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.


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


8.          ADDITIONAL FINANCIAL INFORMATION

      Additional financial information with respect to cash flows is as follows:
                                                             Nine Months
                                                          Ended September 30,
                                                          -------------------
                                                            1998     1997
                                                            ----     ----
                                                              (millions)

Interest expense.......................................     $418     $358
Cash payments made for interest........................      419      394
Cash payments made for income taxes, net...............       57       55
Noncash capital distributions..........................      675      354

      Noncash investing and financing activities in the first nine months of 1998 included the Business Telephony Reorganization, the TWE-A/N Transfers, the Primestar Roll-up Transaction and the exchange of certain cable television systems (Note 2). During the nine months ended September 30, 1998, TWE received $131 million of proceeds under its asset securitization program.

                         Part II. Other Information

Item 1.   Legal Proceedings.

      Reference is made to the litigation entitled Six Flags Over Georgia, Inc., et al. v. Six Flags Fund, Ltd., et al. commenced in Superior Court in Gwinnett County, Georgia in connection with the management of the Six Flags Over Georgia Theme Park described on pages I-28 and I-29 of TWE's Annual Report on Form 10-K for the year ended December 31, 1997. TWE and its former 51% partner in Six Flags retained financial responsibility for this litigation following completion of the sale of Six Flags. Discovery has now concluded, although a number of motions relating to discovery and discovery-related practices are still pending. Plaintiffs in the action moved on October 22, 1998 to amend their complaint so as to drop their claim for fraud and to modify their claim for breach of contract. Trial on the remaining claims seeking damages in excess of $250 million is scheduled to commence November 16, 1998.

      Reference is made to the civil action brought by the U.S. Department of Justice in the United States District Court for the District of Columbia against Primestar, Inc. ("Primestar") to enjoin on antitrust grounds Primestar's proposed acquisition of certain assets described on page 62 of Time Warner's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "June 30, 1998 Form 10-Q"). Abandonment of the proposed acquisition was announced on October 15, 1998 and it is expected that such abandonment will moot the litigation.

     Reference is made to the litigation entitled Coppola v. Warner Bros. described on page 62 of the June 30, 1998 Form 10-Q. On October 15, 1998, the Court vacated the jury award against Warner Bros. for $60 million in punitive damages but affirmed the award of $20 million in compensatory damages and denied Warner Bros.' motion for a new trial. Both sides have stated they will appeal the Court's ruling.

     Reference is made to the litigation entitled Samuel D. Moore, et al. v. American Federation of Television and Radio Artists, et al., described on pages I-36 and I-37 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1997 and on page 62 of the June 30, 1998 Form 10-Q. By Order dated October 6, 1998, the 11th Circuit Court of Appeals has accepted interlocutory review of the District Court's Order dated June 22, 1998, denying class certification. This appeal will now proceed to briefing and argument.


Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

      The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

      (b) Reports on Form 8-K.

      No Current Report on Form 8-K was filed by Time Warner during the quarter ended September 30, 1998.

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



Dated: November 12, 1998

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulations S-K



Exhibit No.       Description of Exhibit


27                Financial Data Schedule.