Form 10-K
period 1998-12-31
TIME WARNER INC/
filed 1999-03-26
CIK 1021387

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.
                         COMMISSION FILE NUMBER 1-12259
                            ------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                               NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                         ON WHICH REGISTERED
                    -------------------                        ---------------------
COMMON STOCK, $.01 PAR VALUE                                  NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES A PARTICIPATING CUMULATIVE          NEW YORK STOCK EXCHANGE
PREFERRED STOCK

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1999, there were 1,133,899,660 shares of registrant's Common Stock and 57,061,942 shares of registrant's Series LMCN-V Common Stock outstanding. The aggregate market value of the registrant's voting securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange Composite Tape on March 15, 1999) was approximately $70.65 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           DESCRIPTION OF DOCUMENT                         PART OF THE FORM 10-K
           -----------------------                         ---------------------
Portions of the Definitive Proxy Statement to        Part III (Item 10 through Item 13)
 be used in connection with the registrant's
     1999 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                Time Warner Inc.
                          Corporate Organization Chart


Included in the Form 10-K for Time Warner Inc. is a chart illustrating Time Warner Inc.'s corporate organization, providing the following information:

Time Warner Inc. owns 100% of Turner Broadcasting System, Inc. and Time Warner Companies, Inc.

Turner Broadcasting System, Inc. owns 100% of Cable Networks-TBS and Filmed Entertainment-TBS.

Time Warner Companies, Inc. owns 100% of the Publishing division, TWI Cable and the Time Warner General and Limited Partners.(1)

Time Warner General and Limited Partners own 100% of the Music division and 74.49% of Time Warner Entertainment Company, L.P. ("TWE"). TWE is also 25.51%-owned by MediaOne Limited Partner.(2)

TWE owns 100% of Time Warner Cable, Cable Networks - HBO and Filmed Entertainment-Warner Bros., and 64.8% of the TWE - A/N Partnership (Cable). The TWE - A/N Partnership is also 1.9%-owned by TWI Cable and 33-1/3% - owned by Advance/Newhouse.(3)

----------
(1) Time Warner Companies, Inc. directly or indirectly owns 100% of the capital stock of each of the Time Warner General and Limited Partners.

(2) Pro rata priority capital and residual equity interests. In addition, the Time Warner General Partners own 100% of the priority capital interests senior and junior to the pro rata priority capital interests. (See Note 4 to the Company's consolidated statements.)

(3) Direct or indirect common equity interests. In addition, TWI Cable indirectly owns preferred partnership interests.

                                     PART 1

ITEM 1.  BUSINESS

     Time Warner Inc. (the "Company"), together with its consolidated and unconsolidated subsidiaries, is the world's leading media and entertainment company. The Company classifies its business interests into four fundamental areas:

     - CABLE NETWORKS, consisting principally of interests in cable television programming;

     - PUBLISHING, consisting principally of interests in magazine publishing, book publishing and direct marketing;

     - ENTERTAINMENT, consisting principally of interests in filmed entertainment, television production, television broadcasting, recorded music and music publishing; and

     - CABLE, consisting principally of interests in cable television systems.

     The Company is a holding company that derives its operating income and cash flow from its investments in its subsidiaries.

     In October 1996, the Company completed the merger of Turner Broadcasting System, Inc. ("TBS") thereby acquiring the remaining approximately 80% interest in TBS that the Company did not already own (the "TBS Transaction"). As a result of the TBS Transaction, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name and the old parent company, which changed its name to Time Warner Companies, Inc. ("TWCI"), and TBS became separate, wholly owned subsidiaries of the new parent company. Information on the TBS Transaction is set forth in Note 3, "TBS Transaction," to the Company's consolidated financial statements, at pages F-38 and F-39 herein. The assets of TWCI consist primarily of investments in its consolidated and unconsolidated subsidiaries, including Time Warner Entertainment Company, L.P. ("TWE"). For convenience, the terms the "Registrant," "Company" and "Time Warner" are used in this report to refer to both the old and new parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

TWE

     TWE is a Delaware limited partnership that was formed in 1992 to own and operate substantially all of the business of Warner Bros., Home Box Office and the cable television businesses owned and operated by the Company prior to such date. Currently, the Company, through its wholly owned subsidiaries, owns general and limited partnership interests in 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital") of TWE and 100% of the senior priority capital and junior priority capital of TWE. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"). The Company does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes. Two Time Warner subsidiaries are the general partners of TWE. See also "Description of Certain Provisions of the TWE Partnership Agreement" for additional information about the organization of TWE.

     In 1995, TWE formed a cable television joint venture with the Advance/Newhouse Partnership ("Advance/Newhouse") known as TWE-A/N. As of December 31, 1998, TWE-A/N owned cable television systems (or interests) serving
6.3 million subscribers. TWE is the managing partner of TWE-A/N, which is owned 64.8% by TWE, 33.3% by Advance/Newhouse and 1.9% by TWI Cable Inc. For information about certain transactions affecting TWE-A/N during 1998, see Note 2, "Cable Transactions," to the Company's consolidated financial statements on pages F-35 through F-38 herein.

RECENT EVENTS

     On February 1, 1999, the Company announced that it intended to form a joint venture with AT&T Corp. ("AT&T") pursuant to which the joint venture will have the right for up to a 20-year term to offer AT&T-branded cable telephone service to residential and small business customers over Time Warner Cable's existing cable network. Under the preliminary terms announced by the parties, the joint venture will be 77.5% owned by AT&T and 22.5% owned by TWE, TWE-A/N and TWI Cable, Inc., collectively. The joint venture is expected to make payments to Time Warner Cable initially based on the number of homes included in the cable network that have been upgraded to fiber optic capacity and will pay a monthly fee during the term per telephony subscriber, subject to guaranteed minimums, and is expected to make future revenue sharing payments if the joint venture surpasses targeted monthly subscriber revenue levels. The joint venture is also expected to purchase telephony equipment and fund Time Warner Cable's expenses of installing and maintaining such equipment. It is expected that AT&T will fund all of the joint venture's negative cash flow. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Cable Strategy" at pages F-16 through F-18 herein.

     The joint venture is subject to the negotiation and execution of definitive agreements, approval of the final terms by MediaOne and Advance/Newhouse and certain regulatory and other approvals. No assurances can be given that such agreements and approvals will be completed or obtained.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are naturally subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors. More detailed information about those factors is set forth on pages F-22 and F-23 of "Management's Discussion and Analysis of Results of Operations and Financial Condition." Time Warner is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

                                 CABLE NETWORKS

     The Company's Cable Networks business consists principally of domestic and international basic cable networks and pay television programming services and the operation of World Championship Wrestling and sports franchises. TBS's networks (collectively, the "Turner Networks") constitute the principal component of the Company's basic cable networks: Cable News Network ("CNN"), CNN International, Headline News, CNN Financial News Network ("CNNfn"), TBS Superstation, Turner Network Television ("TNT"), Turner Classic Movies, Cartoon Network, CNN/Sports Illustrated and CNN en Espanol, all operated by TBS, which is wholly owned by the Company. TBS also operates several large advertiser-supported online sites, including the CNN family of Internet sites. Pay television programming consists of the multichannel HBO and Cinemax pay television programming services (collectively, the "Home Box Office Services"), operated by the Home Box Office division of TWE ("Home Box Office").

GENERAL

     The Company, through TBS, is the leading supplier of programming for the basic cable industry in the United States. The Turner Networks provide a wide variety of movies, sports, general entertainment, all-news and all-sports news programming. Through TWE's Home Box Office division, the Company distributes HBO, the leading domestic pay-TV service, as well as Cinemax. HBO and Cinemax offer uncut, commercial-free motion pictures and high-quality documentaries. In addition, HBO offers sporting and special entertainment events (such as concerts and comedy shows), and feature motion pictures, mini-series and television series produced specifically by or for HBO.

     The Turner Networks and the Home Box Office Services (collectively, the "Networks") distribute their programming via cable and other distribution technologies, including satellite distribution. A separate distribution subsidiary handles the sales and marketing of all of TBS's domestic basic cable networks to cable, satellite master antenna television ("SMATV") and multichannel MDS ("MMDS") systems and direct-to-home satellite ("DTH") distribution companies in the United States. The Networks generally enter into separate multi-year agreements, known as affiliation agreements, with operators of cable television systems, SMATV, MMDS and DTH distribution companies that have agreed to carry such Networks. With the proliferation of new cable networks and services, competition for cable carriage on the limited available channel capacity has intensified.

     The programming produced for the Company's Networks is generally transmitted via C-band or Ku-band communications satellites from an uplinking terminus and received on receivers located at local operations centers for each affiliated cable company, or on home satellite dish receivers. Individual dish owners wishing to receive programming from one of the satellite distribution companies must purchase a consumer decoder from a local source and arrange for its activation.

     The Turner Networks (other than Turner Classic Movies, which is commercial free) generate their revenue principally from the sale of advertising time and from receipt of monthly per subscriber fees paid by cable system operators, DTH distribution companies, hotels and other customers (known as affiliates) that have contracted to receive and distribute such networks. The Home Box Office Services and Turner Classic Movies, being commercial free, generate their revenue principally from the monthly fees paid by affiliates, which are generally charged on a per subscriber basis. Individual subscribers to the Home Box Office Services are generally billed monthly by their local cable company or DTH packager for each service purchased and are free to cancel a service at any time.

     As a result of acquisitions and mergers in the cable television industry in recent years, the percentage of the Networks' revenue from affiliates that are large DTH distribution companies or multiple system cable operators, such as Tele-Communications, Inc., a subsidiary of AT&T ("TCI") or Time Warner Cable, has increased. The Networks attempt to assure continuity in their relationships with affiliates and have entered into multi-year contracts with affiliates, whenever possible. Although TBS and Home Box Office believe the prospects of continued carriage and marketing of their respective Networks by the larger affiliates are good, the loss of one or more of them as distributors of any individual network or service could have a material adverse effect on their respective businesses.

     Advertising revenue on basic cable networks is a function of the number of advertising spots sold, the "CPM," which is the average cost per thousand homes charged for such advertising, and market conditions. The CPM applicable to each network program varies depending upon its ratings (which measure the numbers of viewers delivered), the type of program and its time slot, which latter factors influence the demographics of such viewers, which are important to an advertiser. To evaluate the level of its viewing audiences, TBS utilizes the metered method of audience measurement as provided by A.C. Nielsen. Cable networks which have not achieved widespread cable system distribution are not able to achieve significant viewing levels and, as a result, do not command a high CPM for their advertising time.

                                TURNER NETWORKS

DOMESTIC NETWORKS

     Effective at year-end 1997, TBS Superstation converted to a copyright-paid cable network from an independent UHF television station whose signal was retransmitted by a third party common carrier via satellite. The network, while still transmitted over-the-air in the Atlanta market, is now retransmitted by TBS and delivered via satellite to cable systems in all 50 states, Puerto Rico and the Virgin Islands, and has approximately 76 million subscribers. Its programming includes movies, sports, original productions and classic television comedies. As a broadcast television station, TBS Superstation relied principally on advertising revenue and received no direct compensation for its signal from cable systems. As a cable network, TBS Superstation also receives subscription revenue directly from cable and other distribution systems that carry the service.

     Other entertainment networks produced and distributed by TBS are TNT, which as of December 31, 1998 had approximately 75 million subscribers in the United States; Cartoon Network, with approximately 55 million subscribers in the United States; and Turner Classic Movies, a 24-hour, commercial-free network which presents classic films from TBS's MGM, RKO and pre-1950 Warner Bros. film libraries and which has approximately 31 million subscribers. Programming for these entertainment networks is derived, in part, from the Company's film, made-for-television and animation libraries as to which TBS or other divisions of the Company own the copyrights, licensed programming, including sports, and original productions. In February, TBS announced that it will launch a new regional entertainment network, Turner South, in the fall of 1999. Targeting the Southeast, Turner South will feature movies and sitcoms from the Turner library and original regional programming such as performance shows, regional news and sports.

     TBS has acquired programming rights from the National Basketball Association (the "NBA") to televise a certain number of regular season and playoff games on TBS Superstation and TNT through the 2001-02 season for which it has agreed to pay fees plus a share of the advertising revenues generated in excess of specified amounts. TBS Superstation also televises a certain number of baseball games of the Atlanta Braves, a major league baseball club owned by a subsidiary of TBS, for which rights fee payments are paid to Major League Baseball's central fund for distribution to all Major League Baseball clubs.

     CNN is a 24-hour per day cable television news service which has more than 75 million subscribers. Together with CNN International, which is distributed outside the United States, CNN reaches more than 200 million homes in 212 countries and territories as of December 31, 1998. In addition to Headline News, which provides updated half-hour newscasts throughout each day, CNN has expanded its brand franchise to include CNNfn, launched in December 1995, featuring business and consumer news; and CNN/Sports Illustrated, a venture with Sports Illustrated, a Time Warner publication, which was launched in December 1996, featuring sports news and features. The Company has also expanded into a number of special market networks.

     CNN owns and operates 34 permanent news bureaus, of which ten are in the United States and 24 are located around the world. In addition, a network of satellite newsgathering trucks, portable satellite uplinks and a network of approximately 600 domestic and 200 international broadcast television affiliates on six continents permit CNN to report live from virtually anywhere in the world. These affiliate arrangements, from which CNN obtains substantial news coverage, are generally pursuant to contracts having terms of one or more years.

INTERNATIONAL NETWORKS

     CNN International ("CNNI") is a television news service which is distributed to multiple distribution platforms for delivery to cable systems, broadcasters, hotels and other viewers around the world on a network of 16 regional satellites. In 1997, TBS launched CNN en Espanol, a Spanish language all-news network in Latin America which, as of December 31, 1998, had 7.6 million subscribers.

     Each of CNNI and CNN en Espanol derives its revenues primarily from fees charged to cable operators, fees paid by other recipients of the CNNI and CNN en Espanol signals, including hotels and over-the-air television stations, and the sale of advertising time.

     TBS also distributes region specific versions of TNT and Cartoon Network, on either a single channel basis or a combined channel basis, in approximately 120 countries in Latin America and the Caribbean, Europe, the Middle East, Africa and Asia. Each such network features all or a portion of its schedule in more than one language through dubbing or subtitling. Revenues from these services are derived both from subscription fees and advertising sales.

     CNN+, a Spanish language 24-hour news network, was launched for distribution in Spain and Andorra on January 27, 1999. This new network is a 50/50 joint venture between TBS and Sogecable, S.A., an affiliate of Canal Plus. CNN+ will derive revenues from cable and satellite subscription fees and advertising sales.

     Cartoon Network Japan, a Japanese-language, all animation (including a significant amount of locally sourced, Japanese product) 24-hour network, was launched in Japan in 1997. Cartoon Network Japan is a joint venture owned 40% by TBS, 40% by ITOCHU and 20% by Time Warner Entertainment Japan Inc. ("TWE Japan"), which is 37.5% owned by Time Warner. Revenue sources for this network include both subscription and advertising sales.

     n-tv, a German language news network currently reaching nearly 40 million homes in Germany and contiguous countries in Europe, primarily via cable systems and satellite, is 49.8%-owned, in the aggregate, by TBS and a division of TWE and managed by TBS. n-tv relies principally on advertising revenues and receives no compensation for its signal from cable systems. TBS also manages the Company's interest in music video channels in Germany, Hungary and Asia.

INTERNET SITES

     In addition to its cable networks, TBS operates various advertiser-supported Internet sites. CNN News Group operates multiple sites, primarily through CNN Interactive. CNN Interactive operates CNN.com as its general news service and online companion to CNN and six additional web sites, including AllPolitics.com, a U.S. political newssite produced in conjunction with TIME magazine and Congressional Quarterly; CNN CustomNews, a personalized news site operated by Oracle technology; and additional online services in Spanish, Portuguese, Swedish and Norwegian. The CNN News Group also produces two other major news sites: CNNfn.com, a unit of CNN Financial News, and CNNSI.com, a sports site developed jointly with Sports Illustrated. The CNN News Group sites received 4.4 billion page impressions during 1998, more than double the aggregate traffic of the CNN News Group sites during 1997.

     In addition to producing content for the Internet, CNN Interactive produces and distributes CNN digital content for different platforms and technologies, including pagers, push technology, European teletext and certain mobile telephone technologies.

     In the entertainment field, as of November 1998, TBS's advertiser-supported CartoonNetwork.com was ranked by Media Metrix (based on audience composition) as one of the top three information and entertainment sites for children ages two to eleven.

                                HOME BOX OFFICE

     HBO, operated by the Home Box Office division of TWE, is the nation's most widely distributed pay television service, which together with its sister service, Cinemax, had approximately 34.6 million subscriptions as of December 31, 1998. Both HBO and Cinemax are available in multichannel format.

PROGRAMMING

     A majority of HBO's programming and a large portion of that on Cinemax consists of recently released, uncut and uncensored theatrical motion pictures. Home Box Office's practice has been to negotiate licensing agreements of varying duration for such programming with major motion picture studios and independent producers and distributors. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee, which may be a function of, among other things, HBO and Cinemax subscription levels and the films' box office performances.

     Home Box Office attempts to ensure access to future movies in a number of ways. In addition to its exhibition of movies distributed by Warner Bros. and its regular licensing agreements with numerous distributors, it has agreements with DreamWorks SKG, Regency Entertainment, Sony Pictures Entertainment, Inc. ("Sony Pictures"), and Twentieth Century Fox Film Corporation ("Fox") pursuant to which the Home Box Office Services have acquired exclusive and non-exclusive rights to exhibit all or a substantial portion of the films produced, acquired and/or released by these entities during the term of each agreement. Home Box Office has also entered into non-exclusive license agreements with Fox, Paramount Pictures Corporation, Sony Pictures and Walt Disney Pictures for older, library films.

     HBO also defines itself by the exhibition of contemporary and sometimes controversial pay television original movies and mini-series, sporting events such as boxing matches and Wimbledon, sports documentaries and the sports news program "Real Sports," dramatic and comedy specials and series, concert events, family programming, and documentaries that are produced by independent production companies for initial exhibition on HBO.

OTHER INTERESTS

     Time Warner Sports, a division of Home Box Office, operates TVKO Pay-Per-View from HBO, an entity that distributes pay-per-view prize fights and other pay-per-view programming.

     In 1998, Home Box Office's own production company, HBO Independent Productions, produced "Everybody Loves Raymond," in its third season on CBS. Divisions of Home Box Office also produce comedy programming for HBO, Comedy Central, broadcast networks and syndication. Home Box Office is also co-owner of a U.K. television production company and of a separate joint venture for the international distribution of programming.

     When it controls the rights, Home Box Office also distributes theatrical films and made-for-pay television programming to other cable television or pay-per-view services and for home video and distributes its original programming into domestic syndication and abroad for television and home video viewing.

INTERNATIONAL

     HBO Ole, a 33.46%-owned partnership comprised of TWE (acting through its Home Box Office and Warner Bros. divisions), a Venezuelan company and two other motion picture companies, operates two Spanish-language pay television motion picture services, HBO Ole and Cinemax, which are currently distributed in Central and South America, Mexico and the Caribbean. TWE also has interests in several advertiser-supported television services distributed by HBO Ole in Latin America. HBO Brasil, another partnership in which TWE has an interest, distributes Portuguese-language pay television movie services in Brazil. TWE also has a 40% interest in HBO Asia, a movie-based pay television service which, together with Cinemax, is distributed to various countries in Southeast Asia.

     In addition to the Latin American and Asian ventures, Home Box Office has interests in pay television services in Hungary, the Czech Republic, the Slovak Republic, Poland and Romania.

                      OTHER BASIC CABLE NETWORK INTERESTS

     The Company, through TWE, holds a 50% interest in Comedy Central, an advertiser-supported basic cable television service, which provides comedy programming. Comedy Central was available in approximately 56 million homes at year-end 1998.

     The Company, through TWE, also holds a 50% interest in Court TV, which was available in approximately 32 million homes at year-end 1998. Court TV is an advertiser-supported basic cable television service providing coverage of live and taped legal proceedings during the day and a mix of fictional and real crime stories in the evening.

                                  COMPETITION

     The Networks all face strong competition. Each of the Networks competes with other television programming services for distribution on the limited number of channels available on cable and other television systems. All of the Networks compete for viewers' attention with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view services, online activities and other forms of news, information and entertainment. In addition, the Networks face competition for programming product with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors. The Turner Networks and TBS's Internet sites compete for advertising with numerous direct competitors and other media, as well.

     The Networks' production divisions compete with other producers and distributors of programs for air time on broadcast networks, independent commercial television stations, and pay and basic cable television networks.

                           OTHER CABLE NETWORK ASSETS

WORLD CHAMPIONSHIP WRESTLING

     Through World Championship Wrestling ("WCW"), TBS produces wrestling programming for TBS Superstation and TNT, the domestic syndication markets and pay-per-view television. In addition to television programming, WCW is involved in ancillary businesses such as licensing and merchandising from which it derives revenues worldwide.

SPORTS FRANCHISES

     Through wholly owned subsidiaries, TBS owns the Atlanta Braves major league baseball club and the Atlanta Hawks basketball team and has been conditionally granted a National Hockey League expansion franchise team to be known as the Atlanta Thrashers that will begin play in the 1999-2000 hockey season. TBS must meet certain sales and other objectives applicable to all other hockey expansion teams prior to a formal grant of right to operate the hockey team. Each national sports team is subject to the rules and regulations of the league to which it belongs.

     The teams derive income from gate receipts, advertising and related sales, suite sales, local sponsorships and local media, and share pro rata in proceeds from national media contracts and licensing activities of the relevant league, as well as expansion fees.

     A new, state-of-the-art arena adjacent to CNN Center is under construction and will be the future home of the Hawks and the Thrashers. The arena is being developed by a TBS subsidiary and the cost of the arena is being funded primarily with the proceeds from bonds issued by the City of Atlanta-Fulton County Recreation Authority.

                                   PUBLISHING

     The Company's Publishing business is conducted primarily by Time Inc., a wholly owned subsidiary of the Company, either directly or through its subsidiaries. Time Inc. is one of the world's leading magazine and book publishers and is one of the largest direct mail marketers in the world.

                                   MAGAZINES

GENERAL

     Time Inc. publishes some of the world's best-known magazines, including TIME, PEOPLE, SPORTS ILLUSTRATED, FORTUNE, MONEY, ENTERTAINMENT WEEKLY and InSTYLE. These magazines are generally aimed at a broad consumer market. They cover a broad range of topics of interest to potential readers, including current events, prominent personalities, sports, entertainment, business and personal finance, and lifestyle.

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

     Magazine production and distribution activities are generally managed by centralized staffs of Time Inc. Fulfillment activities for Time Inc.'s magazines are generally administered from a centralized facility in Tampa, Florida. Some of the development properties and overseas operations employ independent fulfillment services and make their own arrangements for production and distribution.

     Time Inc. has expanded its core magazine businesses through the development of product extensions. These are generally managed by the individual magazines and involve specialized editions aimed at particular readership groups, publication of editorial content developed by the magazine staffs through different media, such as the Internet, hardcover books and television, and use of the brand name and reach of the core publications to expand into related products, such as merchandise. In June 1998, CNN and Time Inc. launched CNN Newstand, a collaboration between CNN and TIME, FORTUNE and ENTERTAINMENT WEEKLY which airs four nights a week on CNN.

DESCRIPTION OF MAGAZINES

     The Company's magazines and their areas of interest are summarized below:

     TIME, which celebrated its 75th anniversary in 1998, summarizes the news and brings original interpretation and insight to the week's events, both national and international, and across the spectrum of politics, business, entertainment, sports, societal trends, health, and other areas of general consumer interest. TIME has also developed additional publications aimed at particular reader segments such as TIME FOR KIDS, an in-school weekly news magazine, and TIME DIGITAL, a supplement to TIME which covers technology-related issues. TIME also has five weekly English-language editions which circulate outside the United States: TIME Asia, TIME Atlantic, TIME Canada, TIME Latin America, and TIME South Pacific.

     SPORTS ILLUSTRATED is a weekly news magazine that covers virtually all forms of recreational and competitive sports. In addition, SPORTS ILLUSTRATED has developed SPORTS ILLUSTRATED FOR KIDS, a monthly sports-oriented magazine geared to children, and a special edition, GOLF PLUS. New venues for its editorial content have also been developed, including CNN/Sports Illustrated, a sports news cable television network and web site that is operated as a joint venture between SPORTS ILLUSTRATED and CNN.

     PEOPLE is a weekly magazine which reports on celebrities and other notable personalities in the fields of politics, sports and entertainment, or who otherwise come to prominent public attention due to acts of heroism, tragedy or other aspects of general human interest. PEOPLE has recently developed two PEOPLE offspring: PEOPLE en Espanol, a Spanish-language edition aimed primarily at Hispanic readers in the United States launched in 1997, and TEEN PEOPLE, aimed at teenage readers, launched in 1998. WHO WEEKLY is an Australian version of PEOPLE.

     Time Inc. has other magazines also directed at readers' interests in celebrities and entertainers. InSTYLE is a monthly magazine which focuses on celebrity lifestyles and includes reports and advice on beauty and fashion. ENTERTAINMENT WEEKLY is a weekly magazine which includes reviews and reports on television, movies, video, music, books, and multimedia and also offers entertainment-related merchandise directly to consumers.

     FORTUNE is a bi-weekly magazine which reports on worldwide economic and business developments. FORTUNE also provides extensive coverage of the activities of major or noteworthy corporations and business personalities, and compiles the annual FORTUNE 500 list of the largest U.S. corporations. MONEY is a monthly magazine which reports primarily on personal finance and provides information on topics such as investing, planning for retirement and financing children's college educations. Time Inc. also publishes YOUR COMPANY, a bi-monthly magazine focusing on success stories, growth advice and operational issues for small businesses, and in 1998 acquired MUTUAL FUNDS, a monthly magazine featuring extensive reports on mutual funds, including stories about retirement and college planning.

     LIFE is a monthly magazine which features photographic essays of important news events, prominent personalities and meaningful vignettes of the lives of ordinary people. LIFE also publishes hardcover books that include contemporary and historical photographs of note from its extensive collection.

     Time Inc. also publishes several regional magazines including SOUTHERN LIVING, a monthly regional home, garden, food and travel magazine focused on the South, published by Southern Progress Corporation ("Southern Progress"), and SUNSET, The Magazine of Western Living, a monthly focused on western lifestyles published by Sunset Publishing Corporation ("Sunset Publishing"). COOKING LIGHT is published ten times a year and promotes health and fitness through active lifestyles and good nutrition. Southern Progress also publishes SOUTHERN ACCENTS, a bi-monthly magazine that features architecture, fine homes and gardens, arts and travel, COASTAL LIVING, a bi-monthly magazine for people who "love the coast," PROGRESSIVE FARMER, a monthly regional farming magazine and WEIGHT WATCHERS, a magazine published nine times a year under a license from Weight Watchers International, Inc.

     Time Publishing Ventures, Inc. ("TPV") manages Time Inc.'s specialty publishing titles. Parents and families are addressed by PARENTING and BABY TALK, both of which are published ten times a year. In 1998, TPV acquired First Moments, Inc., a sampling company that targets newlyweds and new mothers. HEALTH is a women's consumer magazine about health and fitness published eight times in 1998 and HIPPOCRATES is a monthly trade magazine targeted at primary care physicians. TPV also publishes THIS OLD HOUSE magazine ten times a year pursuant to a licensing arrangement with public television station WGBH in Boston based on the popular home renovation television series.

     Time Inc.'s international operations include both regional versions of some of its core magazines, including TIME, PEOPLE and FORTUNE, as well as publications whose editorial content and focus are outside the United States. Such magazines include WALLPAPER, PRESIDENT, DANCYU, and ASIAWEEK.

     Time Inc. also has management responsibility for most of the American Express Publishing Corporation's operations, including its core lifestyle magazines TRAVEL & LEISURE and FOOD & WINE, as well as DEPARTURES magazine, which is a controlled circulation magazine distributed to holders of the Platinum Card issued by American Express. In 1998, American Express Publishing launched TRAVEL & LEISURE GOLF magazine. Time Inc. receives a fee for managing these properties.

     Time Inc. Custom Publishing is a marketing division of Time Inc. producing magazines and newsletters for corporate clients utilizing content from Time Inc. magazines and archival photography from the Time Inc. photography collection, as well as original content.

CIRCULATION

     Time Inc.'s magazines are sold primarily by subscription and delivered to subscribers through the mail. Subscriptions are sold by direct mail and online solicitation, subscription sales agencies, television and telephone solicitation and insert cards in Time Inc. magazines and other publications. Single copies of magazines are sold through retail news dealers and other consumer magazine retailers, such as supermarkets, drug stores, and discount stores, which are supplied by wholesalers or directly from a Time Inc. subsidiary.

     Circulation drives the advertising rate base, which is the guaranteed minimum paid circulation level on which advertising rates are based. The Time Inc. titles with the 10 highest rate bases on December 31, 1998 were:

TITLE                                                         RATE BASE
-----                                                         ---------
TIME........................................................  4,000,000
PEOPLE......................................................  3,250,000
SPORTS ILLUSTRATED..........................................  3,150,000
SOUTHERN LIVING.............................................  2,450,000
MONEY.......................................................  1,900,000
LIFE........................................................  1,500,000
SUNSET......................................................  1,425,000
COOKING LIGHT...............................................  1,350,000
ENTERTAINMENT WEEKLY........................................  1,350,000
PARENTING...................................................  1,350,000

     Time Distribution Services Inc. ("TDS") is a national distribution company responsible for the retail sales, distribution, marketing and merchandising of single copies of periodicals for Time Inc. and other publishers. TDS distributes periodicals either through a magazine wholesaler network which services retail outlets such as newsstands, supermarkets, convenience and drug stores or in some cases directly to retailers.

     Warner Publisher Services Inc. ("WPS") is a major distributor of magazines and paperback books sold through wholesalers in the United States and Canada. WPS is the sole national distributor for MAD magazine, the publications of DC Comics, and certain publications and paperback books published by other publishers, including Conde Nast, Petersen and Ziff-Davis.

ADVERTISING

     Advertising carried in Time Inc. magazines is predominantly consumer advertising. In 1998, Time Inc. magazines accounted for 21% of the total advertising revenue in consumer magazines, as measured by the Publishers Information Bureau ("PIB"), which measures advertising placed in consumer magazines. Time Inc. had the three leading magazines in terms of advertising dollars and seven of the top 25:

TITLE                                                         PIB RANK
-----                                                         --------
PEOPLE......................................................      1
TIME........................................................      2
SPORTS ILLUSTRATED..........................................      3
FORTUNE.....................................................     10
ENTERTAINMENT WEEKLY........................................     18
MONEY.......................................................     21
SOUTHERN LIVING.............................................     25

     The five leading categories of advertising carried in Time Inc. magazines in 1998, according to PIB were, in descending order, domestic automobile manufacturers, toiletries and cosmetics, food, computers and financial. Time Inc. places local advertising for local and national advertisers through its subsidiary, Media Networks, Inc. ("MNI"). MNI partners with some of the country's leading national magazines, including several Time Inc. magazines, to offer local marketers the opportunity to advertise to select targeted areas defined by sectional postal centers.

PAPER AND PRINTING

     Lightweight coated paper constitutes a significant component of physical costs in the production of magazines. Time Inc. has contractual commitments to ensure an adequate supply of paper, but periodic shortages may occur in the event of strikes or other unexpected disruptions in the paper industry. During 1998, Time Inc. purchased paper principally from six independent manufacturers, with the larger relationships under contracts that, for the most part, are either fixed-term or open-ended at prices determined on a market price or formula price basis.

     Printing and binding for Time Inc. magazines are accomplished primarily by major domestic and international independent printing concerns in approximately 20 locations. Magazine printing contracts are either fixed-term or open-ended at fixed prices with, in some cases, adjustments based on certain criteria.

                                  ONLINE MEDIA

     Time Inc. New Media ("New Media"), the online unit of Time Inc., is one of the largest creators of online digital content, producing electronic versions of TIME, PEOPLE, FORTUNE, MONEY, ENTERTAINMENT WEEKLY and LIFE. New Media also develops and manages new brands that are accessible only on the Internet, such as "Ask Dr. Weil" and "ParentTime". New Media launched the Pathfinder online network in November 1994 to provide easy access and simple navigation to Time Inc.'s websites. The sites generate revenue from advertising, subscription-based access and fee-based downloads to premium content, selected e-commerce offerings, and the licensing of digital content. In 1998, New Media agreed to make its heavily trafficked PEOPLE online content available exclusively on AOL's proprietary network starting in early 1999. TEEN PEOPLE has also entered into an exclusive arrangement with AOL. Also in 1999, Time Inc. announced that it will direct a major expansion of Time Warner's e-commerce effort.

                                DIRECT MARKETING

TIME LIFE

     Time Life Inc. is one of the nation's largest direct marketers of continuity series of books, music and videos. In addition to continuity series, it sells single products and products in sets. Its products are sold by direct response, including mail order, television and telephone, through retail, institutional and learning channels, catalogs, and in some markets by independent distributors. Time Life products are currently sold in over 25 languages worldwide.

     Editorial material for its books is created by in-house staffs as well as through outside publishers. Music and video rights are acquired through outside sources and compiled internally into finished products. Time Life's domestic direct response fulfillment activities are conducted from a centralized facility in Richmond, Virginia. Fulfillment of other business lines is done through a combination of in-house and outside fulfillment companies.

BOOK-OF-THE-MONTH CLUB

     Book-of-the-Month Club, Inc. ("BOMC") currently operates eleven distinct book clubs and two continuity businesses with a combined membership of more than
4.5 million. Two of the clubs, Book-of-the-Month Club and Quality Paperback Book Club, are general interest clubs; other clubs specialize in history, business, children's books, women's lifestyle, spiritual, self-help and health topics, or the books of a particular author. In addition, multimedia, audio and video products and other merchandise are offered through the clubs. BOMC operates in over 40 countries worldwide.

     BOMC acquires the rights from publishers to manufacture and distribute books and then has them printed by independent printing concerns. BOMC operates its own fulfillment and warehousing operations in Mechanicsburg, Pennsylvania.

AMERICAN FAMILY PUBLISHERS

     A wholly-owned subsidiary of Time Inc. is a 50% partner in the parent entity of American Family Publishers ("AFP"), whose principal business is selling magazine subscriptions through the use of sweepstakes promotions. Time Inc. has no management role in the day-to-day operation of AFP's business. During 1998, a number of state attorneys general launched investigations of AFP's sweepstakes business, while other atttorneys general and private plaintiffs filed lawsuits that alleged AFP's mailings were misleading. AFP has entered into an assurance of voluntary compliance ("AVC") with a number of states, and has substantially revised the wording of its sweepstakes mailings to conform with the AVC. These matters have had a significant adverse impact on AFP's business. See also Item 3, "Legal Proceedings" for additional information about the AFP matters.

                                     BOOKS

TRADE PUBLISHING

     Time Inc.'s trade publishing operations are conducted primarily by Time Warner Trade Publishing Inc. through its two major publishing houses, Warner Books and Little, Brown. In 1998, Time Warner Trade Publishing placed 31 books on The New York Times best-seller lists.

WARNER BOOKS

     Warner Books primarily publishes hardcover, mass market and trade paperback books. Among its best selling hardcover books in 1998 were "Simple Abundance," by Sarah Ban Breathnach; "The Weaver," by David Baldacci and "The Celestine Vision," by James Redfield. Best selling mass market paperbacks in 1998 included "Jack & Jill," by James Patterson; "The Notebook," by Nicholas Sparks and "Blood Work," by Michael Connelly.

     Time Warner Audiobooks develops and markets audio versions of books and other materials published by both Warner Books and Little, Brown.

LITTLE, BROWN

     Little, Brown publishes general and children's trade books. Through its subsidiary, Little, Brown and Company (U.K.) Ltd., it also publishes general hardcover and mass market paperback books in the United Kingdom. Among the trade hardcover best-sellers published by Little, Brown in 1998 were: "Cat & Mouse," by James Patterson; "Making Faces," by Kevyn Aucoin and "The Dark Side of Camelot," by Seymour M. Hersh.

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

OXMOOR HOUSE AND SUNSET BOOKS

     Oxmoor House, Inc., a subsidiary of Southern Progress, markets how-to books on a wide variety of topics including food and crafts, and Leisure Arts, Inc., also a subsidiary of Southern Progress, is a well-established publisher and distributor of instructional leaflets, continuity books series and magazines for the needlework and crafts markets. Sunset Books, the book publishing division of Sunset Publishing, markets books on topics such as building and decorating, cooking, gardening and landscaping, and travel. Sunset Books' unique marketing formula includes an extensive distribution network of home repair and garden centers.

                                  POSTAL RATES

     Postal costs represent a significant operating expense for the Company's publishing activities. In January 1999, the United States post office raised postal rates for all classes of mail.

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

                                  COMPETITION

     Time Inc.'s magazine and Internet media operations compete for audience and advertising with numerous other publishers and retailers, as well as other media. These businesses compete for advertising directed at the general public and also advertising directed at more focused demographic groups.

     Time Inc.'s book publishing operations compete for sales with numerous other publishers and retailers as well as other media. In addition, the acquisition of publication rights to important book titles is highly competitive, and Warner Books and Little, Brown compete with numerous other book publishers. TDS and WPS compete directly with other distributors operating throughout the United States and Canada in the distribution of magazines and paperback books.

     Time Inc.'s direct marketing operations compete with other direct marketers through all media for the consumer's attention. In addition to the traditional media sources for product sales, the Internet is becoming a strong vehicle in the direct marketing business.

                                 ENTERTAINMENT

     The Company's Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product, operate The WB Television Network, maintain advertiser-supported entertainment sites on the Internet, license rights to the Company's characters, operate retail stores featuring consumer products based on the Company's characters and brands, operate theme parks and motion picture theaters internationally and also produce and distribute recorded music. All of the foregoing businesses are principally conducted by Warner Bros., which is a division of TWE, except the recorded music business which is wholly owned by the Company and is not part of TWE.

     The filmed entertainment business also includes New Line Cinema Corporation ("New Line") and Castle Rock Entertainment ("Castle Rock"), as well as the Turner libraries, which include Hanna-Barbera, MGM, RKO and classic Warner Bros. films and animated shorts. These businesses are wholly owned by the Company and are not a part of TWE, although TWE performs and is compensated for certain distribution and other services for many of these businesses.

     The Company, through its wholly owned Warner Music Group division ("WMG"), is in the business of discovering and signing musical artists and manufacturing, packaging, distributing and marketing their recorded music. WMG also operates Warner/Chappell, a wholly owned music publishing business with offices around the world, and is a joint venture partner of music and video clubs in North America through its 50% ownership of The Columbia House Company.

     The Company's Entertainment operations are conducted in the United States and around the world. During 1998, approximately 42% of worldwide theatrical revenues and more than 52% of WMG's recorded music revenues were generated outside the United States.

                      FILMED ENTERTAINMENT -- WARNER BROS.

WARNER BROS. FEATURE FILMS

     Warner Bros. produces feature films both wholly on its own and under co-financing arrangements with other motion picture companies. Warner Bros. also acquires for distribution completed films produced by others. Acquired distribution rights may be limited to specified territories, media and/or periods of time. The terms of Warner Bros.' agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors. In some cases, producers, directors, actors, writers and others participate in the proceeds generated by the motion pictures in which they are involved.

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

     In response to the rising cost of producing theatrical films, Warner Bros. has signed joint venture agreements with several companies to co-finance films, decreasing its financial risk while retaining substantially all worldwide distribution rights. Warner Bros. and Canal Plus have formed a joint venture, known as Bel-Air Entertainment, to co-finance on primarily a 50/50 basis the production, overhead and development costs of a total of approximately 10 to 20 motion pictures through 2003. Warner Bros. acquired all distribution rights in the U.S. and Canada and substantially all international distribution rights to these pictures. Warner Bros. will advance marketing and distribution costs in the territories where it distributes and will receive a distribution fee in connection with the exploitation of the pictures. "Message in a Bottle" was released under a separate arrangement with Bel-Air in the first quarter of 1999.

     In 1998 Warner Bros. entered into an agreement with Village Roadshow Pictures ("VRP") to co-finance under a cost sharing arrangement the production of up to 20 motion pictures over a five-year period. Approximately 50% of the production costs of those pictures will be provided by Warner Bros. and the balance will be provided by VRP. Warner Bros. will acquire all distribution rights in the U.S. and Canada and substantially all international distribution rights to the co-financed pictures. Warner Bros. will advance marketing and distribution costs in the territories in which it distributes and will receive a distribution fee in connection with the exploitation of the pictures. "Practical Magic" was co-financed under this arrangement and distributed by Warner Bros. during 1998. Among others, "Analyze This," "Gossip," "Three Kings" and "The Matrix" are scheduled for release in 1999.

     Warner Bros. and Polygram Filmed Entertainment ("Polygram") have agreed to co-finance on a 50/50 basis through 2000 the production, overhead and development costs of motion pictures produced or acquired by Castle Rock, a subsidiary of Time Warner. Warner Bros. and Polygram (now Universal Studios) will each acquire distribution rights in the U.S. and Canada to half of the Castle Rock pictures and international distribution rights to the other half on an alternating basis. Warner Bros. and Polygram will each advance marketing and distribution costs in connection with the exploitation of the Castle Rock pictures. During l998, Warner Bros. distributed "The Last Days of Disco," internationally, under this arrangement. Among the Castle Rock releases anticipated for l999 are "Mickey Blue Eyes" and "The Green Mile," which will be distributed by Warner Bros. domestically.

     Warner Bros. has extended the term of its distribution servicing agreements with Morgan Creek Productions Inc. ("Morgan Creek") through up to June 2003 pursuant to which, among other things, Warner Bros. provides domestic distribution services for all Morgan Creek pictures for a period of ten years from delivery of a picture, and certain foreign distribution services for selected pictures. Under this arrangement, Warner Bros. released "Wrongfully Accused," "Incognito" and "Major League 3" in l998.

     Warner Bros.' co-financing and distribution agreement with Monarchy Enterprises C.V. and Regency Entertainment U.S.A. ("Monarchy/Regency") expired in 1998. Warner Bros. distributed "Dangerous Beauty" and "The Negotiator" for Monarchy/Regency and released "City of Angels" as a co-financed picture with them in 1998.

     During 1998, Warner Bros. released 27 motion pictures for theatrical exhibition, of which 15 were produced by or with others and four were released solely in international markets. The following motion pictures, among others, were released by Warner Bros. in 1998: "City of Angels," "Lethal Weapon 4," "Practical Magic," "A Perfect Murder" and "You've Got Mail."

     During 1999, Warner Bros. expects to release approximately 22 motion pictures, of which 14 are expected to be produced by or with others. In addition to the co-financed pictures mentioned above, during 1999 Warner Bros. will release "True Crime," "Wild, Wild West" and "Eyes Wide Shut."

HOME VIDEO

     Warner Home Video ("WHV") distributes for home video use pre-recorded videocassettes and digital video discs ("DVDs") containing the filmed entertainment product of (i) Warner Bros., (ii) Home Box Office, (iii) WarnerVision Entertainment, (iv) Castle Rock and (v) New Line Cinema. In March 1999, WHV and MGM agreed to terminate the parties' video distribution agreement. WHV will receive $225 million plus, effective January 1, 1999, video distribution rights in the Turner Entertainment library, which includes all of the classic pre-1948 Warner Bros. and pre-1986 MGM films. In return, MGM was granted early termination, effective January 31, 2000, of WHV's rights with respect to the United Artists film library and post-1986 MGM video product. WHV also distributes other companies' product for which it has acquired home video distribution or servicing rights. In l998, WHV commenced distributing DVDs on behalf of Disney in Europe, the Middle East and Africa.

     WHV sells its product in the United States and in major international territories to retailers and wholesalers through its own sales force, with warehousing and fulfillment handled by divisions of Warner Music Group and third parties. In some international countries, WHV's product is distributed through licensees. Videocassette product is generally manufactured under contract with independent duplicators. DVD product is replicated by Warner Music Group companies and third parties.

     During 1998, WHV released five titles in North America for home rental with sales and licensed units exceeding 400,000 units each: "Lethal Weapon 4," "L.A. Confidential," "Devil's Advocate," "City of Angels" and "U.S. Marshals." WHV entered into revenue sharing license agreements with rental customers, including distributors, in l998. Under such agreements, WHV licenses video product and shares in revenues generated by its customers. Additionally, WHV released nine titles in the North American sell-through market which generated sales of more than one million units each. Internationally, the following titles generated substantial home video revenue in 1998: "Tomorrow Never Dies," "Conspiracy Theory," "Contact," "L.A. Confidential" and the first four seasons of the television series "Friends."

     DVDs, capable of storing large volumes of digitized information -- enough storage capacity for two full-length feature films on a double-sided or dual-layered disc -- increased their presence in North American markets during 1998. The DVD technology offers picture quality significantly superior to existing home video technology as well as premium features such as multiple language soundtracks. WHV is currently benefiting by releasing in DVD format both first-run feature motion pictures and titles from WHV's extensive catalogue. At year-end l998, WHV had DVD distribution in major international territories.

TELEVISION

     Warner Bros. is the leading supplier of television programming in the world. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, reality-based entertainment shows and animation programs and also distributes television programming for exhibition on all national networks, syndicated domestic television, cable syndication and a growing array of international television distribution outlets. The distribution library owned or managed by Warner Bros. currently has some 5,700 feature films,

32,000 television titles, 12,000 animated titles and 1,500 classic animated shorts, including classic MGM and RKO titles such as "The Wizard of Oz" and "Gone With The Wind," as well as animation from Hanna-Barbera and MGM. Warner Bros. acts as distributor of the programming owned by subsidiaries of TBS.

     Warner Bros.' television programming is primarily produced by Warner Bros. Television, which produces dramatic and comedy programming, and Telepictures Productions ("Telepictures"), which specializes in reality-based and talk/variety series. During the 1998-1999 season, Warner Bros. Television launched several new network primetime series, including "Jesse," "Whose Line is it Anyway" and "Two of a Kind." Returning network primetime series included, among others, the top-rated series "ER" and "Friends," "The Parent Hood" and "The Wayans Bros." (each in its fifth season); "The Drew Carey Show" (in its fourth season); "Suddenly Susan" (in its third season); and "Veronica's Closet" and "For Your Love" (in their second season).

     Telepictures is responsible for the development and production of original programming primarily for syndicated television. In this capacity, Telepictures has successfully launched "The Rosie O'Donnell Show" (third season), "The Jenny Jones Show" (eighth season), "EXTRA" (fifth season), and "Change of Heart" (first season).

     Warner Bros. Television Animation ("WBTA") is responsible for the creation, development and production of contemporary television animation, as well as for the creative use and production of classic animated characters from Warner Bros.', TBS's and DC Comic's libraries, including "Looney Tunes" and the Hanna-Barbera and MGM libraries. Animation programming is important to the Company as a foundation for various product merchandising and marketing revenue streams as well as being an important source of initial and on- going programming for various distribution outlets, including those owned by the Company (including Cartoon Network and Kids' WB!).

     WBTA continues to be a leading producer of original children's animation programming and direct-to-video projects, with such programs as "Steven Spielberg Presents Pinky, Elmyra & The Brain," "The New Batman/Superman Adventures" and "Batman Beyond." WBTA also distributes "Pokemon" in the U.S. and manages production of, among others, the Cartoon Network series "Cow and Chicken," "Johnny Bravo," "Powerpuff Girls" and "I Am Weasel." Direct-to-video projects for 1999 include "Steven Spielberg Presents Animaniacs: Wakko's Wish" and a second Scooby-Doo feature-length video.

     The expansion of off-network, pay-per-view, pay and basic cable and satellite broadcasting has increased the distribution opportunities for feature films and television programming of all varieties from the Warner Bros. and TBS libraries. A typical sale of a new program series produced by or for Warner Bros. Television to a major domestic network grants that network an option to carry such program series for four years, after which time Warner Bros. Television can enter into a new license agreement with that or any other network as well as license the already-broadcast episodes into off-network syndication (broadcast and/or cable). New series are also licensed concurrently into the international marketplace and can, after a short period of time, be sold in part or in whole on home video. Warner Bros.' domestic distribution operation handles the launching and supporting of first-run series produced directly for syndication, as well as the sale of movie packages, off-network syndication strips (in which shows originally produced for weekly broadcast on a network are aired five days a week), and reruns of classic television series for cable and satellite broadcasting.

     The top-rated series "ER" and "Friends" debuted in syndication in September 1998. Other television programs currently in off-network syndication include, among others, "Murphy Brown," "Full House," "The Fresh Prince of Bel Air" and "Family Matters."

     Warner Bros. International Television Distribution ("WBITD") is the world's largest distributor of feature and television programming for television exhibition outside of the United States. WBITD distributes programming in more than 175 countries and in more than 40 languages. The introduction of new technologies and programming services throughout the world has created many new opportunities for WBITD. In conjunction with these new services seeking Warner Bros.' programming, WBITD has formed strategic alliances with some of the world's leading satellite, cable and over-the-air television broadcasters, and has also commenced the development and production of television programming with international partners. In 1998,

Warner Bros. formed a joint venture with Nippon Television Network, Toshiba and TWE Japan to produce and distribute movies and television programs in Japan and worldwide.

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $2.298 billion at December 31, 1998 (including amounts relating to the licensing of product to Time Warner's and TWE's cable television networks of $769 million as of December 31, 1998). The backlog excludes advertising barter contracts. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Filmed Entertainment Backlog" at page F-18 herein.

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

     At December 31, 1998, Warner Bros. Studio Stores was operating more than 180 stores in the United States and in 15 countries or territories throughout the world, including 44 stores owned by international franchisees.

THEATERS

     Through joint ventures, Warner Bros. International Theaters operates approximately 90 multi-screen cinema complexes with approximately 800 screens in seven foreign countries, including 30 theaters in Australia, 22 in the United Kingdom, 20 in Japan, eight in Portugal, four in Italy and four in Spain. During l999, Warner Bros. International Theaters plans to open more than 15 cinemas with over 150 screens.

                          FILMED ENTERTAINMENT -- TBS

     Theatrical films are also produced by New Line and Castle Rock, which are wholly owned subsidiaries of TBS and not a part of TWE. New Line is a leading independent producer and distributor of theatrical motion pictures. During 1998, through its two film divisions, New Line Cinema and Fine Line Features, New Line releases included "Rush Hour," "The Wedding Singer," "Lost in Space," "Blade" and "Pleasantville." For 1999, New Line anticipates that it will release, among others, "Austin Powers: The Spy Who Shagged Me," "Town & Country" and "The Bachelor."

     Castle Rock's films are currently being co-financed and distributed under an arrangement with Warner Bros. and Polygram (see also, "Filmed
Entertainment -- Warner Bros." above). Castle Rock Television produced the critically acclaimed and highly rated Emmy award winning series "Seinfeld" for the past ten years. The series, which is distributed by a third party for a fee, began its first domestic syndication cycle in September 1995 and also continues to be aired throughout the world. In 1998 it was successfully sold to broadcast television stations for a second syndication cycle commencing in 2001 as well as to TBS Superstation for basic cable exhibition commencing in 2002.

     TBS's filmed entertainment business also includes the Hanna-Barbera, MGM and RKO libraries, which include classic films such as "The Wizard of Oz" and "Gone With the Wind" and cartoons such as the "Flintstones," "Yogi Bear," "Huckleberry Hound" and "Tom & Jerry." Distribution of these libraries is managed by Warner Bros.

     TBS's backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition, amounted to $636 million at December 31, 1998 (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks of $226 million). The backlog excludes advertising barter contracts. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition - Filmed Entertainment Backlog" at page F-18 herein.

                           THE WB TELEVISION NETWORK

     The WB Television Network ("The WB") completed its fourth year of broadcast operations in January l999. During the l998/99 broadcast season, The WB expanded its prime time program line-up to five nights and is now airing ll hours of series programming from Sunday to Thursday nights. The network's line-up includes the family series "7th Heaven," as well as programming aimed at a teen and young adult audience, such as "Dawson's Creek," "Charmed," "Buffy the Vampire Slayer," and the Golden Globe award winning "Felicity."

     During 1998, The WB's broadcast coverage (with 88 over-the-air affiliates) grew to approximately 90% of U.S. TV households with the addition of key affiliates in Pittsburgh, Cincinnati, Baltimore, San Antonio and Oklahoma City. The WeB, a distribution alliance for The WB, was launched in September 1998 in smaller broadcast markets. WeB programming is distributed to local broadcast affiliates who then disseminate WeB programming via local cable systems.

     The WB's children's network, Kids' WB!, airs l9 hours of programming per week with programming on weekday mornings, weekday afternoons and Saturday mornings.

     Tribune Broadcasting owns a 22.25% interest in The WB. Key employees of The WB hold an ll% interest in the network.

                              WARNER BROS. ONLINE

     Warner Bros. Online, established in l995, is responsible for all of Warner Bros. commercial advertiser-supported online initiatives and, according to Media Metrix, has established itself as one of the most-visited studio sites on the Internet. The division recently entered into a joint venture with FortuneCity.com, called ACMEcity.com, to create a global advertiser-supported community network which will enable fans of Warner Bros. movies, music and television shows to build personal home pages. In connection with the formation of this joint venture, Warner Bros. received equity in FortuneCity.com equal to approximately 13% of its outstanding shares.

     In the second quarter of l999, Warner Bros. Online plans to launch a vertical advertiser-supported entertainment portal called "Entertaindom" to be co-branded and distributed in partnership with computer manufacturers, Internet service providers and portal sites. Entertaindom will offer entertainment information and services, as well as a mix of content, community sites and e-commerce, featuring video-based entertainment, animation, music and multiplayer games.

     Warner Bros. Online is currently producing broadband interactive entertainment in the form of WebDVD shows and content for broadband networks.

                                 RECORDED MUSIC

     In the United States, WMG's recorded music business is principally conducted through WMG's Warner Bros. Records, Inc., Atlantic Recording Corporation, Elektra Entertainment Group Inc. and Sire Records Group Inc. and their affiliated labels, as well as through the WEA Inc. companies. The WEA Inc. companies include WEA Manufacturing Inc., which manufactures compact discs
(CDs), audio and videocassettes, CD-ROMs and DVDs for WMG's record labels, Warner Home Video and for outside companies; Ivy Hill Corporation, which produces printed material and packaging for WMG's recorded music products as well as for a wide variety of other consumer products; and Warner-Elektra-Atlantic Corporation ("WEA Corp."), which markets and distributes WMG's recorded music products to retailers and wholesale distributors. WMG also owns a majority interest in Alternative Distribution Alliance ("ADA"), a so-called "independent" distribution company specializing in alternative rock music with a focus on new artists and smaller retailers.

     WMG's recorded music activities are conducted in more than 60 countries outside the United States by Warner Music International and its subsidiaries, affiliates and non-affiliated licensees.

DOMESTIC

     WMG's record labels in the United States -- Warner Bros., Atlantic, Elektra and Sire -- each with a distinct identity, discover and sign musical artists. The labels scout and sign talent in many different musical genres, including pop, rock, jazz, country, hip hop, reggae, folk, blues, gospel and Christian music. Artists generally receive royalties based upon the sales of their recordings and music videos, and many receive non-refundable advance payments recoupable from such royalties.

     WMG is a vertically-integrated music company. After an artist has entered into a contract with a WMG label, a master recording of the artist's music is produced and provided to WMG's manufacturing operation, WEA Manufacturing, which replicates the music primarily on CDs and audio cassettes. Ivy Hill prints material that is included with CDs and audio cassettes and creates packaging for them. WEA Corp. and ADA, WMG's distribution arms, sell product and deliver it, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. CDs and tapes are also beginning to be sold directly to consumers through online retailers on the Internet, such as CD Now, Amazon.com and Columbia House's Total
E. WMG, working with IBM and several other music companies, has announced a test of the digital distribution of music, named the Madison Project, which will seek to evaluate consumer interest in purchasing electronically distributed music via the Internet.

     At the same time a recording is being distributed, the label's promotion, marketing, advertising and publicity departments place advertisements in print and electronic media, work to get the new album played on the radio, reviewed and mentioned in publications and the artist booked for appearances on radio and television. If a music video featuring an artist has been produced, the video is distributed and promoted to music video outlets. Label personnel may also help organize a concert tour that will further promote a new album.

     In addition to newly released records, each of WMG's labels markets and sells albums from their extensive catalogues of prior releases, in which the labels generally continue to own the copyright in perpetuity. Rhino Records, which became wholly owned by WMG during 1998, specializes in compilations and reissues of previously released music.

     WMG also has entered into joint venture arrangements pursuant to which WMG companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by the joint ventures. Such agreements typically provide a WMG label with an equity interest and a profit participation in the venture, with financing furnished either solely by the WMG label or by both parties. Included among these arrangements are the labels Maverick, Tommy Boy, Sub Pop, Qwest and 143 Records. WMG labels also enter into agreements with unaffiliated third-party record labels such as Curb Records to manufacture and distribute recordings that are marketed under the owner's proprietary label.

     Through a 50/50 joint venture, WMG and Sony Music Entertainment operate The Columbia House Company, the leading direct marketer of CDs, audio and videocassettes in the United States and Canada. According to Media Metrix, The Columbia House Internet sites are among the top 15 most visited retail sites on the Internet.

     Among the albums resulting in significant U.S. sales for WMG during 1998 were the City of Angels soundtrack and releases from matchbox20, Brandy, Madonna, Barenaked Ladies, Jewel, Alanis Morissette, Third Eye Blind and Metallica.

INTERNATIONAL

     Operating in more than 60 countries around the world, Warner Music International ("WMI") engages in the same activities as WMG's domestic labels, discovering and signing artists and manufacturing, packaging, distributing and marketing their recorded music. The artists signed to WMI and its affiliates number more than a thousand. In most cases, WMI also markets and distributes the recordings of those artists for whom WMG's domestic record labels have international rights. In certain countries, WMI licenses to unaffiliated third-party record labels the right to distribute its recordings.

     WMI operates a plant in Germany that manufactures CDs, laser discs and vinyl records for its affiliated companies, as well as for outside companies and, as part of a joint venture, operates a plant in Australia that also manufactures CDs. WMI operates two video companies that coordinate the international release of music and non-music video titles.

     Among the artists whose albums resulted in significant sales for WMI in 1998 were Madonna, Enya, Alejandro Sanz, Eric Clapton and Tatsuro Yamashita.

                                MUSIC PUBLISHING

     WMG's music publishing companies own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs, and motion picture and theatrical compositions. The catalogue includes works from a diverse range of artists and composers, including Phil Collins, Comden & Green, George and Ira Gershwin, Michael Jackson, Madonna and Cole Porter. Warner/Chappell also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Samuel Goldwyn Productions.

     Warner/Chappell also owns Warner Bros. Publications and CPP/Belwin, two of the world's largest publishers of printed music. These two companies market publications throughout the world containing the works of such artists as Alabama, The Grateful Dead, Led Zeppelin, Madonna, Bob Seger and many others.

     The principal source of revenues to Warner/Chappell is license fees paid for the use of its musical compositions on radio, television, in motion pictures and in other public performances; royalties for the use of its compositions on CDs, audio cassettes, music videos and in television commercials; and sales of published sheet music and song books.

                           OTHER ENTERTAINMENT ASSETS

THEME PARKS

     With local partners, Warner Bros. has developed movie-related theme parks in Australia and Germany which feature Warner Bros.' movie, cartoon and superhero characters. Warner Bros. has announced that it is studying the feasibility of operating the first movie-based theme park in Spain.

     In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc. ("Premier"), a regional theme park operator. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering 25 existing and all future locations. See also Item 3, "Legal Proceedings" for information about certain litigation involving Six Flags.

DC COMICS AND MAD MAGAZINE

     TWE and Warner Communications Inc. ("WCI"), which is wholly owned by Time Warner, each own a 50% interest in DC Comics. DC Comics publishes more than 60 regularly issued comics magazines, among the most popular of which are "Superman," "Batman," "Wonder Woman" and "The Sandman," as well as collections sold as books. DC Comics also derives revenues from motion pictures, television, product licensing, books for juvenile and adult markets and foreign publishing.

     Time Warner wholly owns E.C. Publications, Inc., the publisher of MAD, a magazine featuring articles of humorous and satirical interest, which is regularly published 12 times a year and also in periodic special editions.

                                  COMPETITION

     The production and distribution of theatrical motion pictures, television and animation product and videocassettes/videodiscs/DVDs are highly competitive businesses, as each competes with the other for viewers' attention, as well as with other forms of entertainment and leisure time activities, including video games, the Internet and other computer-related activities. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. Network television is extremely competitive as networks seek to attract audience share, television stations for affiliation, advertisers and broadcast rights to television programming. Warner Bros. competes in its character merchandising and other licensing and retail activities with other licensors and retailers of character, brand and celebrity names. Warner Bros.' operation of theaters is subject to varying degrees of competition with respect to obtaining films and attracting patrons.

     The recorded music business is highly competitive. The revenues of a company in the recording industry depend upon public acceptance of the company's recording artists and their music. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. Overexpansion of retail recorded music outlets in the U.S. over the past several years led to the closing of many such stores during 1996 and 1997, which has resulted in further increased competition among recorded music companies. The recorded music business continues to be adversely affected by counterfeiting of both audio cassettes and CDs, piracy and parallel imports and may be affected by consumers' ability to download quality sound reproductions from the Internet in sound files without authorization from the Company. In response, the recorded music industry is engaged in a coordinated effort to develop a secure technology for digital music delivery. In addition, the recorded music business also has competition from other forms of entertainment, such as television, pre-recorded videocassettes, the Internet and computer and video games. Competition in the music publishing business is intense. Although WMG's music publishing business is one of the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed.

                                     CABLE

     The Company's Cable business consists principally of interests in cable television systems that, in general, are managed by Time Warner Cable, a division of TWE. Of the approximately 12.6 million subscribers served by the Company at December 31, 1998, approximately 1.8 million are in systems owned by TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner which is not a part of TWE, and approximately 10.8 million are in systems owned or managed by TWE. TWE's cable systems include approximately 6.3 million subscribers in a joint venture between TWE and Advance/Newhouse known as TWE-A/N. Time Warner Cable generally manages all such systems and receives a fee for management of the systems owned by TWI Cable and TWE-A/N. As of March 1, 1999, TWE-A/N was owned 33.3% by Advance/Newhouse, 64.8% by TWE and 1.9% by TWI Cable.

                               SYSTEMS OPERATIONS

     Time Warner Cable is the largest operator of cable television systems in the United States. As of December 31, 1998, 82% of Time Warner Cable customers were served by clustered cable systems (as described below) with 100,000 subscribers or more, and approximately 70% of Time Warner Cable's systems have been upgraded for higher channel capacity and new and advanced services.

     Over the past several years, Time Warner Cable has pursued a strategic goal of upgrading its cable systems generally to 750 MHz capability, based on a hybrid fiber optic/coaxial cable architecture. Those systems not upgraded to 750 MHz will be upgraded to a level of 550 MHz. Upgraded systems can deliver increased channel capacity and provide two-way transmission capability, with improved network management systems. The system architecture is also flexible, in that system capacity for future needs can be expanded by various means without major additional capital expenditures.

     Approximately 70% of Time Warner Cable's systems had completed upgrades by December 31, 1998. These upgrades have enabled Time Warner Cable to expand its core cable programming, so that average channel capacity of Time Warner Cable systems has generally increased from approximately 50 channels to approximately 70 channels at the end of 1998. Over time, the upgrading will also permit Time Warner Cable to roll out new and advanced services, including digital and high-definition television ("HDTV") programming, high-speed Internet access, telephony and other services including video-on-demand. See "Cable -- New Cable Services" below.

     Time Warner Cable entered into a Social Contract with the Federal Communications Commission ("FCC") in 1996 that required upgrades of generally all domestic systems managed by Time Warner Cable by December 31, 2000. The total capital investment to be made by Time Warner Cable for the upgrades is estimated to be approximately $4 billion of which, by the end of 1998, approximately $3 billion had been spent.

     Time Warner Cable believes that its clustering strategy has enabled, among other things, significant cost and marketing efficiencies, more effective pursuit of local and regional cable advertisers, the development of local news channels and the roll-out of advanced services over a geographically concentrated customer base. Several transactions entered into or completed in 1998 or scheduled to close in 1999 will further Time Warner Cable's clustering strategy. As of December 31, 1998, Time Warner Cable had 33 distinct geographic system groupings, each serving more than 100,000 subscribers.

     During 1998, TWE-A/N and subsidiaries of TCI Communications Inc. ("TCIC") formed a new 50-50 joint venture (the "Texas Venture") to provide cable television to the Houston area and to certain other communities in south and west Texas. The two partners each contributed systems serving approximately 550,000 subscribers to the Texas Venture, which is managed by Time Warner Cable. TCIC also contributed a cable television system serving approximately 95,000 subscribers to the existing Kansas City Cable Partners joint venture. In November 1998, Time Warner Cable entered into a series of asset exchange agreements with certain subsidiaries of TCIC under which TCIC will receive systems serving approximately 575,000 subscribers in areas not strategic to Time Warner Cable and Time Warner Cable will receive systems serving approximately 625,000 subscribers adjacent to or near major clusters in Florida, Hawaii, Maine, New York,

Ohio, Texas and Wisconsin. These trades are expected to close periodically throughout 1999, subject to obtaining required regulatory approvals.

FRANCHISES

     Cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; conditions of service, including number of channels, provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to various federal, state and local regulations. See "Regulation and Legislation" below.

PROGRAMMING

     Programming is generally made available to customers through programming tiers, which are packages of different programming services provided for prescribed monthly fees. The available analog channel capacity of Time Warner Cable's systems has been expanding as system upgrades are completed. Digital services will further increase the number of channels of video programming a customer may elect to receive.

     Video programming available to customers includes local and distant broadcast television signals, cable programming services like CNN, TNT and ESPN, and premium cable services like HBO, Cinemax, Showtime and Starz! The terms and conditions of carriage of programming services are generally established through programming affiliation agreements with Time Warner Cable. Many programming services impose a monthly license fee per subscriber upon the cable operator. Programming costs generally have been increasing sharply in recent years and depending on the terms of any specific agreement, the cost of providing any cable programming service may continue to rise. While Time Warner Cable sometimes has the right to cancel contracts, and can in any event refuse to renew them, it is unknown whether the loss of any one popular supplier would have a material adverse effect on Time Warner Cable's operations.

SERVICE CHARGES AND ADVERTISING

     Subscribers to the Company's cable systems are charged monthly fees based on the level of service selected. The monthly prices for various levels of cable television services (excluding services offered on a per-channel or per-program basis) range generally from $8 to $30 for residential customers. Other services offered include equipment rentals, for an additional monthly fee. A one-time installation fee is generally charged for connecting subscribers to the cable television system. Although regulation of certain cable programming rates is scheduled to "sunset" on March 31, 1999, rates for "basic" programming and for equipment and installation will continue to be regulated pursuant to federal law. See "Regulation and Legislation" below.

     Subscribers may purchase premium programming services and, in certain systems, other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service. Pay-per-view programming offers movies and special events, such as boxing, for a separate charge. Systems offering pay-per-view movies generally charge between $3 and $4 per movie, and systems offering pay-per-view events charge between $6 and $50, depending on the event. Time Warner Cable's systems increasingly offer pay-per-view services on an "impulse" basis, permitting a subscriber to place an order over the cable system through his or her remote control or cable set-top box.

     Subscription revenues continue to account for most of Time Warner Cable's revenues, with pay-per-view and premium services contributing additional revenues. Subscribers may discontinue purchasing services at any time.

     Time Warner Cable also generates revenue by selling advertising time to national, regional and local businesses. Cable television operators receive an allocation of advertising time availabilities on certain cable programming services into which commercials can be inserted at the local system level. In this regard, Time Warner Cable competes against broadcast TV stations, radio stations and newspapers for a share of local media revenues. The clustering of Time Warner Cable's systems expands the reach of viewers to cable programs over the local area and helps local ad sales personnel to compete more effectively. In addition, in many localities, contiguous cable system operators have formed advertising interconnects to deliver locally inserted commercials across wider geographic areas, replicating the reach of the broadcast stations as much as possible. Fifteen of Time Warner Cable's 43 field divisions participate in a cable advertising interconnect.

LOCAL NEWS CHANNELS

     Time Warner Cable operates 24-hour local news channels in New York City (NY1 News), Tampa Bay (Bay News 9), Orlando (Central Florida News 13) and Rochester, NY (R/News) and has announced that its fifth local news channel will launch in Austin, Texas in the summer of 1999. Local news programming increases local advertising revenues. Further, Time Warner Cable believes that providing news programming specifically focused on a local region strengthens its ability to compete with other multichannel video providers operating in the region.

                               NEW CABLE SERVICES

ROAD RUNNER

     In June 1998, TWE, TWE-A/N, TWI Cable, MediaOne, and subsidiaries of Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online service business (the "Road Runner Joint Venture"). The Road Runner cable service provides high-speed Internet access and also offers original content for broadband-capable networks. Road Runner affiliates with local cable television system operators, principally Time Warner Cable and MediaOne, in exchange for a percentage of the cable operator's retail revenue from subscribers for the Road Runner service. Customers who elect to subscribe connect their personal computers to the Road Runner service for access at high speeds to the Internet and to Road Runner's content.

     The ownership of the equity in the Road Runner Joint Venture is presently as follows: TWI Cable -- 10.7%, TWE -- 25%, TWE-A/N -- 32.9%, and
MediaOne -- 31.4%. In exchange for Microsoft and Compaq contributing $425 million to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest in the Venture that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 8.6% by TWI Cable, 20% by TWE, 26.3% by TWE-A/N, 25.1% by MediaOne, 10% by Microsoft and 10% by Compaq. See also Note 2, "Cable Transactions -- Road Runner Joint Venture" to the Company's consolidated financial statements at page F-36 herein.

     As of December 31, 1998, the Road Runner Joint Venture had affiliations in 24 locations with access to 7 million cable homes and the service had approximately 180,000 subscribers. The Road Runner service has been launched by Time Warner Cable in the following areas: Albany, Austin, Binghamton, Charlotte, Columbus and Northeast Ohio, El Paso, Hawaii, Memphis, Portland, Rochester, San Diego, Syracuse and Tampa Bay. Roll-outs will continue during 1999.

DIGITAL CABLE SERVICES

     Following testing in 1998 and early 1999, Time Warner Cable will begin a roll-out of digital cable service for certain of its cable systems, including Austin, Texas, Tampa, Florida and Columbus, Ohio. The digital format of the signals allows compression of the signals so that they occupy less bandwidth. This substantially increases the number of channels that can be provided over a system, when compared to standard analog signals. Time Warner Cable's digital cable service will present customers with the option to subscribe to a new digital programming service providing up to 100 digital program networks and music services for a separate monthly fee. The programming on the digital set-top boxes delivered to subscribing customers will also offer more pay-per-view options, more channels of multiplexed premium services, a digital interactive program guide, a digital programming tier, CD-quality music and other features such as parental lockout options. Digital service roll-outs are expected to increase over time as additional set-top equipment becomes available.

HDTV

     Pursuant to FCC order, each television broadcast station has been granted additional over-the-air spectrum to provide, under a prescribed roll-out schedule, high definition and digital television signals to the public. Depending on the speed with which HDTV and digital signals are developed, it can be expected that such signals will vie with the many other sources of programming for cable carriage. In 1998, Time Warner Cable agreed to carry the high-definition television signals and other digital signals that will be broadcast by television stations owned and operated by the CBS network.

                                 RECENT EVENTS

PROPOSED AT&T JOINT VENTURE

     On February 1, 1999, the Company announced that it intended to form a joint venture with AT&T pursuant to which the joint venture will have the right for up to a 20-year term to offer AT&T-branded cable telephone service to residential and small business customers over Time Warner Cable's existing cable network. Under the preliminary terms announced by the parties, the joint venture will be 77.5% owned by AT&T and 22.5% owned by TWE, TWE-A/N and TWI Cable, collectively. The joint venture is expected to make payments to Time Warner Cable initially based on the number of homes included in the cable network that have been upgraded to fiber optic capacity and will pay a monthly fee during the term per telephony subscriber, subject to guaranteed minimums, and is expected to make future revenue sharing payments if the joint venture surpasses targeted monthly subscriber revenue levels. The joint venture is also expected to purchase telephony equipment and fund Time Warner Cable's expenses of installation and maintenance. It is expected that AT&T will fund all of the joint venture's negative cash flow. For additional information, see also "Management's Discussion and Analysis of Results of Operations and Financial
Condition -- Cable Strategy" at pages F-16 through F-18 herein.

     The joint venture is subject to the negotiation and execution of definitive agreements, approval of the final terms by MediaOne and Advance/Newhouse and certain regulatory and other approvals.

PRIMESTAR

     In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite ("DBS") operations conducted by TWE and TWE-A/N and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N to Primestar, Inc., a separate holding company ("Primestar"). Following Primestar's decision to abandon its proposed acquisition of certain high-power satellite assets from a joint venture between The News Corporation Ltd. and MCI Telecommunications Corp., due to inability to obtain regulatory approvals, Primestar recently entered into an agreement to sell Primestar's medium-power DBS business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. Also, Primestar, Primestar Partners, the stockholders of Primestar and Tempo Satellite, Inc. ("Tempo"), a wholly owned subsidiary of TCI Satellite Entertainment, Inc., entered into a second agreement with DirecTV, pursuant to which DirecTV will purchase high-power satellites from Tempo and Primestar and Primestar Partners will relinquish their respective rights to acquire or use such high-power satellites.

     The ultimate disposition of the medium-power assets of Primestar is subject to Primestar bondholders' and regulatory approvals and the disposition of certain of Tempo's high-power satellites is subject to regulatory approvals. There can be no assurance that such approvals will be obtained. For further information with respect to Primestar, see Note 2, "Cable
Transactions -- Primestar" to the Company's consolidated financial statements at pages F-36 and F-37 herein.

                                 INTERNATIONAL

     In France, TWE and TWE-A/N own 100% of Cite Reseau and 49.9% of Rhone Vision Cable, both of which were established to acquire new franchises, build and operate cable systems in France. In Japan, TWE and TWE-A/N beneficially own, directly or indirectly, 25% of Titus Communications Corporation, which provides cable, telephony and Internet access service primarily in the Tokyo area, and 19.2% of Chofu Cable Television Company, which provides cable service in the suburban Tokyo area.

                               BUSINESS TELEPHONY

     In July 1998, TWE, TWE-A/N and TWI Cable combined the business telephony operations formerly owned by them into a new entity named Time Warner Telecom LLC ("Time Warner Telecom") that is intended to be self-financing. Time Warner Telecom is a facilities-based competitive local exchange carrier ("CLEC") that offers a wide range of business telephony services in selected metropolitan markets across the United States. The equity interests of Time Warner Telecom are owned 61.98% by Time Warner, 18.85% by MediaOne and 19.17% by Advance/Newhouse. In connection with its formation in July 1998, Time Warner Telecom raised approximately $400 million in a public debt offering, the proceeds of which are being used by Time Warner Telecom to further develop and expand its telephony networks and services and for general corporate and working capital purposes. In January 1999, Time Warner Telecom updated a previously filed, preliminary registration statement with the Securities and Exchange Commission to conduct an initial public offering of a minority interest of its common stock, subject to market and other conditions.

     Time Warner Telecom's customers are principally medium and large-sized telecommunications-intensive business end-users, long distance carriers, Internet service providers, wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications services, including dedicated transmission, local switched data and video transmission services and certain Internet services. As of December 31, 1998, Time Warner Telecom had deployed switches in 16 of its 19 metropolitan markets. Its networks have been constructed primarily through licensing the use of fiber capacity from Time Warner Cable.

                                  COMPETITION

     Cable television systems face strong competition for viewer attention and subscriptions from a wide variety of news, information and entertainment providers. These include multichannel video providers like DTH, MMDS, SMATV systems and telephone companies, other sources of video programs (such as broadcast television and videocassettes) and additional sources for news, entertainment and information, including the Internet. Cable television systems also face strong competition from all media for advertising dollars.

     DTH. The FCC has awarded permits to several companies for orbital slots from which medium- or high-power Ku-Band DTH service can be provided. DTH services offer pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. As of June 1998, satellite-delivered DTH services were reported to be serving over 7.2 million subscribers. Echostar has announced that, unlike other DTH services, it will deliver some local broadcast stations in some areas. In addition to DTH, most cable programming is available to owners of larger, more expensive C-Band satellite dishes ("TVROs"), either directly from the programmers or through third-party packagers. Legislation has been introduced in Congress to include carriage of local signals by DTH providers under the copyright compulsory license now granted to cable television operators. The ability of DTH services to deliver local signals on an equal economic basis will eliminate a significant advantage that cable operators currently have over DTH providers.

     MMDS/Wireless Cable. Wireless cable operators, including digital wireless operators, use microwave technology to distribute video programming. Wireless cable has grown rapidly, reportedly servicing over 1.0 million subscribers nationwide as of June 1998. In recent years, the FCC has adopted rules to facilitate the use of greater numbers of channels by wireless cable operators.

     SMATV. Additional competition comes from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as SMATV systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. Under the 1996 Telecommunications Act, a SMATV system is not a cable system as long as it uses no public right-of-way. SMATV systems offer both improved reception of local television stations and many of the same satellite-delivered program services as offered by franchised cable television systems.

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

     Telephone Companies. The 1996 Telecommunications Act eliminated the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas (subject to the restriction against acquisition of greater than 10% of existing cable systems described under "Regulation and Legislation -- Ownership," below). Telephone companies are now free to enter the retail video distribution business through any means, such as DTH, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecommunications Act authorizes local telephone companies to operate "open video systems" subject to certain local authorizations, including payments to local governmental bodies in lieu of cable franchise fees.

     Additional Competition. In addition to multichannel video providers, cable television systems compete with all other sources of news, information and entertainment for viewer attention and for subscription revenues. This includes over-the-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videocassette recorders, and the Internet. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems.

                           REGULATION AND LEGISLATION

     The Company's cable television systems, cable network, television network and original programming businesses are subject, in part, to regulation by the FCC, and the cable television systems business is also subject to regulation by some state governments and substantially all local governments. The following is a summary of current federal laws and regulations affecting the growth and operation of these businesses and a description of certain state and local laws. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past materially affected, and may in the future materially affect, the Company.

                         PROGRAMMING AND CABLE NETWORKS

     The Telecommunications Competition and Deregulation Act of 1996 (the "1996 Telecommunications Act") eliminated the restrictions on the number of television stations that one entity may own and increased the national audience reach limitation by one entity from 25% to 35% of U.S. television households. As required by the 1996 Telecommunications Act, the FCC revised its dual network rule to allow a TV station to affiliate with an entity maintaining two or more networks, unless certain limited circumstances pertain.

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

     Under the 1992 Cable Act, the FCC has issued regulations which generally prohibit vertically integrated programmers, which currently include the Turner Networks and the Home Box Office Services, from offering different prices, terms, or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators.

     The 1996 Telecommunications Act also contains certain provisions relating to violent and sexually explicit programming. First, the statute requires manufacturers to build television sets with the capability of blocking certain coded programming (the so-called "V-chip"). The FCC has adopted rules requiring television manufacturers to include blocking technology in at least half of their new product models with a picture screen of 13 inches or greater by July 1, 1999; the remaining such models will be required to contain blocking technology by January 1, 2000. Second, the 1996 Telecommunications Act gave the cable and broadcasting industries one year to develop voluntary ratings for video programming containing violent, sexually explicit or other indecent content and to agree voluntarily to transmit signals containing such ratings. In March 1998, the FCC determined that the system of voluntary parental guidelines adopted by television broadcasters, networks and program producers, and cable systems and networks, was acceptable and in compliance with the 1996 Telecommunications Act.

                                     CABLE

     The following discussion summarizes the significant federal, state and local laws and regulations affecting the Company's cable television systems operations.

     Federal Laws. The Cable Communications Policy Act of 1984 ("1984 Cable Act"), the 1992 Cable Act and the 1996 Telecommunications Act are the principal federal statutes governing the cable industry. These statutes regulate the cable industry, among other things, with respect to: (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels for public, educational and governmental programming; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) consumer protection and customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage requirements and retransmission consent; (ix) technical standards; and (x) privacy of customer information.

     Federal Regulations. The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations implementing the federal statutes.

     Rate Regulation. Under federal laws, nearly all cable television systems are subject to local rate regulation of basic service pursuant to a formula established by the FCC and enforced by local franchising authorities. Additionally, the 1992 Cable Act required the FCC to review rates for nonbasic service tiers, known as "cable programming service tiers" ("CPST"), comprised of cable programming services other than per-channel or per-program services, in response to complaints filed by franchising authorities; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium service if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service and rental of cable equipment; and allowed the FCC to impose restrictions on the retiering and rearrangement of basic and CPST services under certain limited circumstances.

     Under the 1996 Telecommunications Act, regulation of CPST rates is scheduled to terminate on March 31, 1999. Regulation of both basic and CPST rates also ceases for any cable system subject to "effective competition." The 1996 Telecommunications Act expanded the definition of "effective competition" to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct-to-home ("DTH"). The FCC has found Time Warner Cable to be subject to "effective competition" in certain jurisdictions.

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

     Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates that exceed the maximum permitted level for either basic and/or CPST services and associated equipment, and refunds can be required.

     In 1996, the FCC adopted a Social Contract with Time Warner Cable which resolved all of the cable television rate complaints then pending against Time Warner Cable and requires Time Warner Cable to upgrade its domestic cable television systems. The Social Contract was negotiated in accordance with the FCC's authority to consider and adopt "social contracts" as alternatives to other regulatory approaches applicable to cable television rates. Specifically, the Social Contract provides for an estimated $4.7 million plus interest in refunds in the form of bill credits to subscribers of certain designated Time Warner Cable systems, a commitment by Time Warner Cable to establish a lifeline basic service priced at 10% below Time Warner Cable's benchmark regulated rates with an adjustment to the nonbasic tier to recoup the reduced basic service tier revenue; and a commitment by Time Warner Cable to upgrade its domestic systems by December 31, 2000. Time Warner Cable is allowed to increase the non-basic service tier by $1.00 per year over the term of the Social Contract. At Time Warner Cable's election, the Social Contract's limitation on non-basic service tier rates would no longer be effective after March 31, 1999. Court appeals that were filed seeking review of the FCC decision adopting the Social Contract have all been resolved. An appeal filed by Middletown Township, PA in 1999 remains pending but is limited to the question whether Time Warner Cable owes refunds to subscribers in that Township.

     Carriage of Broadcast Television Signals. The 1992 Cable Act allows commercial television broadcast stations that are "local" to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for "retransmission consent" to carry the station. Broadcast stations may seek monetary compensation or the carriage of additional programming in return for granting retransmission consent. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions. Unlike commercial stations, non-commercial stations are not given the option to require negotiation of retransmission consent. In addition, cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WGN. Time Warner Cable has obtained any necessary retransmission consents from all stations carried, which consents have varying expiration dates. In those cases where the expiration date of particular agreements has not been contractually varied from the original schedule set up by the 1992 Act, the next three-year election between mandatory carriage and retransmission consent for local commercial television stations will occur on October 1, 1999.

     Deletion of Certain Programming. Cable television systems that serve 1,000 or more customers must delete the simultaneous or nonsimultaneous network programming of a distant station upon the appropriate request of a local television station holding local exclusive rights to such programming. FCC regulations also enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from non-local television stations which are carried by the cable system.

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

     Ownership. The 1996 Telecommunications Act repealed the 1984 Cable Act's restrictions on local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange telephone service areas. With certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecommunications Act also authorized LECs and others to operate "open video systems" ("OVS") which are not subject to the full array of regulatory obligations imposed on traditional cable systems, although OVS operators can be required to obtain a franchise by a local governmental body and/or to make payments in lieu of cable franchise fees. A number of separate entities have been certified to operate open video systems in areas where the Company operates cable systems, including New York City.

     The 1996 Telecommunications Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network, and the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rule against cable/television station cross-ownership remains in place, subject to the outcome of a pending review by the FCC. Time Warner Cable obtained a temporary waiver from this rule, and has sought a permanent waiver, so that it could continue to own certain Atlanta area cable systems located within the Grade B signal coverage area of television station WTBS. The FCC denied the permanent waiver request, but that denial is presently stayed pending resolution of a petition for reconsideration. This matter will be rendered moot upon consummation of a proposed exchange of cable systems with MediaOne. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and MMDS facilities or SMATV systems having overlapping service areas, except in limited circumstances. The 1996 Telecommunications Act exempts cable systems facing "effective competition" from the MMDS and SMATV cross-ownership restrictions.

     The FCC has initiated a rulemaking proceeding in which it asks what restrictions, if any, should be placed on a cable operator's ownership of a DTH service. This could affect Time Warner, in that TWE has an ownership interest in Primestar, a DTH service. This concern would no longer exist if the proposed sale of Primestar to DirectTV is consummated. See "Cable -- Primestar," above.

     The 1992 Cable Act directed the FCC to adopt so-called subscriber-limit rules, establishing reasonable limits on the number of cable subscribers an operator may reach through systems in which it holds an attributable interest. The FCC has promulgated a rule imposing a limit of 30% of homes passed, but it is currently conducting further rulemaking proceedings in which it may revisit the substance of that rule. Pursuant to the 1992 Cable Act, the FCC has also adopted so-called channel-occupancy rules that, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. Time Warner Cable is a party to a federal-court challenge to the validity of both the channel-occupancy rules and the subscriber-limit rules. Pending this challenge, the FCC has voluntarily stayed the effectiveness of the subscriber-limit rules (with the exception of certain reporting requirements) but not the channel-occupancy rules.

     Other FCC Regulations. Additional FCC regulations relate to a cable system's carriage of local sports programming; privacy of customer information; equipment compatibility; franchise transfers; franchise fees; closed captioning; equal employment opportunity; pole attachments; restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service; technical standards; home wiring; and limitations on advertising contained in nonbroadcast children's programming. Pursuant to the 1996 Telecommunications Act, the FCC changed the formula for pole attachment fees which will result in substantial increases in payments by cable operators to utilities for pole attachment rights when telecommunications services are delivered by cable systems. This new higher rate formula will be phased in beginning in February 2001.

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

     In the renewal process, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although the municipality must take into account the cost of meeting such requirements. Time Warner Cable may be required to make significant additional investments in its cable television systems as part of the franchise renewal process. Of Time Warner Cable's franchises, as of January 1, 1999, approximately 180 franchises serving approximately 580,000 subscribers expire during the period ending December 31, 2001. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the renewal of franchises in the future.

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

                               FTC CONSENT DECREE

     As a result of the TBS Transaction, the Company is subject to a Consent Decree (the "FTC Consent Decree") entered into with the Federal Trade Commission ("FTC"), certain provisions of which impose limitations on the Company's business conduct with respect to the sale of certain of its cable programming services. These provisions, among other things, prohibit the Company from increasing the pre-TBS Transaction pricing ratios which existed between large and small distributors in geographic areas also served by Time

Warner Cable. In addition, under the terms of the FTC Consent Decree, Time Warner Cable is required to carry on a significant number of its cable systems a 24-hour per day news and information channel that is not owned, controlled by or affiliated with the Company. Compliance with the FTC Consent Decree is not expected to cause an undue financial burden on the Company.

                           NEW COPYRIGHT LEGISLATION

     In 1998 two important pieces of federal legislation were enacted that will benefit the Company's businesses: The Sonny Bono Copyright Term Extension Act extends the term of copyright protection in the United States by 20 years, and the Digital Millennium Copyright Act ("DMCA") prohibits the circumvention of copy protection technologies and establishes rules with respect to the liability of online service providers for copyright infringements when users or subscribers transmit or provide infringing material.

                         DESCRIPTION OF AGREEMENT WITH
                           LIBERTY MEDIA CORPORATION

     The following description summarizes certain provisions of the Company's agreement with Liberty Media Corporation (an affiliate of TCI) and certain of its subsidiaries (collectively, "LMC") that was entered into in connection with the TBS Transaction and the FTC Consent Decree. Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Second Amended and Restated LMC Agreement dated as of September 22, 1995 among the Company, Time Warner Companies, Inc. and LMC (the "LMC Agreement").

OWNERSHIP OF TIME WARNER COMMON STOCK

     Pursuant to the LMC Agreement, immediately following consummation of the TBS Transaction, LMC exchanged the 50.6 million shares of Time Warner common stock, par value $.01 per share ("Time Warner Common Stock"), received by LMC in the TBS Transaction on a one-for-one basis for 50.6 million shares of Series LMCN-V Common Stock. In June 1997, LMC and its affiliates received 6.4 million additional shares of Series LMCN-V Common Stock pursuant to the provisions of an option agreement between the Company and LMC and its affiliates. Each share of Series LMCN-V Common Stock receives the same dividends and otherwise has the same rights as two shares of Time Warner Common Stock except that (a) holders of Series LMCN-V Common Stock are entitled to 1/50th of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V Common Stock adverse to such holders, and (b) unlike shares of Time Warner Common Stock, shares of Series LMCN-V Common Stock are not subject to redemption by the Company if necessary to prevent the loss by the Company of any governmental license or franchise. The Series LMCN-V Common Stock is not transferable, except in limited circumstances, and is not listed on any securities exchange.

     LMC exchanged its shares of Time Warner Common Stock for Series LMCN-V Common Stock in order to comply with the FTC Consent Decree, which effectively prohibits LMC and its affiliates (including TCI) from owning voting securities of the Company other than securities that have limited voting rights. Each share of Series LMCN-V Common Stock is convertible into two shares of Time Warner Common Stock at any time when such conversion would no longer violate the FTC Consent Decree or have a Prohibited Effect (as defined below), including following a transfer to a third party.

OTHER AGREEMENTS

     Under the LMC Agreement, if the Company takes certain actions that have the effect of (a) making the continued ownership by LMC of the Company's equity securities illegal under any federal or state law, (b) imposing damages or penalties on LMC under any federal or state law as a result of such continued ownership, (c) requiring LMC to divest any such Company equity securities, or
(d) requiring LMC to discontinue or divest any business or assets or lose or significantly modify any license under any communications law (each a "Prohibited Effect"), then the Company will be required to compensate LMC for income taxes incurred by it in disposing of all the Company's equity securities received by LMC in connection with the TBS Transaction and related agreements (whether or not the disposition of all such equity securities is necessary to avoid such Prohibited Effect).

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

MANAGEMENT AND OPERATIONS OF TWE

     Partners. Upon the capitalization of TWE in June 1992, certain subsidiaries of the Company became the general partners (the "Class B Partners" or the "Time Warner General Partners") of TWE and subsidiaries of Itochu Corporation ("ITOCHU") and Toshiba Corporation ("Toshiba") became limited partners of TWE (the "Class A Partners"). A subsidiary of MediaOne (formerly US
West) was admitted as a Class A Partner in September 1993. In 1995, Time Warner acquired the limited partnership interests of Itochu and Toshiba. Consequently, the limited partnership interests in TWE are held by the Class A Partners consisting of MediaOne and wholly owned subsidiaries of the Company and the general partnership interests in TWE are held by the Class B Partners consisting of wholly owned subsidiaries of the Company.

     Board of Representatives. Subject to the authority of the Cable Management Committee (as described below) with respect to the Cable division, the business and affairs of TWE are managed under the direction of a board of representatives (the "Board of Representatives" or the "Board") that is comprised of representatives appointed by subsidiaries of Time Warner (the "Time Warner Representatives") and representatives appointed by MediaOne (the "MediaOne Representatives").

     The Time Warner Representatives control all Board decisions except for certain matters including (i) the merger or consolidation of TWE; (ii) the sale or other disposition of assets of TWE generating in excess of 10% of the consolidated revenues of TWE during the previous fiscal year or representing in excess of 10% of the fair market value of the total assets of TWE (in each case, other than in connection with certain joint ventures and "cable asset swaps" as to which the thresholds are greater); (iii) any acquisition by TWE, other than in the ordinary course of business, if the consideration paid by TWE in connection with such acquisition would exceed the greater of (1) $750 million and (2) 10% of the consolidated revenues of TWE for the most recently ended fiscal year of TWE; (iv) the engagement by TWE in any business other than the businesses then being conducted by TWE, as they may evolve from time to time and any business related to such businesses (provided that TWE may not engage in the manufacturing, sale or servicing of hardware, other than as may be incidental to TWE's businesses); (v) the incurrence by TWE of indebtedness for money borrowed if, after giving effect to such incurrence, the ratio of total indebtedness for money borrowed to cash flow would exceed the greater of (x) 5.00 to 1.00 and (y)
 .5 over the analogous ratio in the TWE credit agreement as in effect from time to time; (vi) cash distributions other than as provided in the TWE Partnership Agreement; (vii) the dissolution or voluntary bankruptcy of TWE; and (viii) any amendment to the TWE Partnership Agreement, which matters also require the approval of the MediaOne Representatives.

     The managing general partners, both of which are wholly owned subsidiaries of Time Warner, may take any action without the approval or consent of the Board if such action may be authorized by the Time Warner Representatives without the approval of the MediaOne Representatives. However, see "Cable Management Committee," below.

     Cable Management Committee. Subject to obtaining necessary franchise and other approvals, the businesses and operations of the cable television systems ("Cable Systems") of TWE and the TWE-A/N Partnership are governed by a Cable Management Committee (the "Management Committee"). The Management Committee is comprised of six voting members, three designated by MediaOne and three designated by TWE. Advance/Newhouse has the right to designate a non-voting member to the Management Committee. If MediaOne at any time owns less than 50% of the partnership interest which it owned, directly or indirectly, as of September 15, 1993 or if a "change in control" of MediaOne occurs, MediaOne's right to designate or maintain any members of the Management Committee will terminate. The Cable Systems are managed on a day-to-day basis by Time Warner Cable. The approval of a majority of the members of the Management Committee is required for certain significant transactions relating to the Cable Systems, including, among other things, the sale, pledge or encumbrance of assets of any Cable System, the acquisition of cable assets, the making of commitments or expenditures relating to any Cable System, in each case subject to agreed upon thresholds, certain decisions with respect to design, architecture and designation of cable systems for upgrade and the adoption of the annual business plan.

     Day-to-Day Operations. TWE is managed on a day-to-day basis by the officers of TWE, and each of TWE's three principal divisions is managed on a day-to-day basis by the officers of such division. The officers of Time Warner are also officers of TWE.

CERTAIN COVENANTS

     Covenant Not to Compete. For so long as any partner (or affiliate of any partner) owns in excess of 5% of TWE and in the case of any Time Warner General Partner, for one year thereafter, such partner (including its affiliates) is generally prohibited from competing or owning an interest in the three principal lines of business of TWE -- cable, cable programming and filmed entertainment (including the ownership and operation of theme parks) -- as such businesses may evolve, subject to certain agreed upon exceptions (including TBS), limited passive investments and inadvertent violations. The covenant not to compete does not prohibit (i) MediaOne from conducting cable and certain regional programming businesses in the 14-state region in which US WEST, Inc. provides telephone service, (ii) any party from engaging in the cable business in a region in which TWE is not then engaging in the cable business, subject to TWE's right of first refusal with respect to such cable business, or (iii) any party from engaging in the telephone or information services business. ITOCHU and Toshiba continue to be bound by and benefit from the non-compete provisions but only as they relate to Japan.

     Transactions with Affiliates. Subject to agreed upon exceptions for certain types of arrangements, TWE has agreed not to enter into transactions with any partner or any of its affiliates other than on an arm's-length basis.

REGISTRATION RIGHTS

     Beginning on June 30, 2002 (or as early as June 30, 1999 if certain threshold cash distributions are not made to the Class A Partners), the Class A Partners holding, individually or in the aggregate, at least 10% of the residual equity of TWE will have the right to request that TWE reconstitute itself as a corporation and register for sale in a public offering an amount of partnership interests held by such Class A Partners determined by an investment banking firm so as to maximize trading liquidity and minimize the initial public offering discount, if any. Upon any such request, the parties will cause an investment banker to determine the price at which the interests sought to be registered could be sold in a public offering (the "Appraised Value"). Upon determination of the Appraised Value, TWE may elect either to register such interests or purchase such interests at the Appraised Value, subject to certain adjustments. If TWE elects to register the interests and the proposed public offering price (as determined immediately prior to the time the public offering is to be declared effective) is less than 92.5% of the Appraised Value, TWE will have a second option to purchase such interests immediately prior to the time such public offering would otherwise have been declared effective by the Securities and Exchange Commission at the proposed public offering price less underwriting fees and discounts. If TWE exercises its purchase option, it will be required to pay the fees and expenses of the underwriters. Upon exercise of either purchase option, TWE may also elect to purchase the entire partnership interests of the Class A Partners requesting registration at the relevant price, subject to certain adjustments.

     In addition to the foregoing, MediaOne will have the right to exercise an additional demand registration right (in which the other Class A Partners would be entitled to participate) beginning 18 months following the date on which TWE reconstitutes itself as a corporation and registers the sale of securities pursuant to a previously exercised demand registration right.

     At the request of any Time Warner General Partner, TWE will effect a public offering of the partnership interests of the Time Warner General Partners or reconstitute TWE as a corporation and register the shares held by the Time Warner General Partners. In any such case, the Class A Partners will have standard "piggy-back" registration rights.

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

CERTAIN PUT RIGHTS OF THE CLASS A PARTNERS

     Change in Control Put. Upon the occurrence of a change in control of Time Warner, at the request of any Class A Partner, TWE will be required to elect either to liquidate TWE within a two-year period or to purchase the interest of such partner at fair market value (without any minority discount) as determined by investment bankers. A "change in control" of Time Warner shall be deemed to have occurred:

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

     No other dispositions are permitted, except that the Company may sell its entire partnership interest subject to the Class A Partners' rights of first refusal and "tag-along" rights pursuant to which the Company must provide for the concurrent sale of the partnership interests of the Class A Partners so requesting.

                         CURRENCY RATES AND REGULATIONS

     The Company's foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. The Company cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 1 "Organization and Summary of Significant Accounting Policies
-- Foreign Currency" and Note 15 "Financial Instruments -- Foreign Currency Risk Management" to the consolidated financial statements set forth at pages F-29 and F-56, respectively, herein. For the revenues of international operations, see
Note 16 "Segment Information" to the consolidated financial statements set forth on page F-58 herein.

                                   EMPLOYEES

     At December 31, 1998, the Company employed a total of approximately 67,500 persons, including approximately 29,400 persons employed by TWE.

ITEM 2.  PROPERTIES

CORPORATE, TBS, PUBLISHING AND MUSIC

     The following table sets forth certain information as of December 31, 1998 with respect to the Company's principal properties (over 250,000 square feet in area) that are used primarily by TBS and the Company's publishing and music divisions or occupied for corporate offices, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

                                                          APPROXIMATE
                                                          SQUARE FEET       TYPE OF OWNERSHIP
       LOCATION                   PRINCIPAL USE           FLOOR SPACE    EXPIRATION DATE OF LEASE
       --------                   -------------           -----------    ------------------------
New York, New York       Executive and administrative         560,000  Leased by the Company. Lease
  75 Rockefeller Plaza   offices (Corporate and Music)                 expires in 2014.
  Rockefeller Center                                                   Approximately 94,368 sq. ft.
                                                                       are sublet to outside
                                                                       tenants.

New York, New York       Business and editorial offices     1,506,000  Leased by the Company. Most
  Time & Life Bldg.      (Publishing and Corporate)                    leases expire in 2007.
  Rockefeller Center                                                   Approximately 33,000 sq. ft.
                                                                       are sublet to outside
                                                                       tenants.

New York, New York       Offices (Music)                      273,800  Leased by the Company.
  1290 Ave. of the                                                     Leases expire 2000-2012.
  Americas                                                             Approximately 30,850 sq. ft.
                                                                       are sublet to outside
                                                                       tenants.

Atlanta, Georgia         Executive and administrative       1,570,000  Owned by the Company.
  One CNN Center         offices, studio (TBS) retail,                 Approximately 131,140 sq.
                         hotel and theatres                            ft. are sublet to outside
                                                                       tenants.

Atlanta, Georgia         Offices and studios (TBS)            311,000  Owned and occupied by the
  1050 Techwood Dr.                                                    Company.

Lebanon, Indiana         Warehouse space (Publishing)         500,450  Leased by the Company. Lease
  121 N. Enterprise                                                    expires in 2006.
  Blvd.

Mechanicsburg,           Office and warehouse space           358,000  Owned and occupied by the
  Pennsylvania           (Publishing)                                  Company.
  1225 S. Market St.

Indianapolis, Indiana    Warehouse space (Publishing)         253,000  Owned and occupied by the
  4200 N. Industrial                                                   Company.
  Street

Olyphant, Pennsylvania   Manufacturing, warehouses,         1,012,000  Owned and occupied by the
  1400 and 1444 East     distribution and office space                 Company.
  Lackawanna Avenue      (Music)

Nortorf, Germany         Manufacturing, distribution and      550,000  Owned and occupied by the
  Niedernstrasse 3-7     office space (Music)                          Company.

Alsdorf, Germany         Manufacturing, distribution and      269,000  Owned and occupied by the
  Max-Planck Strasse     office space (Music)                          Company.
  1-9

Terre Haute, Indiana     Manufacturing and office space       269,000  Leased by the Company. Lease
  4025 3rd Parkway       (Music)                                       expires in 2001.

CABLE NETWORKS -- HBO, FILMED ENTERTAINMENT AND CABLE

     The following table sets forth certain information as of December 31, 1998 with respect to principal properties (over 250,000 square feet in area) owned or leased by the Company's Cable Networks -- HBO, Filmed Entertainment and cable television businesses, all of which the Company considers adequate for its present needs, and all of which were substantially used by TWE:

                                                              APPROXIMATE
                                                              SQUARE FEET        TYPE OF OWNERSHIP;
        LOCATION                   PRINCIPAL USE           FLOOR SPACE/ACRES  EXPIRATION DATE OF LEASE
        --------                   -------------           -----------------  ------------------------
New York, New York        Business offices (HBO)           335,000 sq. ft.    Leased by TWE.
  1100 and 1114 Avenue                                     and 241,390 sq.    Leases expire in 2004 and
  of the Americas                                          ft.                2006.

Burbank, California       Sound stages, administrative,    3,303,000 sq. ft.  Owned by TWE.
  The Warner Bros.        technical and dressing room      of improved space
  Studio                  structures, screening theaters,  on 158 acres(a)
                          machinery and equipment
                          facilities, back lot and
                          parking lot and other Burbank
                          properties (Filmed
                          Entertainment)

Baltimore, Maryland       Warehouse (Filmed                387,000 sq. ft.    Owned by TWE.
  White Marsh             Entertainment)

West Hollywood,           Sound stages, administrative,    350,000 sq. ft.    Owned by TWE.
  California              technical and dressing room      of improved space
  The Warner Hollywood    structures, screening theaters,  on 11 acres
  Studio                  machinery and equipment
                          facilities (Filmed
                          Entertainment)

Valencia, California      Location filming (Filmed         232 acres          Owned by TWE.
  Undeveloped Land        Entertainment)

---------------

(a) Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.

ITEM 3.  LEGAL PROCEEDINGS

     In the matter of Six Flags Fund, Ltd., Six Flags Over Georgia, LLC and George DeRay v. Time Warner Entertainment Company, L.P., Six Flags Entertainment Corporation, Six Flags Theme Parks Inc., and Six Flags Over Georgia, Inc., which has been pending in the Superior Court for Gwinnett County, Georgia and which is described further in the Form 10-K filed by the Company for the year ended December 31, 1997, plaintiffs sought imposition of a constructive trust, compensatory damages in excess of $250 million and unspecified punitive damages for alleged breaches of fiduciary duty, conversion, fraud and conspiracy allegedly committed by the defendants in connection with the management of the Six Flags Over Georgia theme park. On October 22, 1998, following the close of discovery, plaintiffs amended their complaint so as to drop their claim for fraud and to modify their claim for breach of contract. Following trial, on December 18, 1998, the jury returned a verdict in favor of the plaintiffs and awarded the two plaintiffs a total of approximately $197 million in compensatory damages on their claims for breach of fiduciary duty. On December 21, 1998, the same jury awarded plaintiffs an additional $257 million in punitive damages. Defendants moved on February 1, 1999, for judgment notwithstanding the verdict, for a new trial and for the remittur of all or part of the damages awarded by the jury based on defendants' assertion that the trial court committed legal error. Among other grounds, defendants argue that defendants complied with all fiduciary duties as are defined by the operative legal agreement between the parties; that defendants' conduct in the context of arm's length negotiations was not a breach of fiduciary duty as a matter of law; that defendants cannot be held liable for their good-faith business judgments; that as a matter of law the defendants did not have a fiduciary duty to make capital expenditures in amounts that exceeded those that were otherwise contractually agreed to by the parties; that the Court improperly prevented defendants from introducing relevant and important evidence; and that the Court improperly commented on evidence received during the trial. Defendants' papers also argue that the Court provided a number of erroneous instructions to the jury or, in other cases, failed to provide any instruction to the jury on pertinent legal issues, including the application of law with respect to alleged fiduciary duties in matters specifically addressed by contract. With respect to damages, defendants argue that the evidence presented concerning compensatory damages was unduly speculative and excessive as a matter of law, and that the evidence and applicable law cannot support the award of punitive damages. TWE and its 51% partner in Six Flags retained financial responsibility for this litigation following completion of the sale of the Six Flags companies to Premier Parks, Inc.

     On September 13, 1995, Francis Ford Coppola, Fred Fuchs and FFC, Inc. ("Coppola") filed a lawsuit in the Superior Court of California, County of Los Angeles against Warner Bros., alleging that Warner Bros. unlawfully interfered with Coppola's efforts to develop with another film studio a previously undeveloped film project based on "Pinocchio." Among other things, Coppola asked that the Court declare that any prior agreement between Coppola and Warner Bros. to produce the film was void or that it be rescinded. In 1997, the Court granted the plaintiffs' motion to declare that any alleged agreement between Warner Bros. and Coppola was void under the Copyright Act's statute of frauds provision. On June 1, 1998, the case went to trial and on July 2, 1998, the jury found in Coppola's favor with respect to the interference claims and awarded $20 million in compensatory damages; on July 9, 1998, the jury awarded an additional $60 million in punitive damages for these claims. Warner Bros. subsequently filed motions for judgment notwithstanding the verdict, for a new trial and to set aside the damages awarded, as a result of which, on October 15, 1998, the Court vacated the $60 million punitive damages award. Both sides have taken appeals from the Court's rulings.

     On February 4, 1999, the Department of Justice served a Civil Investigative Demand ("CID") on various motion picture studios including Warner Bros., calling for the production of certain information and documents about distribution licenses and relationships between the studios and movie theaters. The CID served upon Warner Bros. also calls for responsive information about the operations of New Line.

     In October 1993, 15 music performers or representatives of deceased performers, on behalf of an alleged similarly-situated class, filed suit in the United States District Court for the Northern District of Georgia against approximately 50 record companies, including four WMG record labels. (Samuel D. Moore, et al. v. American Federation of Television and Radio Artists, et al., No. 93-Civ-2358). Plaintiffs claimed that the recording companies under-reported and under-contributed to the Fund, in violation of ERISA, in breach of contract and fiduciary duty, through fraud and embezzlement, and in violation of RICO, and that the American Federation of Television and Radio Artists ("AFTRA") (their union), and the AFTRA Health and Retirement Fund (the "Fund") had breached their fiduciary duties and acted in violation of ERISA in failing to enforce the recording companies' obligations. Plaintiffs sought substantial, but unquantified, monetary damages, treble damages, attorneys' fees and costs and the imposition of a constructive trust over their master recordings. The Court has dismissed all claims against AFTRA. The Court also consolidated with this action a second, similar lawsuit, commenced by the same plaintiffs in the United States District Court for the Southern District of New York. Through various Orders during this litigation, the Court has granted the record company defendants' motion to dismiss the ERISA claims but denied the defendants' motion to dismiss state law claims for breach of contract and fraud and a motion for summary judgment on the RICO claims. The Court has also declined to dismiss the claims against the Fund and the Fund Trustees. On January 20, 1998, the Court denied plaintiffs' motions for class certification of the remaining claims against the record company defendants and against the Fund and Fund Trustees. Accordingly, the case is now limited to the individual remaining claims of the 15 named plaintiffs. By Order dated June 22, 1998, the Court granted plaintiffs' motion to certify its order denying class certification for appeal to the Eleventh Circuit Court of Appeals, and granted plaintiffs' motion for entry of judgment pursuant to Rule 54(b) in favor of the recording company defendants on the ERISA claims. On October 6, 1998, the Eleventh Circuit accepted interlocutory review of the District Court's Order denying class certification and consolidated that appeal with the appeal on the plaintiffs' ERISA claims.

     On May 30, 1995, a purported class action was filed with the United States District Court for the Central District of California, entitled Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribu-tion, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 95-3536. The plaintiff, representing a class of direct purchasers of recorded music compact discs ("CDs"), alleged that Warner Elektra Atlantic Corporation ("WEA"), along with five other distributors of CDs, violated the federal antitrust laws by engaging in a conspiracy to fix the prices of CDs, and sought an injunction and treble damages (the "CD Price-Fixing Class Action"). On January 9, 1996, the defendants' motion to dismiss the amended complaint was granted and the action was dismissed, with prejudice. Plaintiff appealed the dismissal to the United States Court of Appeals for the Ninth Circuit, No. 96-55264. On July 3, 1997, the United States Court of Appeals for the Ninth Circuit reversed the dismissal of the amended complaint and remanded the case to the District Court, holding that the amended complaint was sufficient to meet the pleading requirements of the Federal Rules and that the action should proceed. On October 29, 1997, the District Court stayed proceedings in the action due to the filing on May 12, 1997 of a Chapter 7 Petition under the U.S. Bankruptcy Code by plaintiff. Subsequently, the Bankruptcy Court permitted plaintiff to proceed and the stay was lifted. On April 22, 1998, the Judicial Panel on Multidistrict Litigation consolidated for pretrial purposes various other actions, including Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music and Video Distribution, Bertelsmann Music Group, Inc. and Polygram Group Distribution, Inc., No. 97-7226 (C.D. Cal. 1997); Obie, inc. d/b/a Chestnut Hill Compact Disc v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music and Video Distribution, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 97-8864 (S.D.N.Y. 1997); Third Street Jazz and Rock Holding Corporation v. EMI Music Distribution, Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, Universal Music and Video Distribution, Bertelsmann Music Group, Inc. and PolyGram Group Distribution, Inc., No. 97-8864 (C.D. Cal. 1997) and Nathan Muchnick, Inc. v. Sony Music Entertainment, Inc., PolyGram Group Distribution, Inc., Bertelsmann Music Group, Inc., Universal Music and Video Distribution, Warner Elektra Atlantic Corporation and EMI Music Distribution, No. 98 Civ. 0612(S.D.N.Y.1998). The consolidated actions are captioned In re Compact Disc Antitrust Litigation. The Court has outlined certain pretrial procedures and discovery is proceeding pursuant to those procedures.

     On February 17, 1998, a purported class action was commenced in the Circuit Court of Cocke County, Tennessee at Newport, entitled Ottinger & Silvey, et. al., v. EMI Music Distribution, Inc., Sony Music Entertainment, Inc., Warner Elektra Atlantic Corporation, UNI Distribution Corporation, Bertelsmann Music Group, Inc., and Polygram Group Distribution, Inc. The action is brought on behalf of persons who from January 29, 1993 to the present, purchased CDs indirectly from the defendants in Alabama, Arizona, California, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia and Wisconsin, and alleges that the defendants are engaged in a conspiracy to fix the prices of CDs, in violation of the antitrust, unfair trade practices and consumer protection statutes of each of those jurisdictions. On May 11, 1998, WEA and the other defendants filed a motion to dismiss the complaint for failure to state a cause of action. Plaintiffs have not yet responded to the motion.

     On April 11, 1997, the Washington and Dallas offices of the Federal Trade Commission notified WEA that they had commenced a preliminary investigation into whether WEA and others may be violating or have violated laws against unfair competition by the adoption, implementation or maintenance of minimum advertised pricing programs. On September 23, 1997, Warner Communications Inc. was served by the Federal Trade Commission with a subpoena duces tecum calling for the production of documents in connection with a nonpublic investigation into whether the recorded music distribution companies and others may be engaging or may have engaged in unfair methods of competition through the adoption, implementation and maintenance of cooperative advertising programs that included minimum advertised price provisions. WEA has produced documents in response to the subpoena.

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

     A subsidiary of Time Inc. holds a 50% interest in the parent entity of American Family Publishers ("AFP"). AFP's principal business is direct mail magazine solicitation based on sweepstakes promotions. On February 2, 1998, Florida's Attorney General filed a lawsuit which charged that AFP's mailings were false and deceptive. The publicity surrounding this lawsuit quickly led to additional suits, filed by other attorneys general as well as private plaintiffs. To date, 54 actions have been filed against AFP and other defendants in various state and federal courts; 23 of these actions name as a party AFP's processing and customer service vendor, Time Customer Service Inc., a wholly owned subsidiary of Time Inc. Of the 54 cases, 26 are class actions, and five are brought by State Attorneys General; 37 cases are in Federal court and the remaining 17 cases are in State court. These actions allege, among other things, that AFP's sweepstakes magazine solicitations misrepresent that the recipient has won the grand prize in AFP's sweepstakes. The actions seek damages, attorney's fees and injunctive relief. On March 16, 1998, AFP entered into an "assurance of voluntary compliance" with the Attorneys General of 32 states and the District of Columbia. AFP admitted no wrongdoing but agreed to a payment in reimbursement of investigative expenses. Subsequently, AFP entered into a settlement with the New York Attorney General. AFP admitted no wrongdoing but agreed to contribute towards a special fund created by the New York Attorney General and also agreed to pay investigative costs.

     On March 29, 1996, Bartholdi Cable f/k/a Liberty Cable Co., Inc, and LVE, LLC filed suit against TWI, TWE, various cable division subsidiaries and Gerald Levin in the Eastern District of New York. The action alleges claims for monopolization; attempted monopolization; conspiracy to monopolize in violation of the antitrust laws; violations of the Lanham Act for purportedly misleading advertising and deceptive trade practices. Defendants answered the complaint and filed counterclaims on June 18, 1997, against Bartholdi and certain individuals. The Court has declined motions to dismiss plaintiffs' claims or defendants' counterclaims. On September 25, 1998, defendants filed a motion for summary judgment, which was denied by the Court on November 17, 1998, with leave for resubmission after six months. Discovery is now ongoing. Plaintiffs Andrew Parker and Eric DeBrauwere, on behalf of a purported nationwide class, brought this action on June 16, 1998, against defendants TWE and Time Warner Cable in the Eastern District of New York. After defendants filed a motion to dismiss on August 6, 1998, plaintiffs filed an amended complaint, which claims violations of the Cable Act's privacy provisions, 47 U.S.C. sec. 551, related to the alleged disclosure by defendants of personally identifiable information about plaintiffs through sales of customer lists. Plaintiffs also have asserted claims for violation of New York law for deceptive trade practices, negligent misrepresentation and unjust enrichment. The lawsuit seeks damages under the Cable Act, restitution of profits from the sale of such information, interest, costs and attorney's fees. On December 18, 1998, defendants filed a motion to dismiss the Amended Complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to General Instruction G (3), the information regarding the Company's executive officers required by Item 401(b) of Regulation S-K is hereby included in Part 1 of this report.

     The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 12, 1999, of such officer:

                   NAME                     AGE                          OFFICE
                   ----                     ---                          ------
Gerald M. Levin...........................  59    Chairman of the Board and Chief Executive Officer
R.E. Turner...............................  60    Vice Chairman of the Board
Richard D. Parsons........................  50    President
Richard J. Bressler.......................  41    Executive Vice President and Chief Financial Officer
Peter R. Haje.............................  64    Executive Vice President, General Counsel and
                                                  Secretary
Timothy A. Boggs..........................  48    Senior Vice President
Andrew J. Kaslow..........................  49    Senior Vice President
John A. LaBarca...........................  56    Senior Vice President and Controller

     Set forth below are the principal positions held by each of the executive officers named above since March 1, 1994:

Mr. Levin.....................   Chairman of the Board of Directors and Chief
                                   Executive Officer since January 1993.

Mr. Turner....................   Vice Chairman since the consummation of the TBS
                                   Transaction in October 1996. Prior to that, he served as Chairman of the Board and President of TBS from 1970.

Mr. Parsons...................   President since February 1995. Prior to that,
                                   he served as Chairman and Chief Executive
                                   Officer of The Dime Savings Bank of New York, FSB from January 1991.

Mr. Bressler..................   Executive Vice President and Chief Financial
                                   Officer since January 1998. Prior to that, he served as Senior Vice President and Chief Financial Officer from March 1995; as Senior Vice President, Finance from January 1995; and as a Vice President prior to that.

Mr. Haje......................   Executive Vice President and General Counsel
                                   since October 1990 and Secretary since May
                                   1993.

Mr. Boggs.....................   Senior Vice President since November 1992.

Mr. Kaslow....................   Senior Vice President since January 1999. Prior
                                   to that, he served as Senior Vice President, Human Resources at Becton Dickinson and Company (medical supplies and devices) from April 1996 and prior to that he served as Vice President, Human Resources at Pepsico Inc. (beverages and snack foods), from September 1994; and Vice President of Pepsico's KFC International division prior to that.

Mr. LaBarca...................   Senior Vice President and Controller since May
                                   1997. Prior to that, he served as Vice
                                   President and Controller from January 1995;
                                   Vice President, Director of Internal Audit from May 1993; and Senior Partner at Ernst & Young LLP prior to that.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market for the Company's Common Stock is the New York Stock Exchange. For quarterly price information with respect to the Company's Common Stock for the two years ended December 31, 1998, see "Quarterly Financial Information" at page F-69 herein, which information is incorporated herein by reference. The approximate number of holders of record of the Company's Common Stock as of February 28, 1999 was 25,000.

     For information on the frequency and amount of dividends paid with respect to the Company's Common Stock during the two years ended December 31, 1998, see "Quarterly Financial Information" at page F-69 herein, which information is incorporated herein by reference.

     There is no established public trading market for the Company's Series LMCN-V Common Stock, which as of February 28, 1999 was held of record by nine holders.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial information of the Company for the five years ended December 31, 1998 is set forth at pages F-67 and F-68 herein and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption "Management's Discussion and Analysis" at pages F-2 through F-23 herein is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information set forth under the caption "Interest Rate and Foreign Currency Risk Management" at page F-19 herein is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth at pages F-24 through F-64, F-70 through F-77 and F-66 herein are incorporated herein by reference.

     Quarterly Financial Information set forth at page F-69 herein is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                         EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its 1999 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company's executive officers called for by Item 401(b) of Regulation S-K has been included in PART I of this report and the information called for by Items 402(k) and 402(l) of Regulation S-K is not incorporated by reference.

                                      III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)-(2) Financial Statements and Schedules:

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

     (3) Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.20 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

     (b) Reports on Form 8-K.

          (i) The Company filed a Current Report on Form 8-K dated November 19, 1998 in which it reported in Item 5 that the Company had declared a two-for-one split of the Company's common stock and set forth restated historical earnings per share data reflecting such stock split.

          (ii) The Company filed a Current Report on Form 8-K dated December 18, 1998 in which it reported in Item 5 the jury verdict with respect to the litigation entitled Six Flags Over Georgia, Inc., et al, v. Six Flags Fund, Ltd., et al. described on pages I-39 and I-40 herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TIME WARNER INC.

                                          By        /s/ PETER R. HAJE

                                            ------------------------------------
                                                       Peter R. Haje
                                                 Executive Vice President,
                                               General Counsel and Secretary

Date: March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                         DATE
                  ---------                                   -----                         ----

             /s/ GERALD M. LEVIN               Director, Chairman of the Board and     March 26, 1999
---------------------------------------------    Chief Executive Officer (principal
              (Gerald M. Levin)                  executive officer)

           /s/ RICHARD J. BRESSLER             Executive Vice President and Chief      March 26, 1999
---------------------------------------------    Financial Officer (principal
            (Richard J. Bressler)                financial officer)

             /s/ JOHN A. LABARCA               Senior Vice President and Controller    March 26, 1999
---------------------------------------------    (principal accounting officer)
              (John A. LaBarca)

              /s/ MERV ADELSON                 Director                                March 26, 1999
---------------------------------------------
               (Merv Adelson)

             /s/ J. CARTER BACOT               Director                                March 26, 1999
---------------------------------------------
              (J. Carter Bacot)

          /s/ STEPHEN F. BOLLENBACH            Director                                March 26, 1999
---------------------------------------------
           (Stephen F. Bollenbach)

            /s/ JOHN C. DANFORTH               Director                                March 26, 1999
---------------------------------------------
             (John C. Danforth)

         /s/ BEVERLY SILLS GREENOUGH           Director                                March 26, 1999
---------------------------------------------
          (Beverly Sills Greenough)

            /s/ GERALD GREENWALD               Director                                March 26, 1999
---------------------------------------------
             (Gerald Greenwald)

                  SIGNATURE                                   TITLE                         DATE
                  ---------                                   -----                         ----
             /s/ CARLA A. HILLS                Director                                March 26, 1999
---------------------------------------------
              (Carla A. Hills)

               /s/ REUBEN MARK                 Director                                March 26, 1999
---------------------------------------------
                (Reuben Mark)

            /s/ MICHAEL A. MILES               Director                                March 26, 1999
---------------------------------------------
             (Michael A. Miles)

           /s/ RICHARD D. PARSONS              Director                                March 26, 1999
---------------------------------------------
            (Richard D. Parsons)

               /s/ R.E. TURNER                 Director                                March 26, 1999
---------------------------------------------
                (R.E. Turner)

         /s/ FRANCIS T. VINCENT, JR.           Director                                March 26, 1999
---------------------------------------------
          (Francis T. Vincent, Jr.)

          TIME WARNER INC. AND TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND OTHER FINANCIAL INFORMATION

                                                                    PAGE
                                                              ----------------
                                                               TIME
                                                              WARNER     TWE
                                                              ------    ------
Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................    F-2       F-79
Consolidated Financial Statements:
  Balance Sheet.............................................   F-24       F-92
  Statement of Operations...................................   F-25       F-93
  Statement of Cash Flows...................................   F-26       F-94
  Statement of Shareholders' Equity and Partnership
     Capital................................................   F-27       F-95
  Notes to Consolidated Financial Statements................   F-28       F-96
Report of Management........................................   F-65
Report of Independent Auditors..............................   F-66      F-120
Selected Financial Information..............................   F-67      F-121
Quarterly Financial Information.............................   F-69      F-122
Supplementary Information...................................   F-70
Financial Statement Schedule II-Valuation and Qualifying
  Accounts..................................................   F-78      F-123

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

DESCRIPTION OF BUSINESS

     Time Warner Inc. ("Time Warner" or the "Company"), together with its consolidated and unconsolidated subsidiaries, is the world's largest media and entertainment company. Time Warner's principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner classifies its business interests into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

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

OVERVIEW

     Time Warner and the Entertainment Group demonstrated strong financial performances in 1998, as measured by the operating performance of their businesses and the improved strength of their combined financial condition, as more fully described herein. This performance was driven primarily by solid business fundamentals and a disciplined financial focus on cost management and controlling capital spending.

USE OF EBITA

     Time Warner evaluates operating performance based on several factors, of which the primary financial measure is operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method, including the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of Turner Broadcasting System, Inc. ("TBS") in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995. The exclusion of noncash amortization charges also is consistent with management's belief that Time Warner's intangible assets, such as cable television and sports franchises, music catalogues and copyrights, film and television libraries and the goodwill associated with its brands, generally are increasing in value and importance to Time Warner's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of Time Warner and the Entertainment Group includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

     As more fully described herein, the comparability of Time Warner's and the Entertainment Group's operating results has been affected by certain significant transactions and nonrecurring items in each period.

     For 1998, these significant transactions related to Time Warner's cable business and included (i) the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests in TWE-A/N, as well as certain related transactions (collectively, the "TWE-A/N Transfers"), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to Primestar, Inc. ("Primestar"), a separate holding company (the "Primestar Roll-up Transaction"), (iii) the reorganization of Time Warner Cable's business telephony operations into a separate entity named Time Warner Telecom LLC (the "Time Warner Telecom Reorganization") and (iv) the formation of a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses (the "Road Runner Joint Venture" and collectively, the "1998 Cable Transactions").

     In addition, there were a number of other significant, nonrecurring items recognized in 1998 and 1997, consisting of (i) net pretax gains in the amount of approximately $108 million in 1998 and $212 million in 1997 relating to the sale or exchange of various cable television systems by Time Warner and TWE, (ii) a pretax gain of approximately $250 million in 1997 relating to TWE's sale of its interest in E! Entertainment Television, Inc. ("E! Entertainment"), (iii) a pretax gain of $200 million in 1997 relating to Time Warner's disposal of its interest in Hasbro, Inc. ("Hasbro"), (iv) a charge of approximately $210 million in 1998 principally to reduce TWE's carrying value of its interest in Primestar,
(v) an increase of $234 million in Time Warner's 1998 preferred dividend requirements relating to the premium paid in connection with its redemption of Series M exchangeable preferred stock ("Series M Preferred Stock") and (vi) an extraordinary loss of $55 million in 1997 on the retirement of debt.

     In order to meaningfully assess underlying operating trends, management believes that the results of operations for 1998 and 1997 should be analyzed after excluding the effects of these significant nonrecurring items. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

     The comparability of Time Warner's 1997 and 1996 operating results also was affected by certain significant transactions, consisting of (i) Time Warner's October 1996 acquisition of TBS (the "TBS Transaction"), (ii) Time Warner's use of approximately $1.55 billion of net proceeds from the issuance of Series M Preferred Stock in April 1996 to reduce outstanding indebtedness and (iii) certain other debt refinancings during the year (collectively, the "1996 Time Warner Transactions"). Accordingly, the following discussion of operating results for those periods is supplemented, where appropriate, by pro forma financial information that gives effect to the 1996 Time Warner Transactions as if they had occurred at the beginning of 1996. This pro forma information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions actually occurred at the beginning of that period, nor is it necessarily indicative of future operating results.

     Finally, per common share amounts for prior years have been restated to give effect to a two-for-one common stock split that occurred on December 15, 1998.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

RESULTS OF OPERATIONS

1998 VS. 1997

     EBITA and operating income in 1998 and 1997 are as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                               EBITA          OPERATING INCOME
                                                          ----------------    ----------------
                                                           1998      1997      1998      1997
                                                          ------    ------    ------    ------
                                                                       (MILLIONS)
Time Warner:
Publishing..............................................  $  607    $  529    $  569    $  481
Music...................................................     493       467       213       166
Cable Networks-TBS......................................     706       573       506       374
Filmed Entertainment-TBS................................     192       200       110       113
Cable(1)................................................     325       427       125       150
Intersegment elimination................................     (27)      (13)      (27)      (13)
                                                          ------    ------    ------    ------
Total...................................................  $2,296    $2,183    $1,496    $1,271
                                                          ======    ======    ======    ======
Entertainment Group:
Filmed Entertainment-Warner Bros........................  $  503    $  404    $  374    $  281
Broadcasting-The WB Network.............................     (93)      (88)      (96)      (88)
Cable Networks-HBO......................................     454       391       454       391
Cable(2)................................................   1,369     1,184       992       877
                                                          ------    ------    ------    ------
Total...................................................  $2,233    $1,891    $1,724    $1,461
                                                          ======    ======    ======    ======

---------------
(1) Includes net pretax gains of approximately $18 million in 1998 and $12 million in 1997 related to the sale or exchange of certain cable television systems.

(2) Includes net pretax gains of approximately $90 million in 1998 and $200 million in 1997 related to the sale or exchange of certain cable television systems.

     Time Warner had revenues of $14.582 billion and net income of $168 million ($.31 loss per common share after preferred dividend requirements) in 1998, compared to revenues of $13.294 billion, income of $301 million before an extraordinary loss on the retirement of debt ($.01 loss per common share after preferred dividend requirements) and net income of $246 million ($.06 loss per common share after preferred dividend requirements) in 1997. Time Warner's equity in the pretax income of the Entertainment Group was $356 million in 1998, compared to $686 million in 1997.

     As previously described, the comparability of Time Warner's and the Entertainment Group's operating results for 1998 and 1997 has been affected by certain significant nonrecurring items recognized in each period, consisting of gains and losses relating to the sale or exchange of cable television systems and other investment-related activity. These nonrecurring items amounted to approximately $100 million of net pretax losses in 1998, compared to approximately $660 million of net pretax gains in 1997. In addition, preferred dividend requirements for 1998 included a $234 million one-time increase relating to the premium paid in connection with Time Warner's redemption of its Series M Preferred Stock. Lastly, 1997 included a $55 million extraordinary loss on the retirement of debt. The aggregate net effect of these significant, nonrecurring items was a decrease in income per common share of $.25 per common share in 1998, compared to an increase of $.27 per common share in 1997.

     Time Warner's net income decreased to $168 million in 1998, compared to net income of $246 million in 1997. However, excluding the significant effect of the nonrecurring items referred to above, net income

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

increased by $300 million to $236 million in 1998, compared to a net loss of $64 million in 1997. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's business segment operating income, an increase in income from its equity in the pretax income of the Entertainment Group and lower interest expense associated with Time Warner's debt reduction efforts and the TWE-A/N Transfers, offset in part by higher losses from certain investments accounted for under the equity method of accounting and lower gains on foreign exchange contracts. Similarly, excluding the effect of these nonrecurring items, normalized net loss per common share was $.06 in 1998, compared to a normalized net loss per common share of $.33 in 1997.

     The Entertainment Group had revenues of $12.256 billion and net income of $331 million in 1998, compared to revenues of $11.328 billion, income of $642 million before an extraordinary loss on the retirement of debt and net income of $619 million in 1997. Similarly, excluding the portion of the nonrecurring items referred to above that was recognized by the Entertainment Group, net income increased by $229 million to $465 million in 1998, compared to $236 million in 1997. As discussed more fully below, this improvement principally resulted from an overall increase in the Entertainment Group's business segment operating income (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense associated with the TWE-A/N Transfers and higher losses from certain investments accounted for under the equity method of accounting.

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

TIME WARNER

     Publishing. Revenues increased to $4.496 billion, compared to $4.290 billion in 1997. EBITA increased to $607 million from $529 million. Operating income increased to $569 million from $481 million. Revenues benefited primarily from significant increases in magazine advertising revenues, as well as increases in magazine circulation revenues. The increase in advertising revenues was principally due to a strong overall advertising market for most of the division's magazines, primarily led by People, Time, Entertainment Weekly, Fortune and In Style. The increase in circulation revenues was principally due to higher subscription and newsstand revenues, primarily led by the same magazines. EBITA and operating income increased principally as a result of the revenue gains, cost savings and one-time gains on the sale of certain assets, offset in part by lower results from direct marketing operations.

     Music. Revenues increased to $4.025 billion, compared to $3.691 billion in 1997. EBITA increased to $493 million from $467 million. Operating income increased to $213 million from $166 million. Revenues benefited from an increase in domestic and international recorded music sales principally relating to higher compact disc sales of a broad range of popular releases from new and established artists and movie soundtracks, as well as lower returns of product. At the end of December 1998, the Music division had a domestic market share of 19.8%, as measured by SoundScan. EBITA and operating income increased principally as a result of the revenue gains and cost savings, offset in part by lower results from direct marketing operations, higher artist costs and the absence of certain one-time gains recognized in 1997.

     Cable Networks-TBS. Revenues increased to $3.325 billion, compared to $2.900 billion in 1997. EBITA increased to $706 million from $573 million. Operating income increased to $506 million from $374 million. Revenues benefited from an increase in subscription and advertising revenues. The increase in subscription revenues principally related to the conversion of TBS Superstation from an advertiser-supported broadcast superstation to a copyright-paid, cable television service, which allows TBS Superstation to charge cable

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

operators for the right to carry its cable television programming. Subscription revenues also increased as a result of an increase in subscriptions, primarily at CNN, CNN International, TNT/Cartoon Europe and Turner Classic Movies, and higher rates. The increase in advertising revenues was principally due to a strong overall advertising market for most of the division's networks, including TNT, Cartoon Network, TNT/ Cartoon Europe, CNN and CNN Headline News. EBITA and operating income increased principally as a result of the revenue gains and lower programming costs at TNT, offset in part by higher programming costs at CNN and losses associated with the Goodwill Games.

     Filmed Entertainment-TBS. Revenues increased to $1.917 billion, compared to $1.531 billion in 1997. EBITA decreased to $192 million from $200 million. Operating income decreased to $110 million from $113 million. Revenues benefited from a significant increase in syndication sales resulting from the renewal by existing television station customers of second-cycle broadcasting rights for Seinfeld, as well as an increase in worldwide theatrical and home video revenues at New Line Cinema. Despite the revenue increase, EBITA and operating income decreased principally as a result of film write-offs relating to disappointing results for theatrical releases of Castle Rock Entertainment in the first half of 1998.

     Cable. Revenues decreased to $964 million, compared to $997 million in 1997. EBITA decreased to $325 million from $427 million. Operating income decreased to $125 million from $150 million. The Cable division's 1998 operating results were negatively affected by the aggregate net impact of the deconsolidation of certain of its operations in connection with the 1998 Cable Transactions. Excluding the effect of the 1998 Cable Transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates and an increase in advertising revenues. Similarly excluding the effect of the 1998 Cable Transactions, EBITA and operating income increased principally as a result of the revenue gains and approximately $6 million of higher, net pretax gains relating to the sale or exchange of certain cable television systems, offset in part by higher depreciation related to capital spending.

     Interest and Other, Net. Interest and other, net, increased to $1.180 billion in 1998, compared to $1.044 billion in 1997. Interest expense decreased to $891 million, compared to $1.049 billion, principally due to lower average debt levels associated with the Company's debt reduction efforts and the TWE-A/N Transfers. There was other expense, net, of $289 million in 1998 compared to other income, net of $5 million in 1997, primarily due to lower investment-related income, as well as lower gains on foreign exchange contracts and higher losses associated with the Company's asset securitization program. The significant decrease in investment-related income principally resulted from the absence of a $200 million pretax gain recognized in 1997 in connection with the disposal of Time Warner's interest in Hasbro and higher losses in 1998 from certain investments accounted for under the equity method of accounting.

ENTERTAINMENT GROUP

     Filmed Entertainment-Warner Bros. Revenues increased to $6.061 billion, compared to $5.472 billion in 1997. EBITA increased to $503 million from $404 million. Operating income increased to $374 million from $281 million. Revenues benefited from a significant increase in licensing fees from television production and distribution operations, principally relating to the initial off-network domestic syndication availability of Friends and the initial off-network basic cable availability of ER, as well as an increase in revenues from consumer products licensing operations. EBITA and operating income benefited principally from the revenue gains and cost savings, offset in part by lower international syndication sales of library product and lower results from theatrical releases. In addition, EBITA and operating income for each period included certain one-time gains on the sale of assets that were comparable in amount and therefore, did not have any significant effect on operating trends.

     Broadcasting-The WB Network. Revenues increased to $260 million, compared to $136 million in 1997. EBITA decreased to a loss of $93 million from a loss of $88 million. Operating losses increased to $96 million

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

from $88 million. Revenues increased as a result of higher advertising sales relating to improved television ratings and the addition of a fourth night of prime-time programming in January 1998 and a fifth night in September 1998. Despite the revenue increase, operating losses increased because of a lower allocation of losses to a minority partner in the network. However, excluding this minority interest effect, operating losses improved principally as a result of the revenue gains, which outweighed higher programming costs associated with the expanded programming schedule.

     Cable Networks-HBO. Revenues increased to $2.052 billion, compared to $1.923 billion in 1997. EBITA and operating income increased to $454 million from $391 million. Revenues benefited primarily from an increase in subscriptions to 34.6 million from 33.6 million at the end of 1997. EBITA and operating income improved principally as a result of the revenue gains and, to a lesser extent, cost savings and higher income from Comedy Central, a 50%-owned equity investee.

     Cable. Revenues increased to $4.378 billion, compared to $4.243 billion in 1997. EBITA increased to $1.369 billion from $1.184 billion. Operating income increased to $992 million from $877 million. The Cable division's 1998 operating results were positively affected by the aggregate net impact of the 1998 Cable Transactions. Excluding the effect of the 1998 Cable Transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates and an increase in advertising revenues. Similarly excluding the effect of the 1998 Cable Transactions, EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher depreciation related to capital spending and approximately $110 million of lower, net pretax gains relating to the sale or exchange of certain cable television systems.

     As of December 31, 1998, including the cable operations of TWE-A/N and TWI Cable Inc. ("TWI Cable"), there were 12.6 million subscribers under the management of TWE's Cable division, as compared to 12.0 million subscribers at the end of 1997. The number of subscribers at the end of 1997 excludes all direct broadcast satellite subscribers that were transferred to Primestar in 1998 in connection with the Primestar Roll-up Transaction.

     Interest and Other, Net. Interest and other, net, increased to $965 million in 1998, compared to $357 million in 1997. Interest expense increased to $566 million, compared to $494 million in 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $399 million in 1998, compared to other income, net, of $137 million in 1997, primarily due to lower investment-related income, as well as higher losses associated with TWE's asset securitization program. The significant decrease in investment-related income principally resulted from the absence of an approximate $250 million pretax gain recognized in 1997 in connection with the sale of an interest in E! Entertainment, the inclusion of an approximate $210 million charge recorded in 1998 principally to reduce the carrying value of an interest in Primestar and higher losses in 1998 from certain investments accounted for under the equity method of accounting.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

1997 VS. 1996

     EBITA and operating income in 1997 and 1996 are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------
                                                    EBITA                           OPERATING INCOME
                                     -----------------------------------   -----------------------------------
                                     HISTORICAL   PRO FORMA   HISTORICAL   HISTORICAL   PRO FORMA   HISTORICAL
                                        1997        1996         1996         1997        1996         1996
                                     ----------   ---------   ----------   ----------   ---------   ----------
                                                                    (MILLIONS)
Time Warner:
Publishing.........................    $  529      $  464       $  464       $  481      $  418       $  418
Music..............................       467         653          653          166         361          361
Cable Networks-TBS.................       573         472          142          374         297           99
Filmed Entertainment-TBS...........       200        (116)          30          113        (202)           8
Cable(1)...........................       427         353          353          150          75           75
Intersegment elimination...........       (13)        (10)           5          (13)        (10)           5
                                       ------      ------       ------       ------      ------       ------
Total..............................    $2,183      $1,816       $1,647       $1,271      $  939       $  966
                                       ======      ======       ======       ======      ======       ======
Entertainment Group:
Filmed Entertainment-Warner
  Bros. ...........................    $  404      $  379       $  379       $  281      $  254       $  254
Broadcasting-The WB Network........       (88)        (98)         (98)         (88)        (98)         (98)
Cable Networks-HBO.................       391         328          328          391         328          328
Cable(1)...........................     1,184         917          917          877         606          606
                                       ------      ------       ------       ------      ------       ------
Total..............................    $1,891      $1,526       $1,526       $1,461      $1,090       $1,090
                                       ======      ======       ======       ======      ======       ======

---------------
(1) Includes net pretax gains in 1997 of approximately $12 million for Time Warner and $200 million for the Entertainment Group related to the sale or exchange of certain cable television systems.

     Time Warner had revenues of $13.294 billion, income of $301 million before an extraordinary loss on the retirement of debt ($.01 loss per common share after preferred dividend requirements) and net income of $246 million ($.06 loss per common share after preferred dividend requirements) in 1997, compared to revenues of $10.064 billion, a loss of $156 million before an extraordinary loss on the retirement of debt ($.48 per common share after preferred dividend requirements) and a net loss of $191 million ($.52 per common share after preferred dividend requirements) in 1996. Time Warner's equity in the pretax income of the Entertainment Group was $686 million in 1997, compared to $290 million in 1996.

     Time Warner's historical results of operations include the operating results of TBS from October 10, 1996. On a pro forma basis, giving effect to the 1996 Time Warner Transactions as if each of such transactions had occurred at the beginning of 1996, Time Warner would have reported for the year ended December 31, 1996, revenues of $12.799 billion, depreciation expense of $368 million, EBITA of $1.816 billion, operating income of $939 million, equity in the pretax income of the Entertainment Group of $290 million, a loss before extraordinary item of $282 million ($.52 per common share) and a net loss of $317 million ($.55 per common share). No pro forma financial information has been presented for Time Warner for the year ended December 31, 1997 because the 1996 Time Warner Transactions are already reflected in the historical financial statements of Time Warner.

     As previously described, the comparability of Time Warner's and the Entertainment Group's historical operating results for 1997 and pro forma results for 1996 has been affected further by certain significant nonrecurring items recognized in 1997, consisting of net pretax gains relating to the sale or exchange of cable

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

television systems and other investment-related activity. These nonrecurring items amounted to approximately $660 million of net pretax gains in 1997. In addition, net income (loss) in each period included extraordinary losses on the retirement of debt of $55 million in 1997 and $35 million in 1996. The aggregate net effect of these significant, nonrecurring items was an increase in income per common share of $.27 in 1997, compared to a decrease of $.03 per common share in 1996.

     Time Warner's operating results improved from a pro forma net loss of $317 million in 1996 to net income of $246 million in 1997. Excluding the significant effect of the nonrecurring items referred to above, Time Warner's net loss improved by $218 million to a net loss of $64 million in 1997, compared to a net loss of $282 million on a pro forma basis in 1996. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's EBITA and operating income and an increase in income from its equity in the pretax income of the Entertainment Group. Similarly, excluding the effect of these nonrecurring items, normalized net loss per common share was $.33 in 1997, compared to a normalized net loss per common share of $.52 on a pro forma basis in 1996.

     On a historical basis, these underlying operating trends were mitigated by an overall increase in interest expense principally relating to the assumption of approximately $2.8 billion of debt in the TBS Transaction, and an increase in noncash amortization of intangible assets, also relating to the TBS Transaction. On a historical basis, after preferred dividend requirements that increased by $62 million due to the April 1996 issuance of Series M Preferred Stock, Time Warner's net loss applicable to common shares improved to $73 million for the year ended December 31, 1997, compared to $448 million for the year ended December 31, 1996. This improvement, as well as the dilutive effect from issuing
359.6 million equivalent shares of common stock in connection with the TBS Transaction, resulted in a net loss per common share of $.06 for the year ended December 31, 1997, compared to a $.52 net loss per common share for the year ended December 31, 1996.

     On a historical basis, the Entertainment Group had revenues of $11.328 billion, income of $642 million before an extraordinary loss on the retirement of debt and net income of $619 million in 1997, compared to revenues of $10.861 billion and net income of $220 million in 1996. Similarly, excluding the portion of the nonrecurring items referred to above that was recognized by the Entertainment Group, net income increased by $16 million to $236 million in 1997, compared to $220 million in 1996. As discussed more fully below, this improvement principally resulted from an overall increase in EBITA and operating income generated by the Entertainment Group's business segments, offset in part by an increase in minority interest expense related to TWE-A/N.

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

TIME WARNER

     Publishing. Revenues increased to $4.290 billion, compared to $4.117 billion in 1996. EBITA increased to $529 million from $464 million. Operating income increased to $481 million from $418 million. Excluding the effect of operations that were either recently sold or acquired, revenues benefited from a significant increase in magazine advertising revenues, as well as increases in circulation and direct marketing revenues. Contributing to the revenue gains were increases achieved by People, Sports Illustrated, Time, Entertainment Weekly, In Style and direct marketer Book-of-the-Month Club. EBITA and operating income increased principally as a result of the revenue gains and, to a lesser extent, continued cost savings.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Music. Revenues decreased to $3.691 billion, compared to $3.949 billion in 1996. EBITA decreased to $467 million from $653 million. Operating income decreased to $166 million from $361 million. Despite the Music division having a domestic market share for the year of 20% as measured by SoundScan, the decline in revenues principally related to softness in the overexpanded U.S. retail marketplace, artist delays affecting the timing of releases of new product and a decline in international recorded music sales. EBITA and operating income decreased principally as a result of the decline in revenues and lower results from direct marketing activities, offset in part by certain one-time gains.

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

     Cable. Revenues increased to $997 million, compared to $909 million in 1996. EBITA increased to $427 million from $353 million. Operating income increased to $150 million from $75 million. Revenues benefited from an increase in basic cable subscribers, increases in regulated cable rates and an increase in advertising and pay-per-view revenues. EBITA and operating income increased principally as a result of the revenue gains, as well as gains of approximately $12 million recognized in 1997 in connection with the sale of certain investments.

     Interest and Other, Net. Interest and other, net, decreased to $1.044 billion in 1997, compared to $1.174 billion in 1996. Interest expense increased to $1.049 billion, compared to $968 million, principally due to the assumption of approximately $2.8 billion of debt in the TBS Transaction. There was other income, net, of $5 million in 1997 compared to other expense, net, of $206 million in 1996, principally because of the recognition of a $200 million pretax gain in 1997 in connection with the redemption of certain mandatorily redeemable preferred securities and the related disposal of Time Warner's interest in Hasbro and lower losses from the reduction in carrying value of certain investments, offset in part by costs associated with the Company's asset securitization program.

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

     Broadcasting-The WB Network. Revenues increased to $136 million, compared to $87 million in 1996. EBITA and operating losses improved to a loss of $88 million from a loss of $98 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of prime-time scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday mornings and weekdays. The 1997 operating loss improved principally as a result of the revenue gains and the effect of an increase in a limited partner's interest in the network that occurred in early 1997.

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

     Cable. Revenues increased to $4.243 billion, compared to $3.851 billion in 1996. EBITA increased to $1.184 billion from $917 million. Operating income increased to $877 million from $606 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates and an increase in advertising and pay-per-view revenues. EBITA and operating income increased principally as a result of the revenue gains, as well as net gains of approximately $200 million recognized in 1997 in connection with the sale or exchange of certain cable systems. The increases in EBITA and operating income were partially offset by higher depreciation related to capital spending.

     As of December 31, 1997, including Primestar-related, direct broadcast satellite subscribers and the cable operations of TWE-A/N and TWI Cable, there were 12.6 million subscribers under the management of TWE's Cable division, as compared to 12.3 million subscribers at the end of 1996.

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

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

FINANCIAL CONDITION AND LIQUIDITY

DECEMBER 31, 1998

TIME WARNER

1998 FINANCIAL CONDITION

     At December 31, 1998, Time Warner had $10.9 billion of debt, $442 million of available cash and equivalents (net debt of $10.5 billion), $895 million of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary and $8.9 billion of shareholders' equity, compared to $11.8 billion of debt, $645 million of available cash and equivalents (net debt of $11.2 billion), $533 million of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary, $1.9 billion of Series M Preferred Stock and $9.4 billion of shareholders' equity at December 31, 1997.

FINANCING ACTIVITIES

     During 1998, Time Warner continued its debt reduction efforts. Debt reduction of approximately $3 billion was partially offset by a $2.1 billion increase in debt in order to fund the 1998 redemption of Time Warner's Series M Preferred Stock. This debt reduction was achieved principally by using cash provided by operations, proceeds from certain asset sales, cash distributions from TWE and the noncash transfer of approximately $1 billion of debt to TWE-A/N as part of the TWE-A/N Transfers.

     In addition, during 1998, holders of Time Warner's $1.15 billion of zero-coupon convertible notes due 2013 (the "Zero-Coupon Convertible Notes") converted their notes into an aggregate 37.4 million shares of Time Warner common stock. In order to partially offset the dilution resulting from this conversion, Time Warner incurred a corresponding $1.15 billion of debt and used the proceeds to repurchase common stock.

STOCK OPTION PROCEEDS CREDIT FACILITY

     In early 1998, Time Warner entered into a new five-year, $1.3 billion revolving credit facility (the "Stock Option Proceeds Credit Facility"), which replaced its previously existing facility. Borrowings under the Stock Option Proceeds Credit Facility are principally used to fund stock repurchases and approximately $12 million of future preferred dividend requirements on Time Warner's convertible preferred stock. At December 31, 1998 and 1997, Time Warner had outstanding borrowings against future stock option proceeds of $895 million and $533 million, respectively.

     Because borrowings under the Stock Option Proceeds Credit Facility are expected to be principally repaid by Time Warner from the cash proceeds related to the exercise of employee stock options, Time Warner's principal credit rating agencies have concluded that such borrowings and related financing costs are credit neutral and are excludable from debt and interest expense, respectively, for their purposes in evaluating Time Warner's leverage and coverage ratios. In addition, because Time Warner has committed to use the Stock Option Proceeds Credit Facility to fund preferred dividend requirements on certain series of its convertible preferred stock, and has entered into certain escrow arrangements, Time Warner's principal credit rating agencies similarly exclude such preferred dividend requirements for purposes of evaluating Time Warner's coverage ratio. See Note 8 to the accompanying consolidated financial statements for a summary of the principal terms of the Stock Option Proceeds Credit Facility.

REDEMPTION OF SERIES M PREFERRED STOCK

     In December 1998, Time Warner redeemed all of its outstanding shares of 10 1/4% Series M Preferred Stock. The aggregate redemption cost of approximately $2.1 billion was funded with proceeds from the

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

issuance of lower-cost debt (the "1998 Series M Refinancing"). Because the weighted-average interest rate of the debt is approximately 375 basis points lower than the dividend rate of the Series M Preferred Stock and the interest on the debt is tax deductible (whereas dividends are not), Time Warner expects to realize approximately $100 to $125 million of annual cash savings as a result of this redemption.

PREFERRED STOCK CONVERSIONS

     During 1998 and January 1999, Time Warner issued approximately 66 million shares of common stock in connection with the conversion of 15.8 million shares of convertible preferred stock. These conversions are expected to result in approximately $60 million of cash dividend savings in the aggregate for Time Warner through the end of 1999.

COMMON STOCK REPURCHASE PROGRAM

     During 1998, Time Warner acquired 59.9 million shares of its common stock at an aggregate cost of $2.24 billion under its existing common stock repurchase program, thereby increasing the cumulative shares purchased to approximately
95.1 million shares at an aggregate cost of $3.04 billion. Except for repurchases of common stock using borrowings in 1998 that offset $1.15 billion of debt reduction associated with the conversion of the Zero-Coupon Convertible Notes into common stock, these repurchases were funded with stock option exercise proceeds and borrowings under Time Warner's Stock Option Proceeds Credit Facility.

     In January 1999, Time Warner's Board of Directors authorized a new common stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of common stock. This program is expected to be completed over a three-year period. However, actual repurchases in any period will be subject to market conditions. Along with stock option exercise proceeds and borrowings under the Stock Option Proceeds Credit Facility, additional funding for this program is expected to be provided by anticipated future free cash flow and financial capacity.

CREDIT STATISTICS

     The combination of EBITA growth, controlled capital spending and debt reduction has resulted in improvements in Time Warner's financial condition and overall financial flexibility, as reflected in its strengthening financial ratios. These ratios, consisting of commonly used financial measures such as leverage and coverage ratios, are used by credit rating agencies and other credit analysts to measure the ability of a company to repay debt (leverage) and to pay interest and preferred dividends (coverage). As a result of the continuing improvements in Time Warner's financial performance, each of Standard & Poor's and Moody's, Time Warner's principal credit rating agencies, upgraded Time Warner in 1998 to an improved investment-grade credit rating.

     The leverage and coverage ratios are set forth below for each of Time Warner and Time Warner and the Entertainment Group combined. Certain rating agencies and other credit analysts place more emphasis on the combined ratios, while others place more emphasis on the Time Warner stand-alone ratios. It should be understood, however, that the assets of the Entertainment Group are not freely available to fund the cash needs of Time Warner. The leverage ratio represents the ratio of total debt, less available cash and equivalents, to total business segment operating income before depreciation and amortization, less corporate expenses ("Adjusted EBITDA"). The coverage ratio represents the ratio of Adjusted EBITDA to total interest expense and/or preferred dividends.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

                                                                  HISTORICAL        PRO FORMA
                                                              ------------------    ---------
                                                               1998       1997       1996(a)
                                                              -------    -------    ---------
Time Warner and Entertainment Group combined:
  Leverage ratio............................................   3.0x       3.2x        4.1x
  Interest coverage ratio(b)................................   4.0x       3.5x        2.9x
  Interest and preferred dividends coverage ratio(b)(c).....   3.3x       2.8x        2.3x
Time Warner:
  Leverage ratio............................................   4.1x       4.5x        5.9x
  Interest coverage ratio(b)................................   3.1x       2.5x        2.0x
  Interest and preferred dividends coverage ratio(b)(c).....   2.3x       1.9x        1.5x

---------------

(a) Pro forma ratios for 1996 give effect to the 1996 Time Warner Transactions as if they had occurred at the beginning of 1996. Historical ratios for 1996 are not meaningful and have not been presented because they reflect the operating results of TBS for only a portion of the year in comparison to year-end net debt levels.
(b) Excludes interest paid to TWE in connection with borrowings under Time Warner's $400 million credit agreement with TWE and excludes interest on borrowings under the Stock Option Proceeds Credit Facility.
(c) Includes dividends related to certain preferred securities of subsidiaries. Excludes preferred dividends that Time Warner has funded with borrowings under the Stock Option Proceeds Credit Facility.

CASH FLOWS

     During 1998, Time Warner's cash provided by operations amounted to $1.845 billion and reflected $2.296 billion of EBITA from its Publishing, Music, Cable Networks-TBS, Filmed Entertainment-TBS and Cable businesses, $378 million of noncash depreciation expense, $17 million of proceeds from Time Warner's asset securitization program and $698 million of distributions from TWE (excluding $455 million representing the return of a portion of the Time Warner General Partners' Senior Capital interest that has been classified as a source of cash from investing activities), less $812 million of interest payments, $209 million of income taxes, $86 million of corporate expenses and $437 million related to an increase in other working capital requirements, balance sheet accounts and noncash items. Cash provided by operations of $1.408 billion in 1997 reflected $2.183 billion of business segment EBITA, $382 million of noncash depreciation expense, $108 million of proceeds from Time Warner's asset securitization program and $479 million of distributions from TWE (similarly excluding $455 million representing the return of a portion of the Time Warner General Partners' Senior Capital interest that has been classified as a source of cash from investing activities), less $929 million of interest payments, $253 million of income taxes, $81 million of corporate expenses and $481 million related to an increase in other working capital requirements, balance sheet accounts and noncash items.

     Cash provided by investing activities was $353 million in 1998, compared to cash used by investing activities of $45 million in 1997, principally as a result of lower capital expenditures and an increase in investment proceeds relating to Time Warner's debt reduction efforts, partially offset by an increase in cash used for investments and acquisitions. Cash used for investments and acquisitions in 1998 was offset in part by the effect of consolidating approximately $200 million of cash of Paragon Communications ("Paragon") in connection with the TWE-A/N Transfers. Capital expenditures decreased to $512 million in 1998, compared to $574 million in 1997.

     Cash used by financing activities was $2.401 billion in 1998, compared to $1.232 billion in 1997. During 1998, Time Warner issued approximately $2.1 billion of debt and used the proceeds therefrom to redeem its Series M Preferred Stock. Time Warner also had additional borrowings in 1998 that offset the noncash reduction of $1.15 billion of debt relating to the conversion of the Zero-Coupon Convertible Notes into common stock. Time Warner used the proceeds from these borrowings, together with most of the combined

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

$740 million of proceeds received from the exercise of employee stock options and $362 million of net borrowings against future stock option proceeds, to repurchase approximately 59.9 million shares of Time Warner common stock at an aggregate cost of $2.24 billion. In addition, Time Warner paid $524 million of dividends in 1998, reflecting its election in 1998 to pay dividends on its Series M Preferred Stock in cash rather than in-kind. Cash used by financing activities in 1997 principally resulted from approximately $1 billion of debt reduction, the repurchase of approximately 12.4 million shares of Time Warner common stock at an aggregate cost of $344 million and the payment of $338 million of dividends, offset in part by proceeds received from the exercise of employee stock options.

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

ENTERTAINMENT GROUP

1998 FINANCIAL CONDITION

     At December 31, 1998, the Entertainment Group had $6.6 billion of debt, $87 million of cash and equivalents (net debt of $6.5 billion), $217 million of preferred stock of a subsidiary, $603 million of Time Warner General Partners' Senior Capital and $5.2 billion of partners' capital, compared to $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.4 billion of partners' capital at December 31, 1997. Net debt of the Entertainment Group increased in 1998 principally as a result of the TWE-A/N Transfers and increased borrowings to fund cash distributions paid to Time Warner, partially offset by approximately $650 million of debt reduction associated with the formation of a cable television joint venture in Texas (the "Texas Cable Joint Venture") with TCI Communications, Inc. ("TCI"), a subsidiary of Tele-Communications, Inc.

CREDIT STATISTICS

     Entertainment Group leverage and coverage ratios for 1998, 1997 and 1996 were as follows:

                                                              HISTORICAL
                                                         --------------------
                                                         1998    1997    1996
                                                         ----    ----    ----
Leverage ratio.........................................   2.1x    2.0x    2.4x
Interest coverage ratio(a).............................   5.3x    5.4x    4.8x

---------------
(a) Includes dividends related to the preferred stock of a subsidiary.

CASH FLOWS

     In 1998, the Entertainment Group's cash provided by operations amounted to $2.288 billion and reflected $2.233 billion of EBITA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $927 million of noncash depreciation expense and $166 million from TWE's asset securitization program, less $537 million of interest payments, $91 million of income taxes,

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

$72 million of corporate expenses and $338 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.799 billion in 1997 reflected $1.891 billion of business segment EBITA, $956 million of noncash depreciation expense and $300 million from TWE's asset securitization program, less $493 million of interest payments, $95 million of income taxes, $72 million of corporate expenses and $688 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

     Cash used by investing activities was $745 million in 1998, compared to $1.217 billion in 1997, principally as a result of a $726 million increase in investment proceeds, offset in part by a reduction of cash flows from investments and acquisitions related to the deconsolidation of approximately $200 million of Paragon's cash in connection with the TWE-A/N Transfers. Investment proceeds increased principally due to TWE's debt reduction efforts, including proceeds from the sale of TWE's remaining interest in Six Flags Entertainment Corporation and the receipt of approximately $650 million of proceeds upon the formation of the Texas Cable Joint Venture. Capital expenditures were $1.603 billion in 1998, compared to $1.565 billion in 1997.

     Cash used by financing activities was $1.778 billion in 1998, compared to $476 million in 1997. The use of cash in 1998 principally reflected $1.153 billion of distributions paid to Time Warner and the use of investment proceeds to reduce debt in connection with TWE's debt reduction efforts. The use of cash in 1997 principally reflected $934 million of distributions paid to Time Warner, offset in part by $243 million of aggregate net proceeds from the issuance of preferred stock of a subsidiary and an increase in borrowings used to fund cash distributions to Time Warner.

     Management believes that the Entertainment Group's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

     Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will keep the business positioned for sustained, long-term growth. Capital spending by Time Warner Cable, including the cable operations of both Time Warner and TWE, amounted to $1.676 billion in 1998, compared to $1.683 billion in 1997. Cable capital spending for 1999 is budgeted to be approximately $1.5 billion and is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the Federal Communications Commission (the "FCC") in 1996 to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of Time Warner, TWE and TWE-A/N. As of December 31, 1998, Time Warner Cable had approximately $1 billion remaining under this commitment. Management expects to satisfy this commitment by December 31, 2000 when Time Warner Cable's technological upgrade of its cable television systems is scheduled to be substantially completed.

CABLE STRATEGY

     In addition to using cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of cable television systems and develop new services, Time Warner, TWE and TWE-A/N have completed or announced a series of transactions over the past year related to the cable television business and related ancillary businesses. These transactions consist of the TWE-A/N Transfers, the Primestar Roll-up Transaction, the Time Warner Telecom Reorganization, the formation of the Road Runner Joint Venture, the formation of the Texas Cable Joint Venture and other TCI-related cable

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

transactions and the anticipated formation with AT&T Corp. ("AT&T") of a cable telephony joint venture (the "AT&T Cable Telephony Joint Venture").

     All of these transactions have reduced, or will reduce, either existing debt and/or Time Warner's and TWE's share of future funding requirements for these businesses. In addition, the formation of the Road Runner Joint Venture and, ultimately, the AT&T Cable Telephony Joint Venture, when completed, will enable Time Warner Cable to leverage its technologically advanced, high-capacity cable architecture into new opportunities to create incremental value through the development and exploitation of new services with strategic partners, such as AT&T, Microsoft Corp. and Compaq Computer Corp.

     The proposed AT&T Cable Telephony Joint Venture is discussed more fully below and the other transactions are described in Note 2 to the accompanying consolidated financial statements.

AT&T Cable Telephony Joint Venture

     In February 1999, Time Warner, TWE and AT&T announced their intention to form a strategic joint venture. This joint venture will offer AT&T-branded cable telephony service to residential and small business customers over Time Warner Cable's television systems for up to a twenty-year period. This transaction effectively will allow Time Warner Cable to leverage its existing cable infrastructure into a new growth opportunity in a non-core business, without the need for any incremental capital investment.

     Under the preliminary terms announced by the parties, the joint venture will be owned 22.5% by Time Warner Cable and 77.5% by AT&T. AT&T will be responsible for funding all of the joint venture's negative cash flow and Time Warner Cable's equity interest in the joint venture will not be diluted as a result of AT&T's funding obligations. Because AT&T is expected to have significant funding obligations through at least the first three years of the joint venture's operations when capital will be deployed and services first rolled-out, Time Warner Cable expects to benefit from the additional value created from its "carried" interest.

     In addition to its equity interest, Time Warner Cable is expected to receive the following payments from the joint venture:

      (i) Approximately $300 million of initial access fees, based on a rate of $15 per home passed that is payable in two annual installments once a particular service area has been upgraded and powered for cable telephony service. Time Warner Cable is expected to receive additional access fees in the future as its cable television systems continue to pass new homes.

      (ii) Recurring monthly subscriber fees in the initial amount of $1.50 per telephony subscriber, to be adjusted periodically to up to $6.00 per telephony subscriber in the sixth year of providing cable telephony service to any particular area. In addition, the joint venture is expected to guarantee certain minimum penetration levels to Time Warner Cable, ranging from 5% in the second year of providing cable telephony service to any particular area to up to 25% in the sixth year and thereafter.

     (iii) Additional monthly subscriber fees equal to 15% of the excess, if any, of monthly average cable telephony revenues in a particular service area over $100, after the fifth year of providing cable telephony service to any particular area.

     Further, management believes that the opportunity for consumers to select one provider of AT&T-branded, "all-distance" wireline and wireless communication services will contribute to increased cable television penetration in Time Warner Cable's service areas and the continuing growth in Time Warner Cable's revenues from the delivery of cable television services.

     This transaction is expected to close in the second half of 1999, subject to the execution of definitive agreements by the parties and customary closing conditions, including the approval of Advance/Newhouse

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

and MediaOne and all necessary governmental and regulatory approvals. There can be no assurance that such agreements will be completed or that such approvals will be obtained.

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

     Because Time Warner normally owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the compact disc and home videocassette in the 1980's and, potentially, the current exploitation of the digital video disc, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in the consolidated balance sheets of Time Warner and the Entertainment Group.

Filmed Entertainment Backlog

     Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of TWE's Filmed Entertainment-Warner Bros. division amounted to $2.298 billion at December 31, 1998 (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks of $769 million). In addition, backlog of Time Warner's Filmed Entertainment-TBS division amounted to $636 million at December 31, 1998 (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks of $226 million).

     Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are received periodically over the term of the related licensing agreements or on an accelerated basis using TWE's $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

INTEREST RATE AND FOREIGN CURRENCY RISK MANAGEMENT

Interest Rate Swap Contracts

     Time Warner uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. At December 31, 1998, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 5.5%) and receive fixed-rates of interest (average rate of 5.5%) on $1.6 billion notional amount of indebtedness, which resulted in approximately 37% of Time Warner's underlying debt, and 39% of the debt of Time Warner and the Entertainment Group combined, being subject to variable interest rates. At December 31, 1997, Time Warner had interest rate swap contracts on $2.3 billion notional amount of indebtedness.

     Based on Time Warner's variable-rate debt and related interest rate swap contracts outstanding at December 31, 1998, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease Time Warner's annual interest expense and related cash payments by approximately $11 million, including $4 million related to interest rate swap contracts. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt and related interest rate swap contracts during the period and, for all maturities, an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Foreign Exchange Contracts

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its and TWE's combined foreign currency exposures anticipated over the ensuing twelve month period. At December 31, 1998, Time Warner had effectively hedged approximately half of the combined estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. Time Warner is reimbursed by or reimburses TWE for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1998, Time Warner had contracts for the sale of $755 million and the purchase of $259 million of foreign currencies at fixed rates, compared to contracts for the sale of $507 million and the purchase of $139 million of foreign currencies at December 31, 1997.

     Based on the foreign exchange contracts outstanding at December 31, 1998, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1998 would result in approximately $38 million of unrealized losses and $13 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $38 million of unrealized gains and $13 million of unrealized losses, respectively. With regard to the net $25 million of unrealized losses or gains on foreign exchange contracts, Time Warner would be reimbursed by TWE, or would reimburse TWE, respectively, for approximately $10 million, net, related to TWE's foreign currency exposure. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

GLOBAL FINANCIAL MARKETS

     During 1998, certain financial markets, mainly Brazil, Russia and a number of Asian countries, experienced significant instability. Because less than 5% of the combined revenues of Time Warner and the Entertainment Group are derived from the sale of products and services in these countries, management does not believe that the state of these financial markets poses a material risk to the operations of Time Warner and the Entertainment Group.

EURO CONVERSION

     Effective January 1, 1999, the "euro" was established as a single currency valid in more than two-thirds of the member countries of the European Union. These member countries have a three-year transitional period to physically convert their sovereign currencies to the euro. By July 1, 2002, all participating member countries must eliminate their currencies and replace their legal tender with euro-denominated bills and coins. Notwithstanding this transitional period, many commercial transactions are expected to become euro-denominated well before the July 2002 deadline. Accordingly, Time Warner continues to evaluate the short-term and long-term effects of the euro conversion on its European operations, principally publishing, music, cable networks and filmed entertainment.

     Time Warner believes that the most significant short-term impact of the euro conversion is the need to modify its accounting and information systems to handle an increasing volume of transactions during the transitional period in both the euro and sovereign currencies of the participating member countries. Time Warner has identified its accounting and information systems in need of modification and an action plan has been formulated to address the nature and timing of remediation efforts. Remediation efforts have begun and the plan is expected to be substantially completed well before the end of the transitional period. This timetable will be adjusted, if necessary, to meet the anticipated needs of Time Warner's vendors and customers. Based on preliminary information, costs to modify its accounting and information systems are not expected to be material.

     Time Warner believes that the most significant long-term business risk of the euro conversion may be increased pricing pressures for its products and services brought about by heightened consumer awareness of possible cross-border price differences. However, Time Warner believes that these business risks may be offset to some extent by lower material costs, other cost savings and marketing opportunities. Notwithstanding such risks, management does not believe that the euro conversion will have a material effect on Time Warner's financial position, results of operations or cash flows in future periods.

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

     Time Warner's exposure to potential Year 2000 problems arises both in technological operations under the control of the Company and in those dependent on one or more third parties. These technological operations include information technology ("IT") systems and non-IT systems, including those with embedded technology, hardware and software. Most of Time Warner's potential Year 2000 exposures are dependent to some degree on one or more third parties. Failure to achieve high levels of Year 2000 compliance could have a material adverse impact on Time Warner and its financial statements.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     The Company's Year 2000 initiative is being conducted at the operational level by divisional project managers and senior technology executives overseen by senior divisional executives, with assistance internally as well as from outside professionals. The progress of each division through the different phases of remediation-inventorying, assessment, remediation planning, implementation and final testing-is actively overseen and reviewed on a regular basis by an executive oversight group that reports through the Company's Chief Financial Officer to the Audit Committee of the Board of Directors.

     The Company has generally completed the process of identifying potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls. The Company and its divisions, including the Entertainment Group, have identified approximately 1,000 worldwide, "mission critical" potential exposures. Of these, as of December 31, 1998, approximately 39% have been identified by the divisions as Year 2000 compliant, approximately 46% as in the remediation implementation or final testing stages, approximately 14% as in the remediation planning stage and less than 1% as still in the assessment stage. The Company currently expects that the assessment phase for the few remaining potential exposures should be completed during the first quarter of 1999 and that remediation with respect to approximately 80% of all these identified operations will be substantially completed in all material respects by the end of the second quarter of 1999. The Company, however, could experience unexpected delays. The Company is currently planning to impose a "quiet" period at the beginning of the fourth quarter of 1999 during which any remaining remediation involving installation or modification of systems that interface with other systems will be minimized to permit the Company to conduct testing in a stable environment.

     As stated above, however, the Company's business is heavily dependent on third parties and these parties are themselves heavily dependent on technology. In some cases, the Company's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. For example, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes was not Year 2000 compliant as of December 31, 1998. The box manufacturers are working with cable industry groups and have developed solutions that the Company is installing in its headend equipment. It is currently expected that these solutions will be substantially implemented by the end of the second quarter of 1999. In other cases, the Company's third party dependence is on suppliers of products or services that are themselves computer-intensive. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Similarly, because the Company is also a programming supplier, third-party signal delivery problems could affect its ability to deliver its programming to its customers. The Company has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of ascertaining their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. Moreover, Time Warner is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. Time Warner is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Company is uncertain

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

about the anticipated Year 2000 readiness of a significant third party, the Company is investigating available alternatives, if any.

     The Company, including the Entertainment Group, currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $125 to $175 million, of which an estimated 45% to 55% has been incurred through December 31, 1998. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. The Company anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

     Management believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, the Company has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control. In the event that the Company does not complete any of its currently planned additional remediation prior to the Year 2000, management believes that the Company could experience significant difficulty in producing and delivering its products and services and conducting its business in the Year 2000 as it has in the past. In addition, disruptions experienced by third parties with which the Company does business as well as by the economy generally could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     The Company has been focusing its efforts on identification and remediation of its Year 2000 exposures and has not yet developed significant, specific contingency plans in the event it does not successfully complete all phases of its Year 2000 program. The Company, however, has begun to examine its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000-related problems. The Company intends to examine its status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information or otherwise.

     Time Warner operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. Time Warner's actual results could differ materially from management's expectations because

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in Time Warner's other filings and:

     - For Time Warner's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS; increases in government regulation of cable or equipment rates (or any failure to reduce rate regulation as is presently mandated by statute) or other terms of service (such as "digital must-carry" or "unbundling" requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as high-speed online services or telephony over cable or video on demand) to function properly, to appeal to enough consumers or to be available at reasonable prices and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

     - For Time Warner's cable programming and television businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of advertising to economic cyclicality; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

     - For Time Warner's film and television businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; increases in production costs generally; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

     - For Time Warner's music business, its ability to continue to attract and select desirable talent at manageable costs; the timely completion of albums by major artists; the popular demand for particular artists and albums; its ability to continue to enforce its intellectual property rights in digital environments; and the overall strength of global music sales.

     - For Time Warner's print media and publishing businesses, increases in paper and distribution costs; the introduction and increased popularity of alternative technologies for the provision of news and information, such as the Internet; and fluctuations in advertiser and consumer spending.

     - The ability of the Company and its key service providers, vendors, suppliers, customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue, including their ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of the Company's remediation plans and the ability of third parties to address adequately their own Year 2000 issues.

     In addition, Time Warner's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, consequences of the euro conversion and changes in Time Warner's plans, strategies and intentions.

                                TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               1998       1997
                                                              -------    -------
ASSETS
CURRENT ASSETS
Cash and equivalents........................................  $   442    $   645
Receivables, less allowances of $1.007 billion and $991
  million...................................................    2,885      2,447
Inventories.................................................      946        830
Prepaid expenses............................................    1,176      1,089
                                                              -------    -------
Total current assets........................................    5,449      5,011
Noncurrent inventories......................................    1,900      1,766
Investments in and amounts due to and from Entertainment
  Group.....................................................    4,980      5,549
Other investments...........................................      794      1,495
Property, plant and equipment, net..........................    1,991      2,089
Music catalogues, contracts and copyrights..................      876        928
Cable television and sports franchises......................    2,868      3,982
Goodwill....................................................   11,919     12,572
Other assets................................................      863        771
                                                              -------    -------
Total assets................................................  $31,640    $34,163
                                                              =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................  $   996    $   912
Participations, royalties and programming costs payable.....    1,199      1,072
Debt due within one year....................................       19          8
Other current liabilities...................................    2,404      2,379
                                                              -------    -------
Total current liabilities...................................    4,618      4,371
Long-term debt..............................................   10,925     11,833
Borrowings against future stock option proceeds.............      895        533
Deferred income taxes.......................................    3,491      3,960
Unearned portion of paid subscriptions......................      741        672
Other liabilities...........................................    1,543      1,006
Company-obligated mandatorily redeemable preferred
  securities of a subsidiary holding solely subordinated
  debentures of a subsidiary of the Company.................      575        575
Series M exchangeable preferred stock, $.10 par value, 1.9
  million shares outstanding in 1997 with a $1.903 billion
  liquidation preference....................................       --      1,857
SHAREHOLDERS' EQUITY
Preferred stock, $.10 par value, 22.6 and 35.4 million
  shares outstanding, $2.260 and $3.539 billion liquidation
  preference................................................        2          4
Series LMCN-V Common Stock, $.01 par value, 57.1 million
  shares outstanding........................................        1          1
Common stock, $.01 par value, 1.118 and 1.038 billion shares
  outstanding...............................................       11         10
Paid-in capital.............................................   13,134     12,675
Accumulated deficit.........................................   (4,296)    (3,334)
                                                              -------    -------
Total shareholders' equity..................................    8,852      9,356
                                                              -------    -------
Total liabilities and shareholders' equity..................  $31,640    $34,163
                                                              =======    =======

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                1998        1997       1996
                                                              --------    --------    -------
Revenues(a).................................................  $ 14,582    $ 13,294    $10,064
                                                              --------    --------    -------
Cost of revenues(a)(b)......................................     8,210       7,542      5,922
Selling, general and administrative(a)(b)...................     4,876       4,481      3,176
                                                              --------    --------    -------
Operating expenses..........................................    13,086      12,023      9,098
                                                              --------    --------    -------
Business segment operating income...........................     1,496       1,271        966
Equity in pretax income of Entertainment Group(a)...........       356         686        290
Interest and other, net(a)..................................    (1,180)     (1,044)    (1,174)
Corporate expenses(a).......................................       (86)        (81)       (78)
                                                              --------    --------    -------
Income before income taxes..................................       586         832          4
Income taxes................................................      (418)       (531)      (160)
                                                              --------    --------    -------
Income (loss) before extraordinary item.....................       168         301       (156)
Extraordinary loss on retirement of debt, net of $37 and $22 million income tax benefit in 1997 and 1996,
  respectively..............................................        --         (55)       (35)
                                                              --------    --------    -------
Net income (loss)...........................................       168         246       (191)
Preferred dividend requirements(c)..........................      (540)       (319)      (257)
                                                              --------    --------    -------
Net loss applicable to common shares........................  $   (372)   $    (73)   $  (448)
                                                              ========    ========    =======
Basic and diluted loss per common share:
Loss before extraordinary item..............................  $   (.31)   $   (.01)   $  (.48)
                                                              ========    ========    =======
Net loss....................................................  $   (.31)   $   (.06)   $  (.52)
                                                              ========    ========    =======
Average common shares.......................................   1,194.7     1,135.4      862.4
                                                              ========    ========    =======

---------------
(a) Includes the following income (expenses) resulting from transactions with the Entertainment Group and other related companies for the years ended December 31, 1998, 1997 and 1996, respectively: revenues-$487 million, $384 million and $224 million; cost of revenues-$(322) million, $(245) million and $(177) million; selling, general and administrative-$(40) million, $(53) million and $34 million; equity in pretax income of Entertainment Group-$105 million, $5 million and $(29) million; interest and other, net-$(9) million, $(36) million and $(33) million; and corporate expenses-$72 million, $72 million and $69 million (Note 18).

(b) Includes depreciation and amortization expense of:......  $  1,178    $  1,294    $   988
                                                              ========    ========    =======

(c) Preferred dividend requirements for 1998 include a one-time effect of $234 million ($.19 loss per common share) relating to the premium paid in connection with the redemption of the Company's 10 1/4% Series M exchangeable preferred stock ("Series M Preferred Stock") at an aggregate cost of approximately $2.1 billion (Note 11).

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                               1998       1997       1996
                                                              -------    -------    -------
OPERATIONS
Net income (loss)...........................................  $   168    $   246    $  (191)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt....................       --         55         35
Depreciation and amortization...............................    1,178      1,294        988
Noncash interest expense....................................       30         98         96
Excess (deficiency) of distributions over equity in pretax
  income of Entertainment Group.............................      342       (207)       (62)
Equity in losses (income) of other investee companies after
  distributions.............................................      147         36        (53)
Changes in operating assets and liabilities:
  Receivables...............................................     (597)      (167)       (39)
  Inventories...............................................     (312)       (84)      (180)
  Accounts payable and other liabilities....................      810        501       (408)
  Other balance sheet changes...............................       79       (364)        67
                                                              -------    -------    -------
Cash provided by operations.................................    1,845      1,408        253
                                                              -------    -------    -------
INVESTING ACTIVITIES
Investments and acquisitions................................     (159)      (113)      (261)
Capital expenditures........................................     (512)      (574)      (481)
Investment proceeds.........................................      569        187        318
Proceeds received from distribution of TWE Senior Capital...      455        455         --
                                                              -------    -------    -------
Cash provided (used) by investing activities................      353        (45)      (424)
                                                              -------    -------    -------
FINANCING ACTIVITIES
Borrowings..................................................    3,743      5,413      3,431
Debt repayments.............................................   (2,317)    (6,394)    (5,271)
Borrowings against future stock option proceeds.............    1,015        230        488
Repayments of borrowings against future stock option
  proceeds..................................................     (653)      (185)        --
Repurchases of Time Warner common stock.....................   (2,240)      (344)      (456)
Redemption of Series M Preferred Stock......................   (2,093)        --         --
Issuance of Series M Preferred Stock........................       --         --      1,550
Dividends paid..............................................     (524)      (338)      (287)
Proceeds received from stock option and dividend
  reinvestment plans........................................      740        454        105
Other, principally financing costs..........................      (72)       (68)       (60)
                                                              -------    -------    -------
Cash used by financing activities...........................   (2,401)    (1,232)      (500)
                                                              -------    -------    -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................     (203)       131       (671)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD(a)..............      645        514      1,185
                                                              -------    -------    -------
CASH AND EQUIVALENTS AT END OF PERIOD(a)....................  $   442    $   645    $   514
                                                              =======    =======    =======

---------------
(a) Includes current and noncurrent cash and equivalents at December 31, 1996 and 1995.

See accompanying notes.

                                TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (MILLIONS)

                                                              PREFERRED    COMMON    PAID-IN     ACCUMULATED
                                                                STOCK      STOCK     CAPITAL       DEFICIT       TOTAL
                                                              ---------    ------    --------    -----------    -------
BALANCE AT DECEMBER 31, 1995................................    $ 30       $ 776     $ 5,034       $(2,173)     $ 3,667
Net loss....................................................                                          (191)        (191)
Increase in unrealized gains on securities, net of $11
  million tax expense.......................................                                            17           17
Foreign currency translation adjustments....................                                             9            9
                                                                                                   -------      -------
  Comprehensive income (loss)...............................                                          (165)        (165)
Common stock dividends......................................                                          (155)        (155)
Preferred stock dividends...................................                                          (257)        (257)
Issuance of common and preferred stock in the CVI
  acquisition...............................................       6           6         668                        680
Reduction in par value of common and preferred stock due to
  TBS Transaction...........................................     (32)       (774)        806                         --
Issuance of common stock in the TBS Transaction.............                   3       6,024                      6,027
Repurchases of Time Warner common stock.....................                            (456)                      (456)
Shares issued pursuant to stock option, dividend
  reinvestment and benefit plans............................                             163            (8)         155
Other.......................................................                               6                          6
                                                                ----       -----     -------       -------      -------
BALANCE AT DECEMBER 31, 1996................................       4          11      12,245        (2,758)       9,502
Net income..................................................                                           246          246
Decrease in unrealized gains on securities, net of $89
  million tax benefit(a)....................................                                          (128)        (128)
Foreign currency translation adjustments....................                                           (76)         (76)
                                                                                                   -------      -------
  Comprehensive income (loss)...............................                                            42           42
Common stock dividends......................................                                          (204)        (204)
Preferred stock dividends...................................                                          (319)        (319)
Issuance of common stock in connection with the TBS
  Transaction...............................................                              67                         67
Repurchases of Time Warner common stock.....................                            (344)                      (344)
Shares issued pursuant to stock option, dividend
  reinvestment and benefit plans............................                             711           (98)         613
Other.......................................................                              (4)            3           (1)
                                                                ----       -----     -------       -------      -------
BALANCE AT DECEMBER 31, 1997................................       4          11      12,675        (3,334)       9,356
Net income..................................................                                           168          168
Foreign currency translation adjustments....................                                             4            4
Increase in realized and unrealized losses on derivative
  financial instruments, net of $13 million tax benefit.....                                           (20)         (20)
Cumulative effect of change in accounting for derivative
  financial instruments, net of $3 million tax benefit......                                           (18)         (18)
                                                                                                   -------      -------
  Comprehensive income (loss)...............................                                           134          134
Common stock dividends......................................                                          (216)        (216)
Preferred stock dividends...................................                                          (540)        (540)
Issuance of common stock in connection with the conversion
  of zero-coupon convertible notes due 2013.................                           1,150                      1,150
Issuance of common stock in connection with the conversion
  of convertible preferred stock............................      (2)          1         151          (150)          --
Repurchases of Time Warner common stock.....................                  (1)     (2,239)                    (2,240)
Shares issued pursuant to stock option, dividend
  reinvestment and benefit plans............................                   1       1,397          (190)       1,208
                                                                ----       -----     -------       -------      -------
BALANCE AT DECEMBER 31, 1998................................    $  2       $  12     $13,134       $(4,296)     $ 8,852
                                                                ====       =====     =======       =======      =======

---------------
(a) Includes a $13 million reduction (net of a $9 million tax effect) related to realized gains on the sale of securities in 1997. In prior periods, this amount was included in comprehensive income as a component of Time Warner's unrealized gains on securities.

See accompanying notes.

                                TIME WARNER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Time Warner Inc. ("Time Warner" or the "Company"), together with its consolidated and unconsolidated subsidiaries, is the world's leading media and entertainment company. Time Warner's principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner classifies its business interests into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

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

     Each of the business interests within Cable Networks, Publishing, Entertainment and Cable is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) leading cable television networks, such as HBO, Cinemax, CNN, TNT and the TBS Superstation, (2) magazine franchises such as Time, People and Sports Illustrated and direct marketing brands such as Time Life Inc. and Book-of-the-Month Club, (3) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International, (4) unique and extensive film, television and animation libraries of Warner Bros. and Turner Broadcasting System, Inc. ("TBS"), and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (5) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for the Company's collection of children's cartoons and television programming and (6) Time Warner Cable, currently the largest operator of cable television systems in the U.S.

     The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 16). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business interests, including the unconsolidated business interests of the Entertainment Group, amounted to $1.309 billion in 1998, $1.342 billion in 1997 and $1.117 billion in 1996.

BASIS OF PRESENTATION

     The consolidated financial statements of Time Warner reflect the acquisition on October 10, 1996 of the remaining 80% interest in TBS that it did not already own and certain cable-related transactions, as more fully described herein (Notes 2 and 3). As a result of the acquisition of TBS, a new parent company with the name "Time Warner Inc." replaced the old parent company of the same name (now known as Time Warner

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Companies, Inc., "TW Companies"), and TW Companies and TBS became separate, wholly owned subsidiaries of the new parent company. References herein to "Time Warner" or the "Company" refer to TW Companies prior to October 10, 1996 and Time Warner Inc. thereafter.

     Common stock, paid-in-capital, stock options, per common share and average common share amounts for all prior periods have been restated to give effect to a two-for-one common stock split that occurred on December 15, 1998. In addition, certain reclassifications have been made to the prior years' financial statements to conform to the 1998 presentation.

BASIS OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENTS

     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of Time Warner and all companies in which Time Warner has a controlling voting interest ("subsidiaries"), as if Time Warner and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between Time Warner and the Entertainment Group are disclosed as related party transactions (Note 18).

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

FOREIGN CURRENCY TRANSLATION

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

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

REVENUES AND COSTS

  Publishing and Music

     The unearned portion of paid magazine subscriptions is deferred until magazines are delivered to subscribers. Upon each delivery, a proportionate share of the gross subscription price is included in revenues. Magazine advertising revenues are recognized when the advertisements are published.

     In accordance with industry practice, certain products (such as magazines, books, home videocassettes, compact discs and cassettes) are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future returns.

     Inventories of magazines, books, cassettes and compact discs are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out; last-in, first-out; and average cost methods. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

  Cable and Cable Networks

     A significant portion of cable system and cable network programming revenues are derived from subscriber fees and advertising. Subscriber fees are recorded as revenue in the period the service is provided and advertising revenues are recognized in the period that the advertisements are exhibited. The costs of rights to exhibit feature films and other programming on the cable networks during one or more availability periods ("programming costs") generally are recorded when the programming is initially available for exhibition, and are allocated to the appropriate availability periods and amortized as the programming is exhibited.

  Filmed Entertainment

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

     License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter under these licensing agreements. For

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

cash contracts, the related revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. For barter contracts, the related revenues will not be recognized until the product is available for telecast and the advertising spots received under such contracts are either used or sold to third parties. All of these contractual rights for which revenue is not yet recognizable is referred to as "backlog."

     Inventories of theatrical and television product are stated at the lower of amortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. A portion of the cost to acquire TBS in 1996 was allocated to its theatrical and television product, including an allocation to purchased program rights (such as the animation library of Hanna-Barbera Inc. and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures, Inc.) and product that had been exhibited at least once in all markets ("Library"). Library product is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Current film inventories generally include the unamortized cost of completed feature films allocated to the primary markets, television films and series in production pursuant to a contract of sale, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films in the primary markets. Noncurrent film inventories generally include the unamortized cost of completed theatrical and television films allocated to the secondary markets, theatrical films in production and the Library.

  Proposed Changes to Film Accounting Standards

     In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued an exposure draft of a proposed Statement of Position, "Accounting by Producers and Distributors of Films" (the "SOP"). The proposed rules would establish new accounting standards for producers and distributors of films. Among its many provisions, the SOP would require revenue for the licensing of film and television product to be recognized generally over the term of the related agreement. This would represent a significant change to existing industry practice, which generally requires such licensing revenue to be recognized when the product is first available for telecast. This is because, after that date, licensors have no further significant obligations under the terms of the related licensing agreements.

     While the SOP's proposals in many other areas (i.e., advertising and film cost amortization) generally are consistent with Time Warner's accounting policies, this is not the case with the proposed changes in revenue recognition for licensed product. Adopting the proposed accounting standards for licensed product would result in a significant one-time, noncash charge to earnings upon adoption that would be reflected as a cumulative effect of a change in accounting principle. This one-time, noncash charge would be reversed in future periods as an increase to operating income when Time Warner re-recognizes the revenues associated with the licensing of its film and television product over the periods of the related licensing agreements. The SOP proposes an effective date of January 1, 2000 for calendar year-end companies, with earlier application encouraged. The provisions of the SOP are still being deliberated by AcSEC and could change significantly prior to the issuance of a final standard.

ADVERTISING

     In accordance with Financial Accounting Standards Board ("FASB") Statement No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," advertising costs for theatrical and television product are capitalized and amortized over the related revenue streams in each market that such costs are intended to benefit, which generally does not exceed three months. Other advertising costs are expensed upon the first exhibition of the advertisement, except for certain direct-response advertising, for which the costs are capitalized and amortized over the expected period of future benefits. Direct-response advertising principally consists of product promotional mailings, broadcast advertising, catalogs and other

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

promotional costs incurred in the Company's direct-marketing businesses. Deferred advertising costs are generally amortized over periods of up to three years subsequent to the promotional event using straight-line or accelerated methods, with a significant portion of such costs amortized in twelve months or less. Deferred advertising costs for Time Warner amounted to $282 million and $244 million at December 31, 1998 and 1997, respectively. Advertising expense, excluding theatrical and television product, amounted to $1.154 billion in 1998, $1.080 billion in 1997 and $1.050 billion in 1996.

CASH AND EQUIVALENTS

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

FINANCIAL INSTRUMENTS

     Effective July 1, 1998, Time Warner adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on Time Warner's primary financial statements, but did reduce comprehensive income by $18 million in the accompanying consolidated statement of shareholders' equity.

     The carrying value of Time Warner's financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt (Note
7) and certain differences relating to cost method investments and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions to cable property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided generally on the straight-line method over useful lives ranging up to thirty years for buildings and improvements and up to sixteen years for furniture, fixtures, cable television and other equipment. Property, plant and equipment consists of:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                               (MILLIONS)
Land and buildings.......................................  $   963    $   962
  Cable television equipment.............................    1,035        941
  Furniture, fixtures and other equipment................    1,400      1,337
                                                           -------    -------
                                                             3,398      3,240
  Less accumulated depreciation..........................   (1,407)    (1,151)
                                                           -------    -------
Total....................................................  $ 1,991    $ 2,089
                                                           =======    =======

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, Time Warner has a significant and growing number of intangible assets, including goodwill, cable television and sports franchises, film and television libraries, music catalogues, contracts and copyrights, and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, Time Warner does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films, television series and compact discs, are generally either expensed as incurred, or capitalized as tangible assets as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as magazine titles, new television networks and Internet sites, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of Time Warner's internally generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition.

     Time Warner amortizes goodwill and sports franchises over periods up to forty years using the straight-line method. Cable television franchises, film and television libraries, music catalogues, contracts and copyrights, and other intangible assets are amortized over periods up to twenty years using the straight-line method. Amortization of intangible assets amounted to $800 million in 1998, $912 million in 1997 and $681 million in 1996. Accumulated amortization of intangible assets at December 31, 1998 and 1997 amounted to $3.9 billion and $3.181 billion, respectively.

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

INCOME TAXES

     Income taxes are provided using the liability method prescribed by FASB Statement No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and investment tax credit carryforwards acquired in acquisitions are accounted for as a reduction of goodwill.

     The principal operations of the Entertainment Group are conducted by partnerships. Income tax expense includes all income taxes related to Time Warner's allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of the partnerships.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCK OPTIONS

     In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by Time Warner.

LOSS PER COMMON SHARE

     Effective December 31, 1997, Time Warner adopted FASB Statement No. 128, "Earnings per Share" ("FAS 128"), which established simplified standards for computing and presenting earnings per share information. The adoption of FAS 128 did not have any effect on Time Warner's financial statements.

     Basic loss per common share is computed by dividing the net loss applicable to common shares after preferred dividend requirements by the weighted average of common shares outstanding during the period. Diluted loss per common share adjusts basic loss per common share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. Such effect was not dilutive in any of the periods presented herein.

COMPREHENSIVE INCOME

     Effective January 1, 1997, Time Warner adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). The new rules established standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For Time Warner, such items consist primarily of unrealized gains and losses on marketable equity investments, gains and losses on certain derivative financial instruments and foreign currency translation gains and losses. The adoption of FAS 130 did not have a material effect on Time Warner's primary financial statements, but did affect the presentation of the accompanying consolidated statement of shareholders' equity.

     The following summary sets forth the components of other comprehensive income (loss) accumulated in shareholders' equity:

                                                                                   ACCUMULATED
                                                     FOREIGN        DERIVATIVE        OTHER
                                    UNREALIZED       CURRENCY       FINANCIAL     COMPREHENSIVE
                                     GAINS ON      TRANSLATION      INSTRUMENT       INCOME
                                    SECURITIES    GAINS (LOSSES)      LOSSES         (LOSS)
                                    ----------    --------------    ----------    -------------
                                                            (MILLIONS)
Balance at December 31, 1997......      $5             $(87)           $ --           $ (82)
1998 activity.....................      --                4             (38)            (34)
                                        --             ----            ----           -----
Balance at December 31, 1998......      $5             $(83)           $(38)          $(116)
                                        ==             ====            ====           =====

SEGMENT INFORMATION

     On December 31, 1997, Time Warner adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The new rules established revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of FAS 131 did not have a material effect on Time Warner's primary financial statements, but did affect the disclosure of segment information contained elsewhere herein (Note 16).

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  CABLE TRANSACTIONS

     In addition to continuing to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of cable television systems and develop new services, Time Warner, TWE and the TWE-Advance/Newhouse Partnership ("TWE-A/N") completed a series of transactions in 1998. These transactions related to the cable television business and related ancillary businesses that either reduced existing debt and/or Time Warner's and TWE's share of future funding requirements for such businesses. These transactions and a cable-related acquisition of Cablevision Industries Corporation and related companies ("CVI") in 1996 are discussed more fully below.

TCI CABLE TRANSACTIONS

     During 1998, Time Warner, TWE, TWE-A/N and TCI Communications, Inc. ("TCI"), a subsidiary of Tele-Communications, Inc., consummated or agreed to complete a number of cable-related transactions. These transactions consisted of
(i) the formation in December 1998 of a cable television joint venture in Texas (the "Texas Cable Joint Venture") that is managed by Time Warner Cable, a division of TWE, and owns cable television systems serving an aggregate 1.1 million subscribers, subject to approximately $1.3 billion of debt, (ii) the expansion in August 1998 of an existing joint venture in Kansas City, which is managed by Time Warner Cable, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt and (iii) the agreement to exchange in 1999 various cable television systems serving approximately 575,000 subscribers for other cable television systems of comparable size in an effort to enhance each company's geographic clusters of cable television properties (the "TCI Cable Trades"). The Texas and Kansas City joint ventures are being accounted for under the equity method of accounting.

     As a result of the Texas transaction, the combined debt of Time Warner and TWE was reduced by approximately $650 million. Also, as a result of the Texas and Kansas City transactions, Time Warner and TWE benefited from the geographic clustering of cable television systems and the number of subscribers under the management of Time Warner Cable was increased by approximately 660,000 subscribers, thereby making Time Warner Cable the largest cable television operator in the U.S. The TCI Cable Trades are expected to close periodically throughout 1999 and are subject to customary closing conditions, including all necessary governmental and regulatory approvals. There can be no assurance that such approvals will be obtained.

TIME WARNER TELECOM REORGANIZATION

     In July 1998, in an effort to combine their business telephony operations into a single entity that is intended to be self-financing, Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations (the "Time Warner Telecom Reorganization") whereby (i) those operations conducted by Time Warner, TWE and TWE-A/N were each contributed to a new holding company named Time Warner Telecom LLC ("Time Warner Telecom"), and then (ii) TWE's and TWE-A/N's interests in Time Warner Telecom were distributed to their partners, Time Warner, MediaOne and the Advance/ Newhouse Partnership ("Advance/Newhouse"), a limited partner in TWE-A/N. As a result of the Time Warner Telecom Reorganization, Time Warner, MediaOne and Advance/Newhouse own interests in Time Warner Telecom of 61.98%, 18.85% and 19.17%, respectively. Time Warner's interest in Time Warner Telecom is being accounted for under the equity method of accounting because of certain approval rights held by MediaOne and Advance/Newhouse.

     Time Warner Telecom is a competitive local exchange carrier (CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. Following the Time Warner Telecom Reorganization, Time Warner Telecom raised approximately $400 million of cash in July 1998 through the issuance of public notes that mature in 2008. Such notes are non-recourse to Time

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Warner and the proceeds are being used by Time Warner Telecom to expand and further develop its telephony networks and services.

     In January 1999, Time Warner Telecom updated a previously filed, preliminary registration statement with the Securities and Exchange Commission to conduct an initial public offering of a minority interest of its common stock (the "Time Warner Telecom IPO"). The Time Warner Telecom IPO was previously postponed when the IPO market deteriorated and remains subject to market and other conditions. There can be no assurance that it will be completed.

ROAD RUNNER JOINT VENTURE

     In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses (the "Road Runner Joint Venture"). In exchange for contributing these operations, Time Warner received a common equity interest in the Road Runner Joint Venture of 10.7%, TWE received a 25% interest, TWE-A/N received a 32.9% interest and MediaOne received a 31.4% interest. In exchange for Microsoft and Compaq contributing $425 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 8.6% by Time Warner, 20% by TWE, 26.3% by TWE-A/N, 25.1% by MediaOne, 10% by Microsoft and 10% by Compaq. Each of Time Warner's, TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

     The aggregate $425 million of capital contributed by Microsoft and Compaq is being used by the Road Runner Joint Venture to continue to expand the roll out of high-speed online services. Time Warner Cable has entered into an affiliation agreement with the Road Runner Joint Venture, pursuant to which Time Warner Cable provides Road Runner's high-speed online services to customers in its cable franchise areas through its technologically advanced, high-capacity cable architecture. In exchange, Time Warner Cable initially retains 70% of the subscription revenues and 30% of the national advertising and transactional revenues generated from the delivery of these online services to its cable subscribers. Time Warner Cable's share of these subscription revenues will change periodically to 75% by 2006.

PRIMESTAR

     In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar Partners" and collectively, the "Primestar Assets") to Primestar, Inc. ("Primestar"), a separate holding company. As a result of that transfer and similar transfers by the other previously existing partners of Primestar Partners, Primestar Partners became an indirect wholly owned subsidiary of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received approximately 48 million shares of Primestar common stock (representing an approximate 24% equity interest) and realized approximately $240 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse received an approximate 6% equity interest in Primestar. As a result of this transaction, effective as of April 1, 1998, TWE deconsolidated the DBS Operations and the 24% equity interest in Primestar received in the transaction is being accounted for under the equity method of accounting. This transaction is referred to as the "Primestar Roll-up Transaction."

     In connection with the Primestar Roll-up Transaction, Primestar and Primestar Partners own and operate the medium-power direct broadcast satellite business, portions of which were formerly owned by TCI Satellite Entertainment, Inc. ("TSAT") and the other previously existing partners of Primestar Partners. Certain high-power system assets, including two high-power satellites, continue to be owned by Tempo Satellite, Inc.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

("Tempo"), a wholly owned subsidiary of TSAT. However, Primestar Partners has an option to lease or purchase the entire capacity of the high-power system from Tempo. In addition, Primestar has an option to purchase the stock or assets of Tempo from TSAT.

     In a related transaction, Primestar Partners also entered into an agreement in June 1997 with The News Corporation Limited ("News Corp."), MCI WorldCom, Inc. ("MCI") and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar would acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the "Primestar ASkyB Transaction"). In May 1998, the U.S. Department of Justice brought a civil action against Primestar, each of its cable owners, including TWE, and News Corp. and MCI, to enjoin on antitrust grounds the Primestar ASkyB Transaction. Although the parties had discussions with the U.S. Department of Justice in an attempt to restructure the transaction, no resolution was reached and the parties terminated their agreement in October 1998.

     In the fourth quarter of 1998, TWE recorded a charge of approximately $210 million principally to reduce the carrying value of its interest in Primestar. This charge reflected a significant decline in the fair value of Primestar during the quarter and has been included in interest and other, net, in TWE's 1998 consolidated statement of operations.

     In addition, Primestar, Primestar Partners and the stockholders of Primestar have entered into an agreement to sell the medium-power direct broadcast satellite business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. Also, Primestar, Primestar Partners, the stockholders of Primestar and Tempo entered into a second agreement with DirecTV, pursuant to which DirecTV will purchase the high-power satellites from Tempo, and Primestar and Primestar Partners will relinquish their respective rights to acquire or use such high-power satellites. The price to be paid by DirecTV pursuant to these agreements confirmed the decline in value of TWE's interest in Primestar. The ultimate disposition of the medium-power assets of Primestar is subject to Primestar bondholder and regulatory approvals, and the disposition of certain of the high-power satellite rights is also subject to regulatory approvals. Accordingly, there can be no assurance that such approvals will be obtained and that these transactions will be consummated.

TWE-A/N TRANSFERS

     As of December 31, 1998, TWE-A/N owned cable television systems (or interests therein) serving approximately 6.3 million subscribers, of which 5.2 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. TWE-A/N had approximately $1.2 billion of debt at December 31, 1998.

     TWE-A/N is owned approximately 64.8% by TWE, the managing partner, 33.3% by Advance/ Newhouse and 1.9% indirectly by Time Warner. TWE consolidates the partnership, and the partnership interests owned by Advance/Newhouse and Time Warner are reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. In addition, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership's net assets.

     In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests in TWE-A/N, and completed certain related transactions (collectively, the "TWE-A/N Transfers"). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner, and Paragon Communications ("Paragon"), a partnership formerly owning cable television systems serving approximately 1 million subscribers that was wholly owned by subsidiaries of Time Warner,

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon.

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

     On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, Time Warner would have reported for the year ended December 31, 1997 revenues of $13.233 billion, depreciation expense of $375 million, operating income before noncash amortization of intangible assets of $2.068 billion, operating income of $1.219 billion, equity in the pretax income of the Entertainment Group of $679 million, income before extraordinary item of $307 million ($.01 loss per common share) and net income of $252 million ($.06 loss per common share).

CVI ACQUISITION

     On January 4, 1996, Time Warner acquired CVI, which owned cable television systems serving approximately 1.3 million subscribers, in exchange for the issuance of approximately 5.8 million shares of common stock and approximately
6.3 million shares of new convertible preferred stock ("Series E Preferred Stock" and "Series F Preferred Stock") and the assumption or incurrence of approximately $2 billion of indebtedness. The acquisition was accounted for by the purchase method of accounting for business combinations; accordingly, the cost to acquire CVI of $904 million was allocated to the net assets acquired in proportion to their respective fair values, as follows: cable television franchises-$2.390 billion; goodwill-$688 million; other current and noncurrent assets-$481 million; long-term debt-$1.766 billion; deferred income taxes-$731 million; and other current and noncurrent liabilities-$158 million.

     In October 1996, Time Warner reorganized the legal ownership of its wholly owned cable subsidiaries, whereby the equity ownership of its other wholly owned cable subsidiaries was contributed to CVI. In connection therewith, CVI was renamed TWI Cable Inc.

3.  TBS TRANSACTION

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

     In connection with the TBS Transaction, Time Warner issued (i) approximately 359.6 million shares of common stock (including 114.2 million equivalent shares of common stock in the form of a special class of non-redeemable common stock ("Series LMCN-V Common Stock") to affiliates of Liberty Media Corporation ("LMC"), a subsidiary of Tele-Communications, Inc.), in exchange for shares of TBS capital stock and pursuant to a separate option agreement with LMC and its affiliates (the "SSSI Option Agreement") and

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(ii) approximately 28 million stock options to replace all outstanding TBS stock options. Time Warner also assumed approximately $2.8 billion of indebtedness.

     Of the aggregate consideration issued in the TBS Transaction, 12.8 million equivalent shares of common stock in the form of Series LMCN-V Common Stock were issued to LMC and its affiliates in June 1997 pursuant to the SSSI Option Agreement. The SSSI Option Agreement enabled Time Warner to acquire substantially all of the assets of Southern Satellite Systems, Inc. and its affiliates ("SSSI"), a subsidiary of LMC that formerly provided uplink and distribution services for WTBS (the "TBS Superstation"), for approximately $213 million effective as of December 31, 1997, the date on which the TBS Superstation was converted to a copyright-paid, cable television programming service.

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

4.  ENTERTAINMENT GROUP

     Time Warner's investment in and amounts due to and from the Entertainment Group at December 31, 1998 and 1997 consists of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
                                                                 (MILLIONS)
Investment in TWE...........................................  $3,850    $5,577
Stock option related distributions due from TWE.............   1,130       417
Credit agreement debt due to TWE............................    (400)     (400)
Other net amounts due to TWE, principally related to home
  video distribution........................................    (395)     (141)
                                                              ------    ------
Investment in and amounts due to and from TWE...............   4,185     5,453
Investment in TWE-A/N and other Entertainment Group
  companies.................................................     795        96
                                                              ------    ------
Total.......................................................  $4,980    $5,549
                                                              ======    ======

PARTNERSHIP STRUCTURE

     TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by subsidiaries of Time Warner. Certain Time Warner subsidiaries are the general partners of TWE ("Time Warner General Partners").

     Time Warner, through its wholly owned subsidiaries, collectively owns general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100% of the Senior Capital and Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are owned by MediaOne, which acquired such interests in 1993 for $1.532 billion of cash and a $1.021 billion 4.4% note (the "MediaOne Note Receivable") that was fully collected during 1996.

PARTNERSHIP CAPITAL AND ALLOCATION OF INCOME

     Each partner's interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to TWE ("Undistributed Contributed Capital"), plus, with respect to the priority

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the table below. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as "Cumulative Priority Capital." Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

     A summary of the priority of Undistributed Contributed Capital, Time Warner's ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 1998 and priority capital rates of return thereon is as set forth below:

                                                                              PRIORITY
                                               UNDISTRIBUTED    CUMULATIVE     CAPITAL
                                                CONTRIBUTED      PRIORITY     RATES OF         % OWNED BY
PRIORITY OF UNDISTRIBUTED CONTRIBUTED CAPITAL   CAPITAL(A)       CAPITAL      RETURN(B)       TIME WARNER
---------------------------------------------  -------------    ----------    ---------      --------------
                                                       (BILLIONS)
Senior Capital........................             $0.5           $ 0.6          8.00%           100.00%
Series A Capital......................              5.6            12.8         13.00%            74.49%
Series B Capital......................              2.9(d)          6.8         13.25%           100.00%
Residual Capital......................              3.3(d)          3.3(c)         --(c)          74.49%

---------------
(a) Excludes partnership income or loss allocated thereto.

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

     Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ("special tax allocations"). After any special tax allocations, partnership income is allocated to the Senior Capital, Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, then to reduce the Time Warner General Partners' Senior Capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE. TWE reported net income of $326 million, $614 million and $210 million in 1998, 1997 and 1996, respectively, no portion of which was allocated to the limited partners.

     The Series B Capital owned by the Time Warner General Partners may be increased if certain operating performance targets are achieved over a ten-year period ending on December 31, 2001, although it does not appear likely at this time that such targets will be achieved. In addition, MediaOne has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests, depending on cable operating performance. The option is exercisable at any time through May 2005 at a maximum exercise price of $1.25 billion to $1.8 billion, depending on the year of exercise. Either MediaOne or TWE may elect that the exercise price be paid with partnership interests rather than cash.

SUMMARIZED FINANCIAL INFORMATION OF THE ENTERTAINMENT GROUP

     Set forth below is summarized financial information of the Entertainment Group, which reflects the TWE-A/N Transfers effective as of January 1, 1998, the Primestar Roll-up Transaction effective as of April 1, 1998, the formation of the Road Runner Joint Venture effective as of June 30, 1998 and the Time Warner Telecom Reorganization effective as of July 1, 1998.

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                 (MILLIONS)
OPERATING STATEMENT INFORMATION
Revenues..............................................  $12,256    $11,328    $10,861
Depreciation and amortization.........................   (1,436)    (1,386)    (1,244)
Business segment operating income(1)..................    1,724      1,461      1,090
Interest and other, net(2)............................     (965)      (357)      (524)
Minority interest.....................................     (264)      (305)      (207)
Income before income taxes............................      423        727        290
Income before extraordinary item......................      331        642        220
Net income............................................      331        619        220

---------------
(1) Includes net pretax gains of approximately $90 million in 1998 and $200 million in 1997 related to the sale or exchange of certain cable television systems.

(2) Includes a charge of approximately $210 million in 1998 principally to reduce the carrying value of an interest in Primestar. 1997 includes a gain of approximately $250 million related to the sale of an interest in E! Entertainment Television, Inc. ("E! Entertainment").

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                 (MILLIONS)
CASH FLOW INFORMATION
Cash provided by operations...........................  $ 2,288    $ 1,799    $ 1,912
Capital expenditures..................................   (1,603)    (1,565)    (1,719)
Investments and acquisitions..........................     (388)      (172)      (146)
Investment proceeds...................................    1,246        520        612
Borrowings............................................    1,514      3,400        215
Debt repayments.......................................   (1,898)    (3,085)      (716)
Issuance of preferred stock of subsidiary.............       --        243         --
Collections on note receivable from MediaOne..........       --         --        169
Capital distributions.................................   (1,153)      (934)      (228)
Other financing activities, net.......................     (241)      (100)       (92)
Increase (decrease) in cash and equivalents...........     (235)       106          7

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                  (MILLIONS)
BALANCE SHEET INFORMATION
Cash and equivalents........................................  $    87    $   322
Total current assets........................................    4,187      3,623
Total assets................................................   22,241     20,739
Total current liabilities...................................    4,940      3,976
Long-term debt..............................................    6,578      5,990
Minority interests..........................................    1,522      1,210
Preferred stock of subsidiary...............................      217        233
Time Warner General Partners' Senior Capital................      603      1,118
Partners' capital...........................................    5,210      6,430

CAPITAL DISTRIBUTIONS

     The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

     The Time Warner General Partners received $579 million and $535 million in 1998 and 1997, respectively, of distributions from TWE relating to their Senior Capital interests, thereby increasing the cumulative cash distributions received from TWE on such interests to $1.5 billion. The Time Warner General Partners' remaining $603 million Senior Capital interests and any undistributed partnership income allocated thereto (based on an 8% annual rate of return) are required to be distributed on July 1, 1999.

     At December 31, 1998 and 1997, the Time Warner General Partners had recorded $1.130 billion and $417 million, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $62.06 and $31.00, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During 1998, the Time Warner General Partners received distributions from TWE in the amount of $1.153 billion, consisting of $579 million of Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $124 million of priority capital return), $314 million of tax-related distributions and $260 million of stock option related distributions. During 1997, the Time Warner General Partners received distributions from TWE in the amount of $934 million, consisting of $535 million of

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Senior Capital distributions (representing the return of $455 million of contributed capital and the distribution of $80 million of priority capital return), $324 million of tax-related distributions and $75 million of stock option related distributions. During 1996, the Time Warner General Partners received distributions from TWE in the amount of $228 million, consisting of $215 million of tax-related distributions and $13 million of stock option related distributions. In addition to the tax, stock option and Time Warner General Partners' Senior Capital distributions, TWE may make other capital distributions to its partners that are also subject to certain limitations contained in the TWE partnership and credit agreements.

     In addition, in connection with the Time Warner Telecom Reorganization, TWE made a $191 million noncash distribution to its partners, of which certain wholly owned subsidiaries of Time Warner received an interest in Time Warner Telecom recorded at $143 million based on TWE's historical cost of the net assets (Note 2).

DEBT GUARANTEES

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.5 billion of TWE's debt and accrued interest at December 31, 1998, based on the relative fair value of the net assets each Time Warner General Partner (or its predecessor) contributed to TWE. Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. There are no restrictions on the ability of the Time Warner General Partner guarantors to transfer assets, other than TWE assets, to parties that are not guarantors. In addition, in connection with the TWE-A/N Transfers (Note
2), approximately $1.2 billion of TWE-A/N's debt and accrued interest at December 31, 1998 has been guaranteed by TWI Cable and certain of its subsidiaries.

SIX FLAGS

     In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc. ("Premier"), a regional theme park operator, for approximately $475 million of cash. TWE used the net, after-tax proceeds from this transaction to reduce debt by approximately $300 million. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. A substantial portion of the gain on this transaction has been deferred by TWE, principally as a result of uncertainties surrounding realization that relate to ongoing litigation and TWE's continuing guarantees of certain significant long-term obligations associated with the Six Flags Over Texas and Six Flags Over Georgia theme parks.

5.  OTHER INVESTMENTS

     Time Warner's other investments consist of:

                                                               DECEMBER 31,
                                                              --------------
                                                              1998     1997
                                                              ----    ------
                                                                (MILLIONS)
Equity method investments...................................  $483    $1,350
Cost and fair-value method investments......................   311       145
                                                              ----    ------
Total.......................................................  $794    $1,495
                                                              ====    ======

     In addition to TWE and its equity investees, companies accounted for using the equity method include: Time Warner Telecom (62% owned), the Columbia House Company partnerships (50% owned), other music joint ventures (generally 50% owned) and Cinamerica Theatres, L.P. (sold in 1997, but previously 50%

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

owned). A summary of combined financial information as reported by the equity investees of Time Warner is set forth below:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                   (MILLIONS)
Revenues.................................................  $1,275    $1,336    $1,773
Depreciation and amortization............................     (43)      (13)      (29)
Operating income (loss)..................................      (1)       80       173
Net income (loss)........................................    (109)      (36)       61
Current assets...........................................   1,183       792     1,002
Total assets.............................................   2,065     1,132     1,616
Current liabilities......................................     587       418       517
Long-term debt...........................................   1,807     1,303     1,360
Total liabilities........................................   2,464     1,791     1,999
Total shareholders' deficit or partners' capital.........    (399)     (659)     (383)

     In addition to the equity investees listed above, TWE's equity investees at December 31, 1998 included: Comedy Partners, L.P. (50% owned), certain cable television system joint ventures (generally 50% owned), the Road Runner Joint Venture (57.9% owned, excluding Time Warner's direct 10.7% interest), Primestar (24% owned), Six Flags (49% owned in 1997 and 1996), certain international cable and programming joint ventures (25% to 50% owned) and Courtroom Television Network (50% owned). A summary of combined financial information as reported by the equity investees of TWE is set forth below:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                   (MILLIONS)
Revenues.................................................  $2,329    $2,207    $1,823
Depreciation and amortization............................    (706)     (235)     (197)
Operating income (loss)..................................    (265)      118        62
Net loss.................................................    (352)      (82)     (138)
Current assets...........................................     665       412       624
Total assets.............................................   5,228     3,046     3,193
Current liabilities......................................     628       993       407
Long-term debt...........................................   2,917     1,625     2,197
Total liabilities........................................   3,699     2,734     2,829
Total shareholders' equity or partners' capital..........   1,529       312       364

     Included in the foregoing summary is combined financial information of Time Warner Cable's unconsolidated cable television systems that serve an aggregate of 2.3 million subscribers as of December 31, 1998. Time Warner Cable has an approximate 50% weighted-average interest in these cable television systems. For 1998, excluding the operating results of the Texas Cable Joint Venture which was formed at the end of the year, these cable television systems reported combined operating income of $93 million and combined depreciation and amortization of $160 million. Similarly, at the end of 1998, including approximately $1.3 billion of debt of the Texas Cable Joint Venture, these cable television systems had debt of approximately $2.4 billion.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  INVENTORIES

     Inventories consist of:

                                                DECEMBER 31, 1998        DECEMBER 31, 1997
                                              ---------------------    ---------------------
                                              CURRENT    NONCURRENT    CURRENT    NONCURRENT
                                              -------    ----------    -------    ----------
                                                                (MILLIONS)
Film costs:
  Released, less amortization...............   $ 51        $  308       $ 68        $  228
  Completed and not released................     20            --         88            48
  In process and other......................      2           240         --           141
  Library, less amortization................     --         1,007         --         1,064
Programming costs, less amortization........    457           345        293           285
Magazines, books and recorded music.........    416            --        381            --
                                               ----        ------       ----        ------
Total.......................................   $946        $1,900       $830        $1,766
                                               ====        ======       ====        ======

     Excluding the Library, the total cost incurred in the production of theatrical and television product (including direct production costs, production overhead and certain exploitation costs, such as film prints and home videocassettes) amounted to $633 million in 1998 and $506 million in 1997; and the total cost amortized amounted to $585 million and $613 million, respectively. Excluding the Library, the unamortized cost of completed films at December 31, 1998 amounted to $379 million, approximately 90% of which is expected to be amortized within three years after release.

7.  LONG-TERM DEBT

     Long-term debt consists of:

                                      WEIGHTED-AVERAGE                      DECEMBER 31,
                                      INTEREST RATE AT                   ------------------
                                      DECEMBER 31, 1998    MATURITIES     1998       1997
                                      -----------------    ----------    -------    -------
                                                                             (MILLIONS)
Bank credit agreement borrowings....         6.0%               2002     $ 1,234    $ 2,600
Fixed-rate senior notes and
  debentures........................         7.8%          2000-2036       8,491      6,909
Variable-rate senior notes..........         4.8%          2009-2031       1,200      1,200
Zero-coupon convertible notes.......          --                  --          --      1,124
                                                                         -------    -------
Total...............................                                     $10,925    $11,833
                                                                         =======    =======

     Substantially all of Time Warner's long-term debt represents the obligations of its wholly owned subsidiaries TW Companies, TBS and TWI Cable. Time Warner and each of TW Companies and TBS (the "Guarantor Subsidiaries") have fully and unconditionally guaranteed any outstanding publicly traded indebtedness of each other and, along with TWI Cable, have similarly guaranteed each other's outstanding borrowings under their joint bank credit agreement. As a result, the credit profile associated with the indebtedness of Time Warner or any of the Guarantor Subsidiaries is substantially the same.

FINANCING ACTIVITIES

     During the past three years, in response to favorable market conditions and in connection with certain acquisitions, Time Warner and its consolidated subsidiaries have refinanced approximately $8.5 billion of debt. These debt refinancings have had the positive effect of lowering the Company's cost of borrowing, staggering debt maturities and, with respect to the redemption of certain convertible securities, eliminating the potential dilution from the conversion of such securities into 62.5 million shares of Time Warner common stock. In connection with these refinancings, Time Warner recognized an extraordinary loss on the retirement of debt of $55 million in 1997 and $35 million in 1996.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In addition to these refinancings, Time Warner continued its debt reduction efforts in 1998. Debt reduction of approximately $3 billion was partially offset by a $2.1 billion increase in debt in order to fund the 1998 redemption of Time Warner's Series M Preferred Stock (Note 11). This debt reduction was achieved principally by using cash provided by operations, proceeds from certain asset sales, cash distributions from TWE and the noncash transfer of approximately $1 billion of debt to TWE-A/N as part of the TWE-A/N Transfers (Note 2).

ZERO-COUPON CONVERTIBLE NOTES

     During 1998, approximately $1.15 billion accreted amount of zero-coupon convertible notes due 2013 (the "Zero-Coupon Convertible Notes") were converted into an aggregate 37.4 million shares of Time Warner common stock. To partially offset the dilution resulting from this conversion, Time Warner incurred a corresponding $1.15 billion of debt and used the proceeds therefrom to repurchase common stock (Note 12).

VARIABLE-RATE NOTES

     At December 31, 1998, variable-rate senior notes consisted of $600 million principal amount of Floating Rate Reset Notes due July 29, 2009 that are redeemable at the election of the holders, in whole but not in part, on July 29, 1999 (the "Two-Year Floating Rate Notes") and $600 million principal amount of Floating Rate Reset Notes due December 30, 2031 that are similarly redeemable at the election of the holders on December 30, 2001 (the "Five-Year Floating Rate Notes"). The Two-Year Floating Rate Notes bear interest at a floating rate equal to LIBOR less 115 basis points until July 29, 1999, at which time, if not redeemed, the interest rate will be reset at a fixed rate equal to 6.16% plus a margin based upon the credit risk of TW Companies at such time. The Five-Year Floating Rate Notes bear interest at a floating rate equal to LIBOR less 25 basis points until December 30, 2001, at which time, if not redeemed, the interest rate will be reset at a fixed rate equal to 6.59% plus a margin based upon the credit risk of TW Companies at such time.

BANK CREDIT AGREEMENT

     As part of the debt refinancings referred to above, Time Warner, together with certain of its consolidated and unconsolidated subsidiaries, entered into a five-year revolving credit facility in November 1997 (the "1997 Credit Agreement") and terminated its subsidiaries' financing arrangements under certain previously existing bank credit facilities (the "Old Credit Agreements"). This enabled Time Warner to reduce its aggregate borrowing availability from $10.3 billion to $7.5 billion, lower interest rates and refinance outstanding borrowings under the Old Credit Agreements in the amounts of approximately $2.4 billion by subsidiaries of Time Warner and $2.1 billion by TWE.

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

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

INTEREST EXPENSE AND MATURITIES

     At December 31, 1998, Time Warner had interest rate swap contracts to pay floating-rates of interest and receive fixed-rates of interest on $1.6 billion notional amount of indebtedness, which resulted in approximately 37% of Time Warner's underlying debt being subject to variable interest rates (Note 15).

     Interest expense amounted to $891 million in 1998, $1.049 billion in 1997 and $968 million in 1996, including $6 million in 1998, $19 million in 1997 and $26 million in 1996 which was paid to TWE in connection with borrowings under Time Warner's $400 million credit agreement with TWE. The weighted-average interest rate on Time Warner's total debt, including the effect of interest rate swap contracts, was 7.2% at December 31, 1998 and 1997.

     Annual repayments of long-term debt for the five years subsequent to December 31, 1998 consist of $500 million due in 2000, and $1.234 billion due in 2002. Such repayments exclude the aggregate redemption prices of $600 million in 1999 and $600 million in 2001 relating to the variable-rate senior notes, in the years in which the holders thereof may first exercise their redemption options.

FAIR VALUE OF DEBT

     Based on the level of interest rates prevailing at December 31, 1998 and 1997, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $1.098 billion and $753 million, respectively. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

8.  BORROWINGS AGAINST FUTURE STOCK OPTION PROCEEDS

     In 1998, in connection with Time Warner's expanded common stock repurchase program (Note 12), Time Warner entered into a new five-year, $1.3 billion revolving credit facility (the "Stock Option Proceeds Credit Facility"), which replaced its previously existing facility. Borrowings under the Stock Option Proceeds Credit Facility are principally used to fund stock repurchases and approximately $12 million of future preferred dividend requirements on Time Warner's convertible preferred stock as of December 31, 1998. At December 31, 1998 and 1997, Time Warner had outstanding borrowings against future stock option proceeds of $895 million and $533 million, respectively.

     The Stock Option Proceeds Credit Facility initially provides for borrowings of up to $1.3 billion, of which up to $125 million is reserved solely for the payment of interest and fees thereunder. Borrowings under the Stock Option Proceeds Credit Facility generally bear interest at LIBOR plus a margin equal to 75 basis points and are principally expected to be repaid from the cash proceeds received from the exercise of designated employee stock options. The receipt of such stock option proceeds in excess of $900 million through March 2000, and thereafter in full on a cumulative basis, permanently reduces the borrowing availability under the facility. At December 31, 1998, based on a closing market price of Time Warner common stock of $62.06, the aggregate value of potential proceeds to Time Warner from the exercise of outstanding vested, "in the money" stock options covered under the facility was approximately $1.9 billion, representing a 1.5 to 1 coverage ratio over the related $1.3 billion borrowing availability. To the extent that such stock option proceeds are not sufficient to satisfy Time Warner's obligations under the Stock Option Proceeds Credit

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Facility, Time Warner is generally required to repay such borrowings using proceeds from the sale of shares of its common stock held in escrow under the Stock Option Proceeds Credit Facility or, at Time Warner's election, using available cash on hand. Time Warner had placed 76 million shares in escrow at December 31, 1998, which shares are not considered to be issued and outstanding capital stock of the Company. Time Warner may be required, from time to time, to have up to 210 million shares held in escrow. In addition, as a result of Time Warner's commitment to use the Stock Option Proceeds Credit Facility to fund future preferred dividend requirements on certain classes of its convertible preferred stock, Time Warner has also supplementally agreed to place in escrow an amount of cash equal to any excess of the unpaid, future preferred dividend requirements on such series of convertible preferred stock over the borrowing availability under the facility at any time.

9.  INCOME TAXES

     Domestic and foreign pretax income (loss) are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                            1998       1997       1996
                                                            ----    ----------    -----
                                                                    (MILLIONS)
Domestic..................................................  $486       $728       $(193)
Foreign...................................................   100        104         197
                                                            ----       ----       -----
Total.....................................................  $586       $832       $   4
                                                            ====       ====       =====

     Current and deferred income taxes (tax benefits) provided are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                           ----------------------------
                                                           1998        1997       1996
                                                           -----    ----------    -----
                                                                    (MILLIONS)
Federal:
  Current(1).............................................  $ 436       $191       $  50
  Deferred...............................................   (259)        49        (143)
Foreign:
  Current(2).............................................    260        205         230
  Deferred...............................................    (49)        (3)        (16)
State and Local:
  Current(1).............................................    166         88          89
  Deferred...............................................   (136)         1         (50)
                                                           -----       ----       -----
Total....................................................  $ 418       $531       $ 160
                                                           =====       ====       =====

---------------

(1) Includes utilization of tax carryforwards of $126 million in 1998, $109 million in 1997 and $77 million in 1996. Excludes current federal and state and local tax benefits of $478 million in 1998, $165 million in 1997 and $20 million in 1996 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital. Excludes current federal tax benefits of $30 million in 1997 and $4 million in 1996 resulting from the retirement of debt, which reduced the extraordinary losses in such years.

(2) Includes foreign withholding taxes of $113 million in 1998, $114 million in 1997 and $101 million in 1996.

     The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below. The relationship between income before income taxes and income tax expense is most affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
Taxes on income at U.S. federal statutory rate..............   $205      $291      $  2
State and local taxes, net of federal tax benefits..........     20        58        26
Nondeductible goodwill amortization.........................    170       170       131
Other nondeductible expenses................................     13        11        10
Foreign income taxed at different rates, net of U.S. foreign
  tax credits...............................................     --         9         4
Other.......................................................     10        (8)      (13)
                                                               ----      ----      ----
Total.......................................................   $418      $531      $160
                                                               ====      ====      ====

     Significant components of Time Warner's net deferred tax liabilities are as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
                                                                 (MILLIONS)
Assets acquired in business combinations....................  $3,158    $3,352
Depreciation and amortization...............................   1,112     1,152
Unrealized appreciation of certain marketable securities....       4         4
Other.......................................................     452       449
                                                              ------    ------
Deferred tax liabilities....................................   4,726     4,957
                                                              ------    ------
Tax carryforwards...........................................     304       327
Accrued liabilities.........................................     513       381
Receivable allowances and return reserves...................     217       203
Other.......................................................     201        86
                                                              ------    ------
Deferred tax assets.........................................   1,235       997
                                                              ------    ------
Net deferred tax liabilities................................  $3,491    $3,960
                                                              ======    ======

     U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of foreign subsidiaries aggregating approximately $945 million at December 31, 1998. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable. If such earnings are repatriated, additional U.S. income and foreign withholding taxes are substantially expected to be offset by the accompanying foreign tax credits.

     U.S. federal tax carryforwards at December 31, 1998 consisted of $456 million of net operating losses, $109 million of investment tax credits and $34 million of alternative minimum tax credits. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. Except for the alternative

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

minimum tax credits which do not expire, the other U.S. federal tax carryforwards expire in varying amounts as follows for income tax reporting purposes:

                                                                   CARRYFORWARDS
                                                              -----------------------
                                                                 NET       INVESTMENT
                                                              OPERATING       TAX
                                                               LOSSES       CREDITS
                                                              ---------    ----------
                                                                    (MILLIONS)
1999........................................................    $  3          $  1
2000........................................................       1            12
2001........................................................       2            35
2002........................................................      --            32
Thereafter up to 2011.......................................     450            29
                                                                ----          ----
                                                                $456          $109
                                                                ====          ====

10.  MANDATORILY REDEEMABLE PREFERRED SECURITIES

     In August 1995, Time Warner issued approximately 12.1 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ("PERCS") for aggregate gross proceeds of $374 million. The PERCS were mandatorily redeemable in December 1997 for an amount per PERCS equal to the lesser of $54.41, and the market value of 1.5 shares of common stock of Hasbro, Inc. ("Hasbro") on December 17, 1997, payable in cash or, at Time Warner's option, Hasbro common stock. Pursuant to these terms, Time Warner redeemed the PERCS in December 1997 for all of its 18.1 million shares of Hasbro common stock. In connection with this redemption and the related disposal of its interest in Hasbro, Time Warner recognized a $200 million pretax gain in 1997, which has been classified in interest and other, net, in the accompanying consolidated statement of operations.

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

11.  REDEMPTION OF SERIES M PREFERRED STOCK

     In December 1998, Time Warner redeemed all of its outstanding shares of 10 1/4% Series M Preferred Stock, which were issued initially in April 1996. The aggregate redemption cost of approximately $2.1 billion was funded with proceeds from the issuance of lower-cost debt. As a result of this redemption, preferred dividend requirements in Time Warner's 1998 consolidated statement of operations include a one-time effect of $234 million ($.19 loss per common share) relating to the redemption premium paid in connection therewith.

     Because the weighted-average interest rate of the debt is approximately 375 basis points lower than the dividend rate of the Series M Preferred Stock and the interest on the debt is tax deductible (whereas

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

dividends are not), Time Warner expects to realize approximately $100 to $125 million of annual cash savings as a result of this redemption.

12.  SHAREHOLDERS' EQUITY

     At December 31, 1998, shareholders' equity of Time Warner included 22.6 million shares of convertible preferred stock that are convertible into 94.1 million shares of common stock, 57.1 million shares of Series LMCN-V Common Stock that are convertible into 114.2 million shares of common stock and 1.118 billion shares of common stock (net of 18.7 million shares of common stock in treasury). Time Warner currently is authorized to issue up to 250 million shares of preferred stock, up to 2 billion shares of common stock and up to 200 million shares of additional classes of common stock, including Series LMCN-V Common Stock.

     In December 1998, a two-for-one common stock split was effectuated by the payment of a 100% stock dividend in the amount of 558.2 million shares of common stock (the "1998 Stock Split"). The 1998 Stock Split did not affect the number of shares of Series LMCN-V Common Stock outstanding. Accordingly, each share of Series LMCN-V Common Stock now is equivalent effectively to two shares of common stock. Shares of Series LMCN-V Common Stock continue to have limited voting rights.

     During 1998 and January 1999, Time Warner issued approximately 66 million shares of common stock in connection with the conversion of 15.8 million shares of convertible preferred stock. These conversions are expected to result in approximately $60 million of cash dividend savings in the aggregate for Time Warner through the end of 1999.

     During 1998, Time Warner acquired 59.9 million shares of its common stock at an aggregate cost of $2.24 billion under its existing common stock repurchase program, thereby increasing the cumulative shares purchased to approximately
95.1 million shares at an aggregate cost of $3.04 billion. Except for repurchases of common stock using borrowings in 1998 that offset $1.15 billion of debt reduction associated with the conversion of the Zero-Coupon Convertible Notes into common stock, these repurchases were funded with stock option exercise proceeds and borrowings under Time Warner's Stock Option Proceeds Credit Facility.

     In January 1999, Time Warner's Board of Directors authorized a new common stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of common stock. This program is expected to be completed over a three-year period. However, actual repurchases in any period will be subject to market conditions. Along with stock option exercise proceeds and borrowings under the Stock Option Proceeds Credit Facility, additional funding for this program is expected to be provided by anticipated future free cash flow and financial capacity.

     As of December 31, 1998, Time Warner had approximately 22.6 million shares of convertible preferred stock outstanding. However, in January 1999, all of the outstanding shares of Series G and Series H preferred

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

stock were converted into 12.5 million shares of common stock. Set forth below is a summary of the principal terms of Time Warner's classes of convertible preferred stock:

                                                   NUMBER OF SHARES    FINAL $3.75
                                                   OF COMMON STOCK      PER SHARE    EARLIEST    EARLIEST
                                      SHARES        ISSUABLE UPON       DIVIDEND     EXCHANGE   REDEMPTION
DESCRIPTION                         OUTSTANDING       CONVERSION          DATE         DATE        DATE
-----------                         -----------    ----------------    -----------   --------   ----------
                                    (MILLIONS)        (MILLIONS)
Series D preferred stock..........     11.0              45.8             7/6/99      7/6/99      7/6/00
Series E preferred stock..........      3.1              13.0             1/4/01      1/4/01      1/4/01
Series F preferred stock..........      3.0              12.4             1/4/00      1/4/00      1/4/01
Series G preferred stock..........      1.2               5.0             9/5/99      9/5/99      9/5/99
Series H preferred stock..........      1.8               7.5             9/5/99      9/5/00      9/5/99
Series I preferred stock..........      0.7               2.9            10/2/99     10/2/99     10/2/99
Series J preferred stock..........      1.8               7.5             5/2/00      5/2/00      5/2/00
                                       ----             -----
Total shares outstanding at
  December 31, 1998...............     22.6              94.1
Conversion of Series G and H
  preferred stock in January
  1999............................     (3.0)            (12.5)
                                       ----             -----
Total shares outstanding at
  January 31, 1999................     19.6              81.6
                                       ====             =====

     The principal terms of each outstanding series of convertible preferred stock (collectively, the "Convertible Preferred Stock") are similar in nature, unless otherwise noted below. Each share of Convertible Preferred Stock: (1) is entitled to a liquidation preference of $100 per share, (2) is immediately convertible into 4.16528 shares of Time Warner common stock at a conversion price of $24 per share (based on its liquidation value), (3) entitles the holder thereof (i) to receive for a four-year period from the date of issuance (or a five-year period with respect to the Series E and Series J preferred stock) an annual dividend per share equal to the greater of $3.75 and an amount equal to the dividends paid on the Time Warner common stock into which each share may be converted and (ii) to the extent that any of such shares of preferred stock remain outstanding at the end of the period in which the minimum $3.75 per share dividend is to be paid, the holders thereafter will receive dividends equal to the dividends paid on shares of Time Warner common stock multiplied by the number of shares into which their shares of preferred stock are convertible and
(4) entitles the holder thereof to vote with the common stockholders on all matters on which the common stockholders are entitled to vote, and each share of such Convertible Preferred Stock is entitled to four votes on any such matter.

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

     Pursuant to Time Warner's shareholder rights plan, as amended, each share of Time Warner common stock has attached to it one right, which becomes exercisable in certain events involving the acquisition of 15% or more of the then outstanding common stock of Time Warner on a fully diluted basis. Upon the occurrence of such an event, each right entitles its holder to purchase for $75 the economic equivalent of common stock of Time Warner, or in certain circumstances, of the acquiror, worth twice as much. In connection with the plan, 8 million shares of preferred stock were reserved. The rights expire on January 20, 2004.

     At December 31, 1998, Time Warner had convertible securities and outstanding stock options that were convertible or exercisable into approximately 230 million shares of common stock (as adjusted for the January 1999 conversion of Series G and Series H preferred stock).

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At February 28, 1999, there were approximately 25,000 holders of record of Time Warner common stock. This total does not include the large number of investors who hold such shares through banks, brokers or other fiduciaries.

13.  STOCK OPTION PLANS

     Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. Such options have been granted to employees of Time Warner and TWE with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, compensation cost is not generally recognized for its stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value at the grant dates for all awards made subsequent to 1994 consistent with the method set forth under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), Time Warner's net income (loss) and net loss per common share would have been changed to the pro forma amounts indicated below:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                  (MILLIONS, EXCEPT
                                                                  PER SHARE AMOUNTS)
Net income (loss):
  As reported...............................................  $ 168     $ 246     $(191)
                                                              =====     =====     =====
  Pro forma.................................................  $ 106     $ 200     $(216)
                                                              =====     =====     =====
Net loss per common share:
  As reported...............................................  $(.31)    $(.06)    $(.52)
                                                              =====     =====     =====
  Pro forma.................................................  $(.36)    $(.10)    $(.55)
                                                              =====     =====     =====

     FAS 123 is applicable only to stock options granted subsequent to December 31, 1994. Accordingly, since Time Warner's compensation expense associated with such grants would generally be recognized over a three-year vesting period, the initial impact of applying FAS 123 on pro forma net income for 1996 is not comparable to the impact on pro forma net income for 1998 and 1997, when the pro forma effect of the three-year vesting period has been fully reflected.

     For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividend yields of 0.5%, 1% and 1%, respectively; expected volatility of 21.6%, 21.9% and 21.7%, respectively; risk-free interest rates of 5.5%, 6.4% and 6.1%, respectively; and expected lives of 5 years in all periods. The weighted average fair value of an option granted during the year was $11.13 ($6.57, net of taxes), $6.58 ($3.88, net of taxes) and $5.78 ($3.41, net of taxes) for the years ended December 31, 1998, 1997 and 1996, respectively. In each period, Time Warner granted options to certain executives at exercise prices exceeding the market price of Time Warner common stock on the date of grant. These above-market options had a weighted average exercise price and fair value of $49.54 and $9.45 ($5.58, net of taxes), respectively, in 1998; $32.45 and $6.29
($3.71, net of taxes), respectively, in 1997; and $26.44 and $4.44 ($2.62, net of taxes), respectively, in 1996.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of stock option activity under all plans is as follows:

                                                                           WEIGHTED-
                                                              THOUSANDS     AVERAGE
                                                                 OF        EXERCISE
                                                               SHARES        PRICE
                                                              ---------    ---------
Balance at January 1, 1996..................................   157,238      $15.68
Granted.....................................................    18,920       21.65
Exercised...................................................    (7,372)      13.45
Assumed in connection with the TBS Transaction..............    27,425       13.20
Cancelled...................................................      (477)      20.41
                                                               -------
Balance at December 31, 1996................................   195,734      $15.98
Granted.....................................................    16,544       22.41
Exercised...................................................   (32,632)      13.66
Cancelled...................................................      (942)      18.89
                                                               -------
Balance at December 31, 1997................................   178,704      $16.99
Granted.....................................................    18,100       37.71
Exercised...................................................   (48,323)      15.01
Cancelled...................................................      (417)      28.01
                                                               -------
Balance at December 31, 1998................................   148,064      $20.14
                                                               =======

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                 (THOUSANDS)
Exercisable...........................................  112,471    145,616    165,394
Available for future grants...........................   11,207     12,771     16,063

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                            ---------------------------------------    ------------------------
                                            WEIGHTED-
                                             AVERAGE      WEIGHTED-                   WEIGHTED-
                              NUMBER        REMAINING      AVERAGE       NUMBER        AVERAGE
RANGE OF                    OUTSTANDING    CONTRACTUAL    EXERCISE     EXERCISABLE    EXERCISE
EXERCISE PRICES             AT 12/31/98       LIFE          PRICE      AT 12/31/98      PRICE
---------------             -----------    -----------    ---------    -----------    ---------
                            (THOUSANDS)                                (THOUSANDS)
Under $10.................      7,726       1.7 years      $ 8.98          7,726       $ 8.98
$10.00 to $15.00..........     25,239       3.1 years      $12.14         25,239       $12.14
$15.01 to $20.00..........     59,851       4.3 years      $18.20         55,545       $18.16
$20.01 to $30.00..........     35,538       6.4 years      $22.02         23,056       $21.73
$30.01 to $45.00..........     16,573       8.9 years      $35.09            905       $31.75
$45.01 to $54.05..........      3,137       9.1 years      $48.44             --           --
                              -------                                    -------
Total.....................    148,064       5.1 years      $20.14        112,471       $17.02
                              =======                                    =======

     For options exercised by employees of TWE, Time Warner is reimbursed by TWE for the amount by which the market value of Time Warner common stock on the exercise date exceeds the exercise price, or the greater of the exercise price or $13.88 for options granted prior to the TWE capitalization on June 30, 1992. There were 47.7 million options held by employees of TWE at December 31, 1998,
33.4 million of which were exercisable.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  BENEFIT PLANS

     Time Warner and its subsidiaries have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Time Warner's common stock represents approximately 12% and 7% of plan assets at December 31, 1998 and 1997, respectively. A summary of activity for Time Warner's defined benefit pension plans is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
COMPONENTS OF PENSION EXPENSE
Service cost................................................   $ 53      $ 45      $ 49
Interest cost...............................................     74        68        64
Expected return on plan assets..............................    (73)      (62)      (57)
Net amortization and deferral...............................      2         1         4
                                                               ----      ----      ----
Total.......................................................   $ 56      $ 52      $ 60
                                                               ====      ====      ====

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998       1997
                                                              ------      -----
                                                                 (MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year...........  $  990      $ 850
Service cost................................................      53         45
Interest cost...............................................      74         68
Actuarial loss..............................................      98         78
Benefits paid...............................................     (52)       (51)
                                                              ------      -----
Projected benefit obligation at end of year.................   1,163        990
                                                              ------      -----
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............     839        704
Actual return on plan assets................................     191        162
Employer contribution.......................................      16         15
Benefits paid...............................................     (46)       (42)
                                                              ------      -----
Fair value of plan assets at end of year....................   1,000        839
                                                              ------      -----
Unfunded projected benefit obligation.......................    (163)      (151)
Additional minimum liability(a).............................     (33)       (38)
Unrecognized actuarial loss (gain)..........................     (16)         3
Unrecognized prior service cost.............................      16         15
                                                              ------      -----
Accrued pension expense.....................................  $ (196)     $(171)
                                                              ======      =====

---------------
(a) The additional minimum liability is offset fully by a corresponding intangible asset recognized in the consolidated balance sheet.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
WEIGHTED-AVERAGE PENSION ASSUMPTIONS
Discount rate...............................................  6.75%   7.25%   7.75%
Expected return on plan assets..............................     9%      9%      9%
Rate of compensation increase...............................     6%      6%      6%

     Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans of $118 million and $97 million as of December 31, 1998, respectively; and $94 million and $72 million as of December 31, 1997, respectively.

     Employees of Time Warner's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

     Time Warner also has certain defined contribution plans, including savings and profit sharing plans, as to which the expense amounted to $84 million in 1998, $83 million in 1997 and $67 million in 1996. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans are generally determined by management and approved by the boards of directors of the participating companies.

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

INTEREST RATE RISK MANAGEMENT

  Interest Rate Swap Contracts

     Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. Under an interest rate swap contract, Time Warner either agrees to pay an amount equal to a specified variable-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified fixed-rate of interest times the same notional principal amount or, vice versa, to receive a variable-rate amount and to pay a fixed-rate amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Interest rate swap contracts are entered into with a number of major financial institutions in order to minimize counterparty credit risk.

     Time Warner accounts for its interest rate swap contracts differently based on whether it has agreed to pay an amount based on a variable-rate or fixed-rate of interest. For interest rate swap contracts under which Time Warner agrees to pay variable-rates of interest, these contracts are considered to be a hedge against changes in the fair value of Time Warner's fixed-rate debt obligations. Accordingly, the interest rate swap contracts are reflected at fair value in Time Warner's consolidated balance sheet and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. In addition, changes during any accounting period in the fair value of these interest rate swap contracts, as well as offsetting changes in the adjusted carrying value of the related portion of fixed-rate debt

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

being hedged, are recognized as adjustments to interest expense in Time Warner's consolidated statement of operations. The net effect of this accounting on Time Warner's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates.

     For interest rate swap contracts under which Time Warner agrees to pay fixed-rates of interest, these contracts are considered to be a hedge against changes in the amount of future cash flows associated with Time Warner's interest payments of Time Warner's variable-rate debt obligations. Accordingly, the interest rate swap contracts are reflected at fair value in Time Warner's consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders' equity (as a component of comprehensive income). These deferred gains and losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. The net effect of this accounting on Time Warner's operating results is that interest expense on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates.

     At December 31, 1998, Time Warner had interest rate swap contracts to pay variable-rates of interest (average six-month LIBOR rate of 5.5%) and receive fixed-rates of interest (average rate of 5.5%) on $1.6 billion notional amount of indebtedness, which resulted in approximately 37% of Time Warner's underlying debt, and 39% of the debt of Time Warner and the Entertainment Group combined, being subject to variable interest rates. The notional amount of outstanding contracts by year of maturity at December 31, 1998 is as follows: 1999-$1.2 billion; and 2000-$400 million. At December 31, 1997, Time Warner had interest rate swap contracts on $2.3 billion notional amount of indebtedness. The net gain or loss on the ineffective portion of these interest rate swap contracts was not material in any period.

  Interest Rate Lock Agreements

     In the past, Time Warner sometimes has used interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed-rate debt may be adversely affected by changes in interest rates. Under an interest rate lock agreement, Time Warner agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the existing yield of a U.S. treasury bond at the date when the agreement is established and at the date when the agreement is settled, typically when Time Warner issues new debt. The notional amounts of the agreement are not exchanged. Interest rate lock agreements are entered into with a number of major financial institutions in order to minimize counterparty credit risk.

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

     At December 31, 1998, Time Warner had outstanding interest rate lock agreements for an aggregate $650 million notional principal amount of indebtedness, which were settled in January 1999. Time Warner no longer intends to use interest rate lock agreements to hedge the cost of future issuances of fixed-rate debt. At December 31, 1998, Time Warner had deferred approximately $32 million of net losses on interest rate lock agreements, of which approximately $2 million is expected to be recognized in income over the next twelve months.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FOREIGN CURRENCY RISK MANAGEMENT

     Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future royalties and license fees owed to Time Warner or TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its and TWE's combined foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 1998, Time Warner had effectively hedged approximately half of the combined estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve-month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk.

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

     At December 31, 1998, Time Warner had contracts for the sale of $755 million and the purchase of $259 million of foreign currencies at fixed rates, primarily Japanese yen (40% of net contract value), English pounds (4%), German marks (28%), Canadian dollars (10%) and French francs (16%), compared to contracts for the sale of $507 million and the purchase of $139 million of foreign currencies at December 31, 1997. Time Warner had deferred approximately $6 million of net losses on foreign exchange contracts at December 31, 1998, which is all expected to be recognized in income over the next twelve months. For the years ended December 31, 1998, 1997 and 1996, Time Warner recognized $8 million in losses, $27 million in gains and $15 million in gains, respectively, and TWE recognized $2 million in losses, $14 million in gains and $6 million in gains, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad.

16.  SEGMENT INFORMATION

     Time Warner classifies its businesses into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; Entertainment, consisting principally of interests in recorded music and music publishing, filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems. A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming are held by the Entertainment Group. The Entertainment Group is not consolidated for financial reporting purposes.

     Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is business segment operating

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

income before noncash amortization of intangible assets ("EBITA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties.

     The operating results of Time Warner's and the Entertainment Group's cable segments reflect the TWE-A/N Transfers effective as of January 1, 1998, the Primestar Roll-up Transaction effective as of April 1, 1998, the formation of the Road Runner Joint Venture effective as of June 30, 1998 and the Time Warner Telecom Reorganization effective as of July 1, 1998. In addition, the operating results of Time Warner reflect the cable networks and filmed entertainment-related acquisition of TBS effective as of October 10, 1996.

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                 (MILLIONS)
REVENUES
Time Warner:
Publishing............................................  $ 4,496    $ 4,290    $ 4,117
Music.................................................    4,025      3,691      3,949
Cable Networks-TBS....................................    3,325      2,900        680
Filmed Entertainment-TBS..............................    1,917      1,531        455
Cable.................................................      964        997        909
Intersegment elimination..............................     (145)      (115)       (46)
                                                        -------    -------    -------
Total.................................................  $14,582    $13,294    $10,064
                                                        =======    =======    =======
Entertainment Group:
Filmed Entertainment-Warner Bros......................  $ 6,061    $ 5,472    $ 5,648
Broadcasting-The WB Network...........................      260        136         87
Cable Networks-HBO....................................    2,052      1,923      1,763
Cable.................................................    4,378      4,243      3,851
Intersegment elimination..............................     (495)      (446)      (488)
                                                        -------    -------    -------
Total.................................................  $12,256    $11,328    $10,861
                                                        =======    =======    =======

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                   (MILLIONS)
EBITA(1)
Time Warner:
Publishing...............................................  $  607    $  529    $  464
Music....................................................     493       467       653
Cable Networks-TBS.......................................     706       573       142
Filmed Entertainment-TBS.................................     192       200        30
Cable(2).................................................     325       427       353
Intersegment elimination.................................     (27)      (13)        5
                                                           ------    ------    ------
Total....................................................  $2,296    $2,183    $1,647
                                                           ======    ======    ======
Entertainment Group:
Filmed Entertainment-Warner Bros.........................  $  503    $  404    $  379
Broadcasting-The WB Network..............................     (93)      (88)      (98)
Cable Networks-HBO.......................................     454       391       328
Cable(3).................................................   1,369     1,184       917
                                                           ------    ------    ------
Total....................................................  $2,233    $1,891    $1,526
                                                           ======    ======    ======

---------------

(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, Time Warner's business segment operating income was $1.496 billion in 1998, $1.271 billion in 1997 and $966 million in 1996. Similarly, business segment operating income of the Entertainment Group was $1.724 billion in 1998, $1.461 billion in 1997 and $1.090 billion in 1996.

(2) Includes net pretax gains of approximately $18 million in 1998 and $12 million in 1997 related to the sale or exchange of certain cable television systems.

(3) Includes net pretax gains of approximately $90 million in 1998 and $200 million in 1997 related to the sale or exchange of certain cable television systems.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Time Warner:
Publishing..................................................   $ 80      $ 79      $ 71
Music.......................................................     72        83        91
Cable Networks-TBS..........................................     93        87        20
Filmed Entertainment-TBS....................................      6         7         2
Cable.......................................................    127       126       123
                                                               ----      ----      ----
Total.......................................................   $378      $382      $307
                                                               ====      ====      ====
Entertainment Group:
Filmed Entertainment-Warner Bros. ..........................   $166      $197      $167
Broadcasting-The WB Network.................................      1         1        --
Cable Networks-HBO..........................................     23        22        22
Cable.......................................................    737       736       619
                                                               ----      ----      ----
Total.......................................................   $927      $956      $808
                                                               ====      ====      ====

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(1)
Time Warner:
Publishing..................................................   $ 38      $ 48      $ 46
Music.......................................................    280       301       292
Cable Networks-TBS..........................................    200       199        43
Filmed Entertainment-TBS....................................     82        87        22
Cable.......................................................    200       277       278
                                                               ----      ----      ----
Total.......................................................   $800      $912      $681
                                                               ====      ====      ====
Entertainment Group:
Filmed Entertainment-Warner Bros. ..........................   $129      $123      $125
Broadcasting-The WB Network.................................      3        --        --
Cable Networks-HBO..........................................     --        --        --
Cable.......................................................    377       307       311
                                                               ----      ----      ----
Total.......................................................   $509      $430      $436
                                                               ====      ====      ====

---------------
(1) Amortization includes amortization relating to all business combinations accounted for by the purchase method, including the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of TBS in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information as to the assets and capital expenditures of Time Warner and the Entertainment Group is as follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                 (MILLIONS)
ASSETS
Time Warner:
Publishing............................................  $ 2,726    $ 2,490    $ 2,418
Music.................................................    7,354      6,507      7,478
Cable Networks-TBS....................................    8,485      8,372      7,860
Filmed Entertainment-TBS..............................    2,774      2,950      3,232
Cable.................................................    4,434      7,043      7,257
Entertainment Group(1)................................    4,980      5,549      5,814
Corporate(2)..........................................      887      1,252      1,005
                                                        -------    -------    -------
Total.................................................  $31,640    $34,163    $35,064
                                                        =======    =======    =======
Entertainment Group:
Filmed Entertainment-Warner Bros. ....................  $ 8,811    $ 8,106    $ 8,111
Broadcasting-The WB Network...........................      244        113         67
Cable Networks-HBO....................................    1,159      1,080        997
Cable.................................................   11,314     10,771     10,202
Corporate(2)..........................................      713        669        650
                                                        -------    -------    -------
Total.................................................  $22,241    $20,739    $20,027
                                                        =======    =======    =======

---------------
(1) Entertainment Group assets represent Time Warner's investment in and amounts due to and from the Entertainment Group.
(2) Consists principally of cash, cash equivalents and other investments.

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                   (MILLIONS)
CAPITAL EXPENDITURES
Time Warner:
Publishing...............................................  $   58    $   77    $   76
Music....................................................      92        87       142
Cable Networks-TBS.......................................     120       113        34
Filmed Entertainment-TBS.................................       3         3         2
Cable....................................................     225       282       215
Corporate................................................      14        12        12
                                                           ------    ------    ------
Total....................................................  $  512    $  574    $  481
                                                           ======    ======    ======
Entertainment Group:
Filmed Entertainment-Warner Bros. .......................  $  122    $  144    $  340
Broadcasting-The WB Network..............................       1         1         2
Cable Networks-HBO.......................................      23        19        29
Cable(1).................................................   1,451     1,401     1,348
Corporate................................................       6        --        --
                                                           ------    ------    ------
Total....................................................  $1,603    $1,565    $1,719
                                                           ======    ======    ======

---------------
(1) Cable capital expenditures were funded in part through collections on the MediaOne Note Receivable in the amount of $169 million in 1996 (Note 4). The MediaOne Note Receivable was fully collected during 1996.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information as to Time Warner's operations in different geographical areas is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                 (MILLIONS)
REVENUES(1)
Time Warner:
United States.........................................  $11,220    $10,159    $ 7,262
United Kingdom........................................      542        449        372
Germany...............................................      432        420        452
Japan.................................................      405        417        399
Canada................................................      284        262        209
France................................................      227        195        229
Other international...................................    1,472      1,392      1,141
                                                        -------    -------    -------
Total.................................................  $14,582    $13,294    $10,064
                                                        =======    =======    =======
Entertainment Group:
United States.........................................  $10,177    $ 9,096    $ 8,727
United Kingdom........................................      459        488        383
Germany...............................................      263        284        374
Japan.................................................      162        172        196
Canada................................................      145        137        157
France................................................      163        152        143
Other international...................................      887        999        881
                                                        -------    -------    -------
Total.................................................  $12,256    $11,328    $10,861
                                                        =======    =======    =======

---------------
(1) Revenues are attributed to countries based on location of customer.

     Because a substantial portion of Time Warner's international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material.

17.  COMMITMENTS AND CONTINGENCIES

     Time Warner's total rent expense amounted to $286 million in 1998, $237 million in 1997 and $192 million in 1996. The minimum rental commitments under noncancellable long-term operating leases are: 1999-$259 million; 2000-$244 million; 2001-$222 million; 2002-$205 million; 2003-$193 million; and after 2003-$940 million.

     Time Warner's minimum commitments and guarantees under certain programming, licensing, artists, athletes, franchise and other agreements aggregated approximately $6.6 billion at December 31, 1998, which are payable principally over a five-year period. Such amounts do not include the Time Warner General Partner and TWI Cable guarantees of approximately $6.7 billion of TWE's and TWE-A/N's debt and accrued interest.

     Time Warner is subject to numerous legal proceedings, including certain litigation relating to Six Flags. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on Time Warner's financial statements.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18.  RELATED PARTY TRANSACTIONS

     In the normal course of conducting their businesses, Time Warner and its subsidiaries and affiliates have had various transactions with TWE and other Entertainment Group companies, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Employees of TWE participate in various Time Warner medical, stock option and other benefit plans for which Time Warner charges TWE its allocable share of plan expenses, including administrative costs. In addition, Time Warner provides TWE with certain corporate support services for which it received a fee in the amount of $72 million, $72 million and $69 million in 1998, 1997 and 1996, respectively.

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

     Time Warner's and TWE's Cable division have sold or exchanged, or agreed to sell or exchange, various cable television systems to MediaOne in an effort to strengthen their geographic clustering of cable television properties.

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

     In addition to transactions with TWE and other Entertainment Group companies, Time Warner has had transactions with the Columbia House Company partnerships, Comedy Partners, L.P., Time Warner Telecom, the Road Runner Joint Venture and other equity investees of Time Warner and the Entertainment Group, generally with respect to sales of products and services in the ordinary course of business.

19.  ADDITIONAL FINANCIAL INFORMATION

CASH FLOWS

     As of December 31, 1998, Time Warner had certain asset securitization facilities, which provide for the accelerated receipt of up to approximately $1 billion of cash on available receivables. In connection with each of these securitization facilities, Time Warner sells, on a revolving and nonrecourse basis, certain of its accounts receivables ("Pooled Receivables") to a wholly owned, special purpose entity which, in turn, sells a percentage ownership interest in the Pooled Receivables to a third-party, commercial paper conduit sponsored by a financial institution. These securitization transactions have been accounted for as a sale in accordance with FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, accounts receivables sold under this securitization program have been reflected as a reduction in receivables in the accompanying consolidated balance sheet. Net proceeds received under this securitization program were $17 million in 1998, $108 million in 1997 and $147 million in 1996.

                                TIME WARNER INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Additional financial information with respect to cash flows is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                             1998       1997       1996
                                                             ----    ----------    ----
                                                                     (MILLIONS)
Cash payments made for interest............................  $812       $929       $839
Cash payments made for income taxes........................   261        305        382
Tax-related distributions received from TWE................   314        324        215
Income tax refunds received................................    52         52         44

     Noncash investing activities in 1998 included the Time Warner Telecom Reorganization, the formation of the Road Runner Joint Venture and the TWE-A/N Transfers (Note 2). Noncash financing activities included the conversion of $1.15 billion of Zero-Coupon Convertible Notes into 37.4 million shares of common stock in 1998 (Note 7) and the conversion of 12.8 million shares of convertible preferred stock into approximately 53.5 million shares of common stock (Note 12). Noncash financing activities in 1997 included the redemption of the PERCS in exchange for Time Warner's interest in Hasbro (Note 10) and the payment of $185 million of noncash dividends on the Series M Preferred Stock. Noncash investing activities in 1996 included the $6.2 billion acquisition of TBS and the $904 million acquisition of CVI in exchange for capital stock (Notes 2 and 3). Noncash financing activities in 1996 included the payment of $122 million of noncash dividends on the Series M Preferred Stock.

OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
                                                                 (MILLIONS)
Accrued expenses............................................  $1,542    $1,716
Accrued compensation........................................     538       430
Accrued income taxes........................................      93        28
Deferred revenues...........................................     231       205
                                                              ------    ------
Total.......................................................  $2,404    $2,379
                                                              ======    ======

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

Richard J. Bressler           John A. LaBarca
Executive Vice President and  Senior Vice President and
Chief Financial Officer       Controller

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Time Warner Inc.

     We have audited the accompanying consolidated balance sheet of Time Warner Inc. ("Time Warner") as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule and supplementary information listed in the Index at Item 14(a). These financial statements, schedule and supplementary information are the responsibility of Time Warner's management. Our responsibility is to express an opinion on these financial statements, schedule and supplementary information based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule and supplementary information, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 3, 1999

                                TIME WARNER INC.
                         SELECTED FINANCIAL INFORMATION

     The selected financial information for each of the five years in the period ended December 31, 1998 set forth below has been derived from and should be read in conjunction with the financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein.

     The selected historical financial information for 1998 reflects (a) the TWE-A/N Transfers and (b) the redemption of Series M Preferred Stock at an aggregate cost of approximately $2.1 billion using proceeds from the issuance of lower-cost debt. The selected historical financial information for 1996 reflects
(a) the TBS Transaction, including the assumption of approximately $2.8 billion of indebtedness, (b) the use of approximately $1.55 billion of net proceeds from the issuance of Series M Preferred Stock to reduce outstanding indebtedness and
(c) the acquisition of CVI, including the assumption or incurrence of approximately $2 billion of indebtedness. The selected historical financial information for 1995 reflects (a) the acquisitions of KBLCOM Incorporated and Summit Communications Group, Inc., including the assumption or incurrence of approximately $1.3 billion of indebtedness and (b) the exchange by Toshiba Corporation and ITOCHU Corporation of their direct and indirect interests in TWE.

     Per common share amounts and average common shares have been restated to give effect to the two-for-one common stock split that occurred on December 15, 1998.

                                                         YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              1998       1997       1996       1995      1994
                                             -------    -------    -------    ------    ------
                                                   (MILLIONS, EXCEPT PER SHARE AMOUNTS)
SELECTED OPERATING STATEMENT INFORMATION
Revenues...................................  $14,582    $13,294    $10,064    $8,067    $7,396
Depreciation and amortization..............   (1,178)    (1,294)      (988)     (559)     (437)
Business segment operating income(a).......    1,496      1,271        966       697       713
Equity in pretax income of Entertainment
  Group(b).................................      356        686        290       256       176
Interest and other, net(c).................   (1,180)    (1,044)    (1,174)     (877)     (724)
Income (loss) before extraordinary item....      168        301       (156)     (124)      (91)
Net income (loss)(d).......................      168        246       (191)     (166)      (91)
Net loss applicable to common shares (after
  preferred dividends)(d)(e)...............     (372)       (73)      (448)     (218)     (104)
Per share of common stock:
  Basic and diluted net loss(d)(e).........  $ (0.31)   $ (0.06)   $ (0.52)   $(0.28)   $(0.14)
  Dividends................................  $  0.18    $  0.18    $  0.18    $ 0.18    $0.175
Average common shares......................  1,194.7    1,135.4      862.4     767.6     757.8

---------------
(a) Business segment operating income for the year ended December 31, 1995 includes $85 million in losses relating to certain businesses and joint ventures owned by the Music division which were restructured or closed.

(b) Time Warner's equity in the pretax income of the Entertainment Group for the years ended December 31, 1998 and 1997 includes approximately $120 million of net losses and $450 million of gains, respectively, relating to the sale or exchange of various cable television systems and other investment-related activity.

(c) Interest and other, net, for the year ended December 31, 1997 includes a $200 million pretax gain relating to the disposal of Time Warner's interest in Hasbro and the related redemption of certain mandatorily redeemable preferred securities of a subsidiary.

(d) Net income (loss) for each of the years ended December 31, 1997, 1996 and 1995 includes an extraordinary loss on the retirement of debt of $55 million ($.05 per common share), $35 million ($.04 per common share) and $42 million ($.05 per common share), respectively.

(e) Preferred dividend requirements for the year ended December 31, 1998 include a one-time effect of $234 million ($.19 loss per common share) relating to the premium paid in connection with the redemption of Time Warner's Series M Preferred Stock.

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
                                                               (MILLIONS)
SELECTED BALANCE SHEET INFORMATION
Cash and equivalents.....................  $   442    $   645    $   514    $ 1,185    $   282
Total assets.............................   31,640     34,163     35,064     22,132     16,716
Debt due within one year.................       19          8         11         34        355
Long-term debt...........................   10,925     11,833     12,713      9,907      8,839
Borrowings against future stock option
  proceeds...............................      895        533        488         --         --
Company-obligated mandatorily redeemable
  preferred securities of subsidiaries...      575        575        949        949         --
Series M exchangeable preferred stock....       --      1,857      1,672         --         --
Shareholders' equity:
  Preferred stock liquidation
     preference..........................    2,260      3,539      3,559      2,994        140
  Equity applicable to common stock......    6,592      5,817      5,943        673      1,008
  Total shareholders' equity.............    8,852      9,356      9,502      3,667      1,148
Total capitalization.....................   21,266     24,162     25,335     14,557     10,342

                                TIME WARNER INC.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                          NET
                                                 EQUITY                  INCOME       BASIC
                                                IN PRETAX                (LOSS)       INCOME
                                  OPERATING      INCOME                APPLICABLE   (LOSS) PER
                                  INCOME OF     (LOSS) OF      NET         TO         COMMON
                                  BUSINESS    ENTERTAINMENT   INCOME     COMMON       SHARE
       QUARTER         REVENUES   SEGMENTS        GROUP       (LOSS)   SHARES(E)    (E)(F)(G)
       -------         --------   ---------   -------------   ------   ----------   ----------
                                        (MILLIONS, EXCEPT PER SHARE AMOUNTS)
1998
1st..................  $ 3,137     $  170         $107         $(62)     $(144)       $(0.12)
2nd(a)(b)............    3,672        384          166          101         23          0.02
3rd..................    3,578        315          164           39        (37)        (0.03)
4th(a)(b)............    4,195        627          (81)          90       (214)        (0.17)
Year(a)(b)...........   14,582      1,496          356          168       (372)        (0.31)

1997
1st(c)(d)............  $ 3,034     $  194         $318         $ 35      $ (43)       $(0.04)
2nd..................    3,193        345          108           30        (49)        (0.04)
3rd(c)...............    3,231        263           96          (35)      (116)        (0.10)
4th(c)(d)............    3,836        469          164          216        135          0.12
Year(c)(d)...........   13,294      1,271          686          246        (73)        (0.06)


                        DILUTED
                         INCOME
                       (LOSS) PER   DIVIDENDS                 COMMON
                         COMMON        PER       AVERAGE     STOCK(G)
                         SHARE       COMMON      COMMON     -----------
       QUARTER         (E)(F)(G)    SHARE(G)    SHARES(G)   HIGH    LOW
       -------         ----------   ---------   ---------   ----    ---
                             (MILLIONS, EXCEPT PER SHARE AMOUNTS)
1998
1st..................    $(0.12)     $0.045      1,156.6    $37 3/4 $29 1/16
2nd(a)(b)............      0.02       0.045      1,192.6     44 7/16  36 1/16
3rd..................     (0.03)      0.045      1,202.6     50      39
4th(a)(b)............     (0.17)      0.045      1,227.2     63 1/8  37 9/16
Year(a)(b)...........     (0.31)       0.18      1,194.7     63 1/8  29 1/16
1997
1st(c)(d)............    $(0.04)     $0.045      1,117.8    $22 1/2 $18 3/16
2nd..................     (0.04)      0.045      1,122.0     25 3/8  20 3/16
3rd(c)...............     (0.10)      0.045      1,146.6     28 3/16  19 1/4
4th(c)(d)............      0.11       0.045      1,155.0     31      26 1/2
Year(c)(d)...........     (0.06)       0.18      1,135.4     31      18 3/16

---------------
(a) As indicated below, Time Warner's income (loss) per common share in 1998 has been affected by certain significant nonrecurring items. These items consisted of gains and losses relating to the sale or exchange of various cable television systems and other investment-related activity and the effect of redeeming Time Warner's Series M Preferred Stock. The aggregate net effect of these items in 1998 was to increase (decrease) income per common share by $.03 in the second quarter of 1998, and $(.28) in the fourth quarter of 1998, thereby aggregating $(.25) per common share for the year.

(b) Time Warner's equity in the pretax income (loss) of the Entertainment Group for 1998 includes net gains of approximately $90 million for the year relating to the sale or exchange of certain cable television systems, of which approximately $70 million was recorded in the second quarter of 1998. In addition, Time Warner's equity in the pretax income (loss) of the Entertainment Group for the fourth quarter of 1998 includes a charge of approximately $210 million principally to reduce the carrying value of an interest in Primestar.

(c) Time Warner's income (loss) per common share in 1997 has been affected by certain significant nonrecurring items. These items consisted of net pretax gains relating to the sale or exchange of various cable television systems and other investment-related activity and extraordinary losses on the retirement of debt. The aggregate net effect of these items in 1997 was to increase (decrease) income per common share by $.13 in the first quarter of 1997, $(.01) in the third quarter of 1997 and $.15 in the fourth quarter of 1997, thereby aggregating $.27 per common share for the year. Included in these amounts are extraordinary losses on the retirement of debt of $17 million ($.02 per common share) in the first quarter of 1997, $7 million ($.01 per common share) in the third quarter of 1997 and $31 million ($.02 per common share) in the fourth quarter of 1997. Also included in these amounts for the fourth quarter of 1997 is a $200 million pretax gain ($.10 per common share) relating to the disposal of Time Warner's interest in Hasbro and its related redemption of certain mandatorily redeemable preferred securities of a subsidiary.

(d) Time Warner's equity in the pretax income of the Entertainment Group for the first quarter of 1997 includes an approximate $250 million pretax gain relating to the sale of TWE's interest in E! Entertainment. Time Warner's equity in the pretax income of the Entertainment Group for 1997 also includes net gains of approximately $200 million for the year relating to the sale or exchange of certain cable television systems, of which approximately $160 million was recorded in the fourth quarter of 1997.

(e) After preferred dividend requirements. Preferred dividend requirements for the fourth quarter of 1998 include a one-time increase of $234 million ($.19 loss per common share) relating to the premium paid in connection with the redemption of Time Warner's Series M Preferred Stock.

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

(g) Previously reported amounts have been restated for the two-for-one common stock split that occurred on December 15, 1998.

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                            NON-                          TIME
                                            TIME       TW                GUARANTOR                       WARNER
                                           WARNER   COMPANIES    TBS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ------   ---------   -----   ------------   ------------   ------------
                                                                         (MILLIONS)
Revenues.................................  $  --     $   --     $ 720     $13,886        $   (24)       $14,582
                                           -----     ------     -----     -------        -------        -------
Cost of revenues(1)......................     --         --       303       7,931            (24)         8,210
Selling, general and administrative(1)...     --         --       211       4,665             --          4,876
                                           -----     ------     -----     -------        -------        -------
Operating expenses.......................     --         --       514      12,596            (24)        13,086
                                           -----     ------     -----     -------        -------        -------
Business segment operating income........     --         --       206       1,290             --          1,496
Equity in pretax income of consolidated
  subsidiaries...........................    770      1,283       327          --         (2,380)            --
Equity in pretax income of Entertainment
  Group..................................     --         --        --         423            (67)           356
Interest and other, net..................    (98)      (756)     (159)       (103)           (64)        (1,180)
Corporate expenses.......................    (86)       (55)      (16)        (64)           135            (86)
                                           -----     ------     -----     -------        -------        -------
Income before income taxes...............    586        472       358       1,546         (2,376)           586
Income taxes.............................   (418)      (322)     (212)       (816)         1,350           (418)
                                           -----     ------     -----     -------        -------        -------
Net income...............................  $ 168     $  150     $ 146     $   730        $(1,026)       $   168
                                           =====     ======     =====     =======        =======        =======
---------------
(1) Includes depreciation and
    amortization expense of:.............  $  --     $   --     $   9     $ 1,169        $    --        $ 1,178
                                           =====     ======     =====     =======        =======        =======

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                            NON-                          TIME
                                            TIME       TW                GUARANTOR                       WARNER
                                           WARNER   COMPANIES    TBS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ------   ---------   -----   ------------   ------------   ------------
                                                                         (MILLIONS)
Revenues.................................  $  --     $   --     $ 523     $12,771        $    --        $13,294
                                           -----     ------     -----     -------        -------        -------
Cost of revenues(1)......................     --         --       250       7,292             --          7,542
Selling, general and administrative(1)...     --         --       171       4,310             --          4,481
                                           -----     ------     -----     -------        -------        -------
Operating expenses.......................     --         --       421      11,602             --         12,023
                                           -----     ------     -----     -------        -------        -------
Business segment operating income........     --         --       102       1,169             --          1,271
Equity in pretax income of consolidated
  subsidiaries...........................    922      1,729       378          --         (3,029)            --
Equity in pretax income of Entertainment
  Group..................................     --         --        --         727            (41)           686
Interest and other, net..................     (9)      (994)     (203)        211            (49)        (1,044)
Corporate expenses.......................    (81)       (54)      (12)        (60)           126            (81)
                                           -----     ------     -----     -------        -------        -------
Income before income taxes...............    832        681       265       2,047         (2,993)           832
Income taxes.............................   (531)      (390)     (175)     (1,032)         1,597           (531)
                                           -----     ------     -----     -------        -------        -------
Income before extraordinary item.........    301        291        90       1,015         (1,396)           301
Extraordinary loss on retirement of debt,
  net of tax.............................    (55)       (51)       (4)        (51)           106            (55)
                                           -----     ------     -----     -------        -------        -------
Net income...............................  $ 246     $  240     $  86     $   964        $(1,290)       $   246
                                           =====     ======     =====     =======        =======        =======
---------------
(1) Includes depreciation and
    amortization expense of:.............  $  --     $   --     $  21     $ 1,273        $    --        $ 1,294
                                           =====     ======     =====     =======        =======        =======

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                       CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                            NON-                          TIME
                                             TIME       TW               GUARANTOR                       WARNER
                                            WARNER   COMPANIES   TBS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            ------   ---------   ----   ------------   ------------   ------------
                                                                          (MILLIONS)
Revenues..................................   $ --      $  --     $128      $9,936         $  --         $10,064
                                             ----      -----     ----      ------         -----         -------
Cost of revenues(1).......................     --         --       52       5,870            --           5,922
Selling, general and administrative(1)....     --         --       58       3,118            --           3,176
                                             ----      -----     ----      ------         -----         -------
Operating expenses........................     --         --      110       8,988            --           9,098
                                             ----      -----     ----      ------         -----         -------
Business segment operating income.........     --         --       18         948            --             966
Equity in pretax income of consolidated
  subsidiaries............................    156        776       63          --          (995)             --
Equity in pretax income of Entertainment
  Group...................................     --         --       --         290            --             290
Interest and other, net...................    (16)      (729)     (29)       (400)           --          (1,174)
Corporate expenses........................    (17)       (62)     (10)        (64)           75             (78)
                                             ----      -----     ----      ------         -----         -------
Income (loss) before income taxes.........    123        (15)      42         774          (920)              4
Income taxes..............................    (64)      (130)     (39)       (494)          567            (160)
                                             ----      -----     ----      ------         -----         -------
Income (loss) before extraordinary item...     59       (145)       3         280          (353)           (156)
Extraordinary loss on retirement of debt,
  net of tax..............................     --        (35)      --          --            --             (35)
                                             ----      -----     ----      ------         -----         -------
Net income (loss).........................   $ 59      $(180)    $  3      $  280         $(353)        $  (191)
                                             ====      =====     ====      ======         =====         =======
---------------
(1) Includes depreciation and amortization
    expense of:...........................   $ --      $  --     $  6      $  982         $  --         $   988
                                             ====      =====     ====      ======         =====         =======

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998

                                                                                        NON-                          TIME
                                                     TIME        TW                  GUARANTOR                       WARNER
                                                    WARNER    COMPANIES     TBS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -------   ---------   -------   ------------   ------------   ------------
                                                                                    (MILLIONS)
ASSETS
CURRENT ASSETS
Cash and equivalents..............................  $    --    $    66    $    25     $   351        $     --       $   442
Receivables, net..................................       10         56         78       2,750              (9)        2,885
Inventories.......................................       --         --        131         815              --           946
Prepaid expenses..................................       17          5         --       1,166             (12)        1,176
                                                    -------    -------    -------     -------        --------       -------
Total current assets..............................       27        127        234       5,082             (21)        5,449
Noncurrent inventories............................       --         --        156       1,744              --         1,900
Investments in and amounts due to and from
  consolidated subsidiaries.......................   15,222     13,745      9,465          --         (38,432)           --
Investments in and amounts due to and from
  Entertainment Group.............................       --        919         --       4,169            (108)        4,980
Other investments.................................      211         15         24       1,194            (650)          794
Property, plant and equipment, net................       55         --         44       1,892              --         1,991
Music catalogues, contracts and copyrights........       --         --         --         876              --           876
Cable television and sports franchises............       --         --         --       2,868              --         2,868
Goodwill..........................................       --         --         --      11,919              --        11,919
Other assets......................................       65        116         59         631              (8)          863
                                                    -------    -------    -------     -------        --------       -------
Total assets......................................  $15,580    $14,922    $ 9,982     $30,375        $(39,219)      $31,640
                                                    =======    =======    =======     =======        ========       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable..................................  $    20    $    --    $    11     $   965        $     --       $   996
Participations, royalties and programming
  costs payable...................................       --         --         31       1,168              --         1,199
Debt due within one year..........................       --         --         --          19              --            19
Other current liabilities.........................      308        229        176       1,705             (14)        2,404
                                                    -------    -------    -------     -------        --------       -------
Total current liabilities.........................      328        229        218       3,857             (14)        4,618
Long-term debt....................................    1,584      7,346        747       1,248              --        10,925
Debt due to affiliates............................       --         --      1,647         158          (1,805)           --
Borrowings against future stock option proceeds...      895         --         --          --              --           895
Deferred income taxes.............................    3,491      3,324        246       3,570          (7,140)        3,491
Unearned portion of paid subscriptions............       --         --         --         741              --           741
Other liabilities.................................      430         --        116         997              --         1,543
TW Companies-obligated mandatorily redeemable
  preferred securities of a subsidiary holding
  solely subordinated debentures of TW
  Companies.......................................       --         --         --         575              --           575
SHAREHOLDERS' EQUITY
Due to (from) Time Warner and subsidiaries........       --     (2,313)      (479)     (2,317)          5,109            --
Other shareholders' equity........................    8,852      6,336      7,487      21,546         (35,369)        8,852
                                                    -------    -------    -------     -------        --------       -------
Total shareholders' equity........................    8,852      4,023      7,008      19,229         (30,260)        8,852
                                                    -------    -------    -------     -------        --------       -------
Total liabilities and shareholders' equity........  $15,580    $14,922    $ 9,982     $30,375        $(39,219)      $31,640
                                                    =======    =======    =======     =======        ========       =======

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1997

                                                                                        NON-                          TIME
                                                     TIME        TW                  GUARANTOR                       WARNER
                                                    WARNER    COMPANIES     TBS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -------   ---------   -------   ------------   ------------   ------------
                                                                                    (MILLIONS)
ASSETS
CURRENT ASSETS
Cash and equivalents..............................  $    --    $   372    $     9     $   264        $     --       $   645
Receivables, net..................................       34         82          9       2,350             (28)        2,447
Inventories.......................................       --         --        112         718              --           830
Prepaid expenses..................................       21         14          5       1,063             (14)        1,089
                                                    -------    -------    -------     -------        --------       -------
Total current assets..............................       55        468        135       4,395             (42)        5,011
Noncurrent inventories............................       --         --        123       1,643              --         1,766
Investments in and amounts due to and from
  consolidated subsidiaries.......................   16,189     14,995      9,950          --         (41,134)           --
Investments in and amounts due to and from
  Entertainment Group.............................       --        970         --       4,620             (41)        5,549
Other investments.................................      106          1         24       1,957            (593)        1,495
Property, plant and equipment, net................       68         --         48       1,973              --         2,089
Music catalogues, contracts and copyrights........       --         --         --         928              --           928
Cable television and sports franchises............       --         --         --       3,982              --         3,982
Goodwill..........................................       --         --         --      12,572              --        12,572
Other assets......................................       54        124        118         483              (8)          771
                                                    -------    -------    -------     -------        --------       -------
Total assets......................................  $16,472    $16,558    $10,398     $32,553        $(41,818)      $34,163
                                                    =======    =======    =======     =======        ========       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable..................................  $    24    $    --    $    11     $   877        $     --       $   912
Participations, royalties and programming costs
  payable.........................................       --         --         10       1,062              --         1,072
Debt due within one year..........................       --         --         --           8              --             8
Other current liabilities.........................      442        284        234       1,371              48         2,379
                                                    -------    -------    -------     -------        --------       -------
Total current liabilities.........................      466        284        255       3,318              48         4,371
Long-term debt....................................       --      8,462        747       2,624              --        11,833
Debt due to affiliates............................       --         --      1,722         158          (1,880)           --
Borrowings against future stock option proceeds...      533         --         --          --              --           533
Deferred income taxes.............................    3,960      3,797        243       4,040          (8,080)        3,960
Unearned portion of paid subscriptions............       --         --         --         672              --           672
Other liabilities.................................      300         20         90         596              --         1,006
TW Companies-obligated mandatorily redeemable
  preferred securities of a subsidiary holding
  solely subordinated debentures of TW
  Companies.......................................       --         --         --         575              --           575
Series M exchangeable preferred stock.............    1,857         --         --          --              --         1,857
SHAREHOLDERS' EQUITY
Due to (from) Time Warner and subsidiaries........       --     (2,195)        --        (256)          2,451            --
Other shareholders' equity........................    9,356      6,190      7,341      20,826         (34,357)        9,356
                                                    -------    -------    -------     -------        --------       -------
Total shareholders' equity........................    9,356      3,995      7,341      20,570         (31,906)        9,356
                                                    -------    -------    -------     -------        --------       -------
Total liabilities and shareholders' equity........  $16,472    $16,558    $10,398     $32,553        $(41,818)      $34,163
                                                    =======    =======    =======     =======        ========       =======

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                                         NON-                          TIME
                                                        TIME        TW                GUARANTOR                       WARNER
                                                       WARNER    COMPANIES    TBS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       -------   ---------   -----   ------------   ------------   ------------
                                                                                      (MILLIONS)
OPERATIONS
Net income...........................................  $   168    $   150    $ 146     $   730        $(1,026)       $   168
Adjustments for noncash and nonoperating items:
Depreciation and amortization........................       --         --        9       1,169             --          1,178
Noncash interest expense.............................       --         30       --          --             --             30
Excess (deficiency) of distributions over equity in
  pretax income of consolidated subsidiaries.........    1,767       (666)     374          --         (1,475)            --
Excess of distributions over equity in pretax income
  of Entertainment Group.............................       --         --       --         275             67            342
Equity in losses of other investee companies after
  distributions......................................       --         --       --          90             57            147
Changes in operating assets and liabilities..........      212      2,869     (426)       (538)        (2,137)           (20)
                                                       -------    -------    -----     -------        -------        -------
Cash provided by operations..........................    2,147      2,383      103       1,726         (4,514)         1,845
                                                       -------    -------    -----     -------        -------        -------
INVESTING ACTIVITIES
Investments and acquisitions.........................     (213)        --       --          54             --           (159)
Advances to parents and consolidated subsidiaries....       --     (2,716)      --        (263)         2,979             --
Repayments of advances from consolidated
  subsidiaries.......................................       75         --       --          --            (75)            --
Capital expenditures.................................       --         --      (12)       (500)            --           (512)
Investment proceeds..................................       --         --       --         569             --            569
Proceeds received from distribution of TWE Senior
  Capital............................................       --         --       --         455             --            455
                                                       -------    -------    -----     -------        -------        -------
Cash provided (used) by investing activities.........     (138)    (2,716)     (12)        315          2,904            353
                                                       -------    -------    -----     -------        -------        -------
FINANCING ACTIVITIES
Borrowings...........................................    1,584        498       --       1,661             --          3,743
Debt repayments......................................       --       (500)     (75)     (1,817)            75         (2,317)
Change in due to/from parent.........................      220         43       --      (1,798)         1,535             --
Borrowings against future stock option proceeds......    1,015         --       --          --             --          1,015
Repayments of borrowings against future stock option
  proceeds...........................................     (653)        --       --          --             --           (653)
Repurchases of Time Warner common stock..............   (2,240)        --       --          --             --         (2,240)
Redemption of Series M Preferred Stock...............   (2,093)        --       --          --             --         (2,093)
Dividends paid.......................................     (524)        --       --          --             --           (524)
Proceeds received from stock option and dividend
  reinvestment plans.................................      740         --       --          --             --            740
Other, principally financing costs...................      (58)       (14)      --          --             --            (72)
                                                       -------    -------    -----     -------        -------        -------
Cash provided (used) by financing activities.........   (2,009)        27      (75)     (1,954)         1,610         (2,401)
                                                       -------    -------    -----     -------        -------        -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS..........       --       (306)      16          87             --           (203)
                                                       -------    -------    -----     -------        -------        -------
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD..........       --        372        9         264             --            645
                                                       -------    -------    -----     -------        -------        -------
CASH AND EQUIVALENTS AT END OF PERIOD................  $    --    $    66    $  25     $   351        $    --        $   442
                                                       =======    =======    =====     =======        =======        =======

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                        NON-                          TIME
                                                        TIME       TW                GUARANTOR                       WARNER
                                                       WARNER   COMPANIES    TBS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       ------   ---------   -----   ------------   ------------   ------------
                                                                                     (MILLIONS)
OPERATIONS
Net income...........................................  $ 246     $   240    $  86     $   964        $(1,290)       $   246
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt.............     55          51        4          51           (106)            55
Depreciation and amortization........................     --          --       21       1,273             --          1,294
Noncash interest expense.............................     --          95        3          --             --             98
Excess of distributions over equity in pretax income
  of consolidated subsidiaries.......................    558          89      119          --           (766)            --
Deficiency of distributions over equity in pretax
  income of Entertainment Group......................     --          --       --        (248)            41           (207)
Equity in losses (income) of other investee companies
  after distributions................................     --          --       --          (9)            45             36
Changes in operating assets and liabilities..........    (95)        633       13        (668)             3           (114)
                                                       -----     -------    -----     -------        -------        -------
Cash provided by operations..........................    764       1,108      246       1,363         (2,073)         1,408
                                                       -----     -------    -----     -------        -------        -------
INVESTING ACTIVITIES
Investments and acquisitions.........................    (19)         --       --         (94)            --           (113)
Advances to parents and consolidated subsidiaries....   (778)       (134)      --        (113)         1,025             --
Repayments of advances from consolidated
  subsidiaries.......................................     41          --       --         385           (426)            --
Capital expenditures.................................     --          --      (11)       (563)            --           (574)
Investment proceeds..................................     --          --       --         187             --            187
Proceeds received from distribution of TWE Senior
  Capital............................................     --          --       --         455             --            455
                                                       -----     -------    -----     -------        -------        -------
Cash provided (used) by investing activities.........   (756)       (134)     (11)        257            599            (45)
                                                       -----     -------    -----     -------        -------        -------
FINANCING ACTIVITIES
Borrowings...........................................     --       2,443      737       3,104           (871)         5,413
Debt repayments......................................     --      (1,887)    (963)     (3,544)            --         (6,394)
Change in due to/from parent.........................    113      (1,281)      --      (1,177)         2,345             --
Borrowings against future stock option proceeds......    230          --       --          --             --            230
Repayments of borrowings against future stock option
  proceeds...........................................   (185)         --       --          --             --           (185)
Repurchases of Time Warner common stock..............   (344)         --       --          --             --           (344)
Dividends paid.......................................   (338)         --       --          --             --           (338)
Proceeds received from stock option and dividend
  reinvestment plans.................................    454          --       --          --             --            454
Other, principally financing costs...................     --         (14)      --         (54)            --            (68)
                                                       -----     -------    -----     -------        -------        -------
Cash used by financing activities....................    (70)       (739)    (226)     (1,671)         1,474         (1,232)
                                                       -----     -------    -----     -------        -------        -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS..........    (62)        235        9         (51)            --            131
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD..........     62         137       --         315             --            514
                                                       -----     -------    -----     -------        -------        -------
CASH AND EQUIVALENTS AT END OF PERIOD................  $  --     $   372    $   9     $   264        $    --        $   645
                                                       =====     =======    =====     =======        =======        =======

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                                        NON-                          TIME
                                                     TIME        TW                  GUARANTOR                       WARNER
                                                    WARNER    COMPANIES     TBS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -------   ---------   -------   ------------   ------------   ------------
                                                                                    (MILLIONS)
OPERATIONS
Net income (loss).................................  $    59    $  (180)   $     3     $   280        $  (353)       $  (191)
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt..........       --         35         --          --             --             35
Depreciation and amortization.....................       --         --          6         982             --            988
Noncash interest expense..........................       --         91          5          --             --             96
Excess (deficiency) of distributions over equity
  in pretax income of consolidated subsidiaries...      213       (330)        91          --             26             --
Deficiency of distributions over equity in pretax
  income of Entertainment Group...................       --         --         --         (62)            --            (62)
Equity in income of other investee companies after
  distributions...................................       --         --         --         (53)            --            (53)
Changes in operating assets and liabilities.......       35        530        (27)       (685)          (413)          (560)
                                                    -------    -------    -------     -------        -------        -------
Cash provided by operations.......................      307        146         78         462           (740)           253
                                                    -------    -------    -------     -------        -------        -------
INVESTING ACTIVITIES
Investments and acquisitions......................       58         --         --        (293)           (26)          (261)
Advances to parents and consolidated
  subsidiaries....................................   (1,300)      (155)        --          --          1,455             --
Repayments of advances from consolidated
  subsidiaries....................................    1,000         --         --          --         (1,000)            --
Capital expenditures..............................       --         --         (5)       (476)            --           (481)
Investment proceeds...............................       --         --         --         318             --            318
                                                    -------    -------    -------     -------        -------        -------
Cash used by investing activities.................     (242)      (155)        (5)       (451)           429           (424)
                                                    -------    -------    -------     -------        -------        -------
FINANCING ACTIVITIES
Borrowings........................................       --        864        985       2,591         (1,009)         3,431
Debt repayments...................................       --     (1,634)    (1,058)     (2,579)            --         (5,271)
Change in due to/from parent......................       --     (1,349)        --          29          1,320             --
Borrowings against future stock option proceeds...       63        425         --          --             --            488
Repurchases of Time Warner common stock...........       (4)      (452)        --          --             --           (456)
Issuance of Series M Preferred Stock..............       --      1,550         --          --             --          1,550
Dividends paid....................................      (84)      (203)        --          --             --           (287)
Proceeds received from stock option and dividend
  reinvestment plans..............................       22         83         --          --             --            105
Other, principally financing costs................       --        (60)        --          --             --            (60)
                                                    -------    -------    -------     -------        -------        -------
Cash provided (used) by financing activities......       (3)      (776)       (73)         41            311           (500)
                                                    -------    -------    -------     -------        -------        -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS.......       62       (785)        --          52             --           (671)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.......       --        922         --         263             --          1,185
                                                    -------    -------    -------     -------        -------        -------
CASH AND EQUIVALENTS AT END OF PERIOD.............  $    62    $   137    $    --     $   315        $    --        $   514
                                                    =======    =======    =======     =======        =======        =======

                                TIME WARNER INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              ADDITIONS
                                                BALANCE AT    CHARGED TO                      BALANCE
                                                BEGINNING     COSTS AND                       AT END
DESCRIPTION                                     OF PERIOD      EXPENSES     DEDUCTIONS       OF PERIOD
-----------                                     ----------    ----------    ----------       ---------
                                                                      (MILLIONS)
1998:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts.............    $ 311        $   323       $  (318)(c)      $  316
  Reserves for sales returns and allowances...      680          2,490        (2,479)(d)(e)      691
                                                  -----        -------       -------          ------
Total.........................................    $ 991        $ 2,813       $(2,797)         $1,007
                                                  =====        =======       =======          ======
Reserves deducted from amounts due to
  publishers (accounts payable)
  Allowance for magazine and book returns.....    $(171)       $(1,206)      $ 1,157(e)       $ (220)
                                                  =====        =======       =======          ======
1997:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts.............    $ 236        $   379       $  (304)(c)      $  311
  Reserves for sales returns and allowances...      740          2,599        (2,659)(d)(e)      680
                                                  -----        -------       -------          ------
Total.........................................    $ 976        $ 2,978       $(2,963)         $  991
                                                  =====        =======       =======          ======
Reserves deducted from amounts due to
  publishers (accounts payable)
  Allowance for magazine and book returns.....    $(179)       $(1,070)      $ 1,078(e)       $ (171)
                                                  =====        =======       =======          ======
1996:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts.............    $ 188        $   312(a)    $  (264)(c)      $  236
  Reserves for sales returns and allowances...      598          2,628(b)     (2,486)(d)(e)      740
                                                  -----        -------       -------          ------
Total.........................................    $ 786        $ 2,940       $(2,750)         $  976
                                                  =====        =======       =======          ======
Reserves deducted from amounts due to
  publishers (accounts payable)
  Allowance for magazine and book returns.....    $(163)       $(1,023)      $ 1,007(e)       $ (179)
                                                  =====        =======       =======          ======

---------------
(a) Includes $40 million charged to other accounts in connection with the allocation of Time Warner's cost to acquire the remaining 80% interest in TBS that it did not already own.

(b) Includes $21 million charged to other accounts in connection with the allocation of Time Warner's cost to acquire the remaining 80% interest in TBS that it did not already own.

(c) Represents uncollectible receivables charged against reserve.

(d) Represents returns or allowances applied against reserve.

(e) The distribution of magazines and books not owned by Time Warner results in a receivable recorded at the sales price and a corresponding liability to the publisher recorded at the sales price less the distribution commission recognized by Time Warner as revenue. Therefore, it would be misleading to compare magazine and book revenues to the provision charged to the reserve for magazine and book returns that is deducted from accounts receivable without also considering the related offsetting activity in the reserve for magazine and book returns that is deducted from the liability due to the publishers.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

DESCRIPTION OF BUSINESS

     Time Warner Entertainment Company, L.P. ("TWE" or the "Company") classifies its business interests into three fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems. TWE also manages the cable properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable.

USE OF EBITA

     TWE evaluates operating performance based on several factors, of which the primary financial measure is operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of Warner Communications Inc. in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation in 1992. The exclusion of noncash amortization charges also is consistent with management's belief that TWE's intangible assets, such as cable television franchises, film and television libraries and the goodwill associated with its brands, generally are increasing in value and importance to TWE's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

     As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in each period.

     For 1998, these significant transactions related to TWE's cable business and included (i) the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership ("TWE-A/N"), subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests in TWE-A/N, as well as certain related transactions (collectively, the "TWE-A/N Transfers"), (ii) the transfer of TWE's and TWE-A/N's direct broadcast satellite operations and related assets to Primestar, Inc. ("Primestar"), a separate holding company (the "Primestar Roll-up Transaction"), (iii) the reorganization of Time Warner Cable's Time Warner Telecom operations into a separate entity named Time Warner Telecom LLC (the "Time Warner Telecom Reorganization") and (iv) the formation of a joint venture to operate and expand Time Warner Cable's and MediaOne Group Inc.'s ("MediaOne") existing high-speed online businesses (the "Road Runner Joint Venture" and collectively, the "1998 Cable Transactions").

     In addition, there were a number of other significant, nonrecurring items recognized in 1998 and 1997, consisting of (i) net pretax gains in the amount of approximately $90 million in 1998 and $200 million in 1997 relating to the sale or exchange of various cable television systems, (ii) a pretax gain of approximately $250 million in 1997 relating to the sale of its interest in E! Entertainment Television, Inc. ("E! Entertainment"), (iii) a charge of approximately $210 million in 1998 principally to reduce the carrying value of its interest in Primestar and (iv) an extraordinary loss of $23 million in 1997 on the retirement of debt.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     In order to meaningfully assess underlying operating trends, management believes that the results of operations for 1998 and 1997 should be analyzed after excluding the effects of these significant nonrecurring items. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

RESULTS OF OPERATIONS

1998 VS. 1997

     EBITA and operating income in 1998 and 1997 are as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                       EBITA          OPERATING INCOME
                                                  ----------------    ----------------
                                                   1998      1997      1998      1997
                                                  ------    ------    ------    ------
                                                               (MILLIONS)
Filmed Entertainment-Warner Bros................  $  498    $  387    $  369    $  264
Broadcasting-The WB Network.....................     (93)      (88)      (96)      (88)
Cable Networks-HBO..............................     454       391       454       391
Cable(1)........................................   1,369     1,184       992       877
                                                  ------    ------    ------    ------
Total...........................................  $2,228    $1,874    $1,719    $1,444
                                                  ======    ======    ======    ======

---------------
(1) Includes net gains of approximately $90 million and $200 million recognized in 1998 and 1997, respectively, related to the sale or exchange of certain cable television systems.

     TWE had revenues of $12.246 billion and net income of $326 million for the year ended December 31, 1998, compared to revenues of $11.318 billion, income of $637 million before an extraordinary loss on the retirement of debt and net income of $614 million for the year ended December 31, 1997.

     As previously described, the comparability of TWE's operating results for 1998 and 1997 has been affected by certain significant nonrecurring items recognized in each period, consisting of gains and losses relating to the sale or exchange of cable television systems and other investment-related activity. These nonrecurring items amounted to approximately $120 million of net pretax losses in 1998, compared to approximately $450 million of net pretax gains in 1997. In addition, net income in 1997 included an extraordinary loss on the retirement of debt of $23 million.

     TWE's net income decreased to $326 million in 1998, compared to $614 million in 1997. However, excluding the significant effect of the nonrecurring items referred to above, net income increased by $229 million to $460 million in 1998, compared to $231 million in 1997. As discussed more fully below, this improvement principally resulted from an overall increase in TWE's business segment operating income (including the positive effect of the TWE-A/N Transfers), offset in part by an increase in interest expense associated with the TWE-A/N Transfers and higher losses from certain investments accounted for under the equity method of accounting.

     As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $92 million in the year ended December 31, 1998, and $85 million in the year ended December 31, 1997, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

     Filmed Entertainment-Warner Bros. Revenues increased to $6.051 billion, compared to $5.462 billion in 1997. EBITA increased to $498 million from $387 million. Operating income increased to $369 million

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

from $264 million. Revenues benefited from a significant increase in licensing fees from television production and distribution operations, principally relating to the initial off-network domestic syndication availability of Friends and the initial off-network basic cable availability of ER, as well as an increase in revenues from consumer products licensing operations. EBITA and operating income benefited principally from the revenue gains and cost savings, offset in part by lower international syndication sales of library product and lower results from theatrical releases. In addition, EBITA and operating income for each period included certain one-time gains on the sale of assets that were comparable in amount and therefore, did not have any significant effect on operating trends.

     Broadcasting-The WB Network. Revenues increased to $260 million, compared to $136 million in 1997. EBITA decreased to a loss of $93 million from a loss of $88 million. Operating losses increased to $96 million from $88 million. Revenues increased as a result of higher advertising sales relating to improved television ratings and the addition of a fourth night of prime-time programming in January 1998 and a fifth night in September 1998. Despite the revenue increase, operating losses increased because of a lower allocation of losses to a minority partner in the network. However, excluding this minority interest effect, operating losses improved principally as a result of the revenue gains, which outweighed higher programming costs associated with the expanded programming schedule.

     Cable Networks-HBO. Revenues increased to $2.052 billion, compared to $1.923 billion in 1997. EBITA and operating income increased to $454 million from $391 million. Revenues benefited primarily from an increase in subscriptions to 34.6 million from 33.6 million at the end of 1997. EBITA and operating income improved principally as a result of the revenue gains and, to a lesser extent, cost savings and higher income from Comedy Central, a 50%-owned equity investee.

     Cable. Revenues increased to $4.378 billion, compared to $4.243 billion in 1997. EBITA increased to $1.369 billion from $1.184 billion. Operating income increased to $992 million from $877 million. The Cable division's 1998 operating results were positively affected by the aggregate net impact of the 1998 Cable Transactions. Excluding the effect of the 1998 Cable Transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates and an increase in advertising revenues. Similarly excluding the effect of the 1998 Cable Transactions, EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher depreciation related to capital spending and approximately $110 million of lower, net pretax gains relating to the sale or exchange of certain cable television systems.

     As of December 31, 1998, including the cable operations of TWE-A/N and Time Warner, there were 12.6 million subscribers under the management of TWE's Cable division, as compared to 12.0 million subscribers at the end of 1997. The number of subscribers at the end of 1997 excludes all direct broadcast satellite subscribers that were transferred to Primestar in 1998 in connection with the Primestar Roll-up Transaction.

     Interest and Other, Net. Interest and other, net, increased to $965 million, compared to $345 million in 1997. Interest expense increased to $566 million, compared to $490 million in 1997 principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $399 million in 1998, compared to other income, net, of $145 million in 1997, primarily due to lower investment-related income, as well as higher losses associated with TWE's asset securitization program. The significant decrease in investment-related income principally resulted from the absence of an approximate $250 million pretax gain recognized in 1997 in connection with the sale of an interest in E! Entertainment, the inclusion of an approximate $210 million charge recorded in 1998 principally to reduce the carrying value of an interest in Primestar and higher losses in 1998 from certain investments accounted for under the equity method of accounting.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

1997 VS. 1996

     EBITA and operating income in 1997 and 1996 are as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                       EBITA          OPERATING INCOME
                                                  ----------------    ----------------
                                                   1997      1996      1997      1996
                                                  ------    ------    ------    ------
                                                               (MILLIONS)
Filmed Entertainment-Warner Bros. ..............  $  387    $  367    $  264    $  242
Broadcasting-The WB Network.....................     (88)      (98)      (88)      (98)
Cable Networks-HBO..............................     391       328       391       328
Cable(1)........................................   1,184       917       877       606
                                                  ------    ------    ------    ------
Total...........................................  $1,874    $1,514    $1,444    $1,078
                                                  ======    ======    ======    ======

---------------
(1) Includes net gains of approximately $200 million recognized in 1997 related to the sale or exchange of certain cable television systems.

     TWE had revenues of $11.318 billion, income of $637 million before an extraordinary loss on the retirement of debt and net income of $614 million for the year ended December 31, 1997, compared to revenues of $10.852 billion and net income of $210 million for the year ended December 31, 1996.

     As previously described, the comparability of TWE's operating results for 1997 and 1996 has been affected by certain significant nonrecurring items recognized in 1997, consisting of net pretax gains relating to the sale or exchange of cable television systems and other investment-related activity. These nonrecurring items amounted to approximately $450 million of net pretax gains in 1997. In addition, net income in 1997 included an extraordinary loss on the retirement of debt of $23 million.

     TWE's net income increased to $614 million in 1997, compared to $210 million in 1996. Excluding the significant effect of the nonrecurring items referred to above, net income increased by $21 million to $231 million in 1997, compared to $210 million in 1996. As discussed more fully below, this improvement principally resulted from an overall increase in EBITA and operating income generated by TWE's business segments, offset in part by an increase in minority interest expense related to TWE-A/N.

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

     Broadcasting-The WB Network. Revenues increased to $136 million, compared to $87 million in 1996. EBITA and operating losses improved to a loss of $88 million from a loss of $98 million. The increase in revenues primarily resulted from the expansion of programming in September 1996 to three nights of prime-time scheduling and the expansion of Kids' WB!, the network's animated programming lineup on Saturday

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

mornings and weekdays. The 1997 operating loss improved principally as a result of the revenue gains and the effect of an increase in a limited partner's interest in the network that occurred in early 1997.

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

     Cable. Revenues increased to $4.243 billion, compared to $3.851 billion in 1996. EBITA increased to $1.184 billion from $917 million. Operating income increased to $877 million from $606 million. Revenues benefited from an increase in basic cable and Primestar-related, direct broadcast satellite subscribers, increases in regulated cable rates and an increase in advertising and pay-per-view revenues. EBITA and operating income increased principally as a result of the revenue gains, as well as net gains of approximately $200 million recognized in 1997 in connection with the sale or exchange of certain cable systems. The increases in EBITA and operating income were partially offset by higher depreciation relating to capital spending.

     As of December 31, 1997, including Primestar-related, direct broadcast satellite subscribers and the cable operations of TWE-A/N and Time Warner, there were 12.6 million subscribers under the management of TWE's Cable division, as compared to 12.3 million subscribers at the end of 1996.

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

FINANCIAL CONDITION AND LIQUIDITY

DECEMBER 31, 1998

1998 FINANCIAL CONDITION

     At December 31, 1998, TWE had $6.6 billion of debt, $87 million of cash and equivalents (net debt of $6.5 billion), $217 million of preferred stock of a subsidiary, $603 million of Time Warner General Partners' Senior Capital and $5.1 billion of partners' capital, compared to $6.0 billion of debt, $322 million of cash and equivalents (net debt of $5.7 billion), $233 million of preferred stock of a subsidiary, $1.1 billion of Time Warner General Partners' Senior Capital and $6.3 billion of partners' capital at December 31, 1997. Net debt increased in 1998 principally as a result of the TWE-A/N Transfers and increased borrowings to fund cash distributions paid to Time Warner, partially offset by approximately $650 million of debt reduction associated with the formation of a cable television joint venture in Texas (the "Texas Cable Joint Venture") with TCI Communications, Inc. ("TCI"), a subsidiary of Tele-Communications, Inc.

CREDIT STATISTICS

     TWE's financial ratios, consisting of commonly used financial measures such as leverage and coverage ratios, are used by credit rating agencies and other credit analysts to measure the ability of a company to repay debt (leverage) and to pay interest (coverage). The leverage ratio represents the ratio of total debt, less cash to total business segment operating income before depreciation and amortization, less corporate expenses

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

("Adjusted EBITDA"). The coverage ratio represents the ratio of Adjusted EBITDA to total interest expense. Those ratios are set forth below:

                                                              1998    1997    1996
                                                              ----    ----    ----
Leverage ratio..............................................   2.1x    2.1x    2.4x
Interest coverage ratio(a)..................................   5.3x    5.4x    4.7x

---------------
(a) Includes dividends related to the preferred stock of a subsidiary.

CASH FLOWS

     In 1998, TWE's cash provided by operations amounted to $2.288 billion and reflected $2.228 billion of EBITA from the Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $927 million of noncash depreciation expense and $166 million from the securitization of backlog, less $537 million of interest payments, $91 million of income taxes, $72 million of corporate expenses and $333 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.834 billion in 1997 reflected $1.874 billion of business segment EBITA, $940 million of noncash depreciation expense and $300 million from the securitization of backlog, less $493 million of interest payments, $95 million of income taxes, $72 million of corporate expenses and $620 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

     Cash used by investing activities was $745 million in 1998, compared to $1.252 billion in 1997, principally as a result of a $761 million increase in investment proceeds, offset in part by a reduction of cash flows from investments and acquisitions related to the deconsolidation of approximately $200 million of cash of Paragon Communications in connection with the TWE-A/N Transfers. Investment proceeds increased principally due to TWE's debt reduction efforts, including proceeds from the sale of TWE's remaining interest in Six Flags Entertainment Corporation and the receipt of approximately $650 million of proceeds upon the formation of the Texas Cable Joint Venture with TCI. Capital expenditures were $1.603 billion in 1998, and $1.565 billion in 1997.

     Cash used by financing activities was $1.778 million in 1998, compared to $476 million in 1997. The use of cash in 1998 principally reflected $1.153 billion of distributions paid to Time Warner and the use of investment proceeds to reduce debt in connection with TWE's debt reduction efforts. The use of cash in 1997 principally reflected $934 million of distributions paid to Time Warner, offset in part by $243 million of aggregate net proceeds from the issuance of preferred stock of a subsidiary and an increase in borrowings used to fund cash distributions to Time Warner.

     Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

     Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will keep the business positioned for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $1.451 billion in 1998, compared to $1.401 billion in 1997. Capital spending by TWE's Cable division for 1999 is budgeted to be approximately $1.2 billion and is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the Federal Communications Commission (the "FCC") in 1996 to invest a total of $4 billion in capital costs in connection with the upgrade

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

of its cable infrastructure. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, TWE-A/N and Time Warner. As of December 31, 1998, Time Warner Cable had approximately $1 billion remaining under this commitment, of which approximately $700 million is expected to be incurred for the upgrade of TWE's and TWE-A/N's owned and managed cable television systems. Management expects to satisfy this commitment by December 31, 2000 when Time Warner Cable's technological upgrade of its cable television systems is scheduled to be substantially completed.

CABLE STRATEGY

     In addition to using cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of cable television systems and develop new services, Time Warner, TWE and TWE-A/N have completed or announced a series of transactions over the past year related to the cable television business and related ancillary businesses. These transactions consist of the TWE-A/N Transfers, the Primestar Roll-up Transaction, the Time Warner Telecom Reorganization, the formation of the Road Runner Joint Venture, the formation of the Texas Cable Joint Venture and other TCI-related cable transactions and the anticipated formation with AT&T Corp. ("AT&T") of a cable telephony joint venture (the "AT&T Cable Telephony Joint Venture").

     Except for the TWE-A/N Transfers, these transactions have reduced, or will reduce, either existing debt and/or TWE's share of future funding requirements for these businesses. In addition, the formation of the Road Runner Joint Venture and, ultimately, the AT&T Cable Telephony Joint Venture, when completed, will enable Time Warner Cable to leverage its technologically advanced, high-capacity cable architecture into new opportunities to create incremental value through the development and exploitation of new services with strategic partners, such as AT&T, Microsoft Corp. and Compaq Computer Corp.

     The proposed AT&T Cable Telephony Joint Venture is discussed more fully below and the other transactions are described in Note 2 to the accompanying consolidated financial statements.

  AT&T Cable Telephony Joint Venture

     In February 1999, Time Warner, TWE and AT&T announced their intention to form a strategic joint venture. This joint venture will offer AT&T-branded cable telephony service to residential and small business customers over Time Warner Cable's television systems for up to a twenty-year period. This transaction effectively will allow Time Warner Cable to leverage its existing cable infrastructure into a new growth opportunity in a non-core business, without the need for any incremental capital investment.

     Under the preliminary terms announced by the parties, the joint venture will be owned 22.5% by Time Warner Cable and 77.5% by AT&T. AT&T will be responsible for funding all of the joint venture's negative cash flow and Time Warner Cable's equity interest in the joint venture will not be diluted as a result of AT&T's funding obligations. Because AT&T is expected to have significant funding obligations through at least the first three years of the joint venture's operations when capital will be deployed and services first rolled-out, Time Warner Cable expects to benefit from the additional value created from its "carried" interest.

     In addition to its equity interest, Time Warner Cable is expected to receive the following payments from the joint venture:

     (i) Approximately $300 million of initial access fees, based on a rate of $15 per home passed that is payable in two annual installments once a particular service area has been upgraded and powered for cable telephony service. Time Warner Cable is expected to receive additional access fees in the future as its cable television systems continue to pass new homes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     (ii) Recurring monthly subscriber fees in the initial amount of $1.50 per telephony subscriber, to be adjusted periodically to up to $6.00 per telephony subscriber in the sixth year of providing cable telephony service to any particular area. In addition, the joint venture is expected to guarantee certain minimum penetration levels to Time Warner Cable, ranging from 5% in the second year of providing cable telephony service to any particular area to up to 25% in the sixth year and thereafter.

     (iii) Additional monthly subscriber fees equal to 15% of the excess, if any, of monthly average cable telephony revenues in a particular service area over $100, after the fifth year of providing cable telephony service to any particular area.

     Further, management believes that the opportunity for consumers to select one provider of AT&T-branded, "all-distance" wireline and wireless communication services will contribute to increased cable television penetration in Time Warner Cable's service areas and the continuing growth in Time Warner Cable's revenues from the delivery of cable television services.

     This transaction is expected to close in the second half of 1999, subject to the execution of definitive agreements by the parties and customary closing conditions, including the approval of Advance/Newhouse and MediaOne and all necessary governmental and regulatory approvals. There can be no assurance that such agreements will be completed or that such approvals will be obtained.

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

     Because TWE normally owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the home videocassette in the 1980's and, potentially, the current exploitation of the digital video disc, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in TWE's consolidated balance sheet.

  Warner Bros. Backlog

     Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $2.298 billion at December 31, 1998 (including amounts relating to TWE's cable television networks of $199 million and $570 million to Time Warner's cable television networks).

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are received periodically over the term of the related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

FOREIGN CURRENCY RISK MANAGEMENT

     Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1998, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange contracts by purchasing an offsetting purchase contract. At December 31, 1998, Time Warner had contracts for the sale of $755 million and the purchase of $259 million of foreign currencies at fixed rates. Of Time Warner's $496 million net sale contract position, $298 million of the foreign exchange sale contracts and $101 million of the foreign exchange purchase contracts related to TWE's foreign currency exposure, compared to contracts for the sale of $105 million of foreign currencies at December 31, 1997.

     Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure at December 31, 1998, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1998 would result in approximately $10 million of unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1998 would result in $10 million of unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

GLOBAL FINANCIAL MARKETS

     During 1998, certain financial markets, mainly Brazil, Russia and a number of Asian countries, experienced significant instability. Because less than 5% of the revenues of TWE are derived from the sale of products and services in these countries, management does not believe that the state of these financial markets poses a material risk to the operations of TWE.

EURO CONVERSION

     Effective January 1, 1999, the "euro" was established as a single currency valid in more than two-thirds of the member countries of the European Union. These member countries have a three-year transitional period to physically convert their sovereign currencies to the euro. By July 1, 2002, all participating member countries must eliminate their currencies and replace their legal tender with euro-denominated bills and coins.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

Notwithstanding this transitional period, many commercial transactions are expected to become euro-denominated well before the July 2002 deadline. Accordingly, TWE continues to evaluate the short-term and long-term effects of the euro conversion on its European Operations, principally filmed entertainment.

     TWE believes that the most significant short-term impact of the euro conversion is the need to modify its accounting and information systems to handle an increasing volume of transactions during the transitional period in both the euro and sovereign currencies of the participating member countries. TWE has identified its accounting and information systems in need of modification and an action plan has been formulated to address the nature and timing of remediation efforts. Remediation efforts have begun and the plan is expected to be substantially completed well before the end of the transitional period. This timetable will be adjusted, if necessary, to meet the anticipated needs of TWE's vendors and customers. Based on preliminary information, costs to modify its accounting and information systems are not expected to be material.

     TWE believes that the most significant long-term business risk of the euro conversion may be increased pricing pressures for its products and services brought about by heightened consumer awareness of possible cross-border price differences. However, TWE believes that these business risks may be offset to some extent by lower material costs, other cost savings and marketing opportunities. Notwithstanding such risks, management does not believe that the euro conversion will have a material effect on TWE's financial position, results of operations or cash flows in future periods.

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

     TWE's exposure to potential Year 2000 problems arises both in technological operations under the control of the Company and in those dependent on one or more third parties. These technological operations include information technology ("IT") systems and non-IT systems, including those with embedded technology, hardware and software. Most of TWE's potential Year 2000 exposures are dependent to some degree on one or more third parties. Failure to achieve high levels of Year 2000 compliance could have a material adverse impact on TWE and its financial statements.

     The Company's Year 2000 initiative is being conducted at the operational level by divisional project managers and senior technology executives overseen by senior divisional executives, with assistance internally as well as from outside professionals. The progress of each division through the different phases of remediation-inventorying, assessment, remediation planning, implementation and final testing-is actively overseen and reviewed on a regular basis by an executive oversight group.

     The Company has generally completed the process of identifying potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls. The Company and its divisions have identified approximately 600 worldwide, "mission critical" potential exposures. Of these, as of December 31, 1998, approximately 41% have been identified by the divisions as Year 2000 compliant, approximately 41% as in the remediation implementation or final testing stages, approximately 18% as in the remediation planning stage and less than 1% as in the assessment stage. The Company currently expects that the assessment phase for these few remaining potential

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

exposures should be completed during the first quarter of 1999 and that remediation with respect to approximately 80% of all these identified operations will be substantially completed in all material respects by the end of the second quarter of 1999. The Company, however, could experience unexpected delays. The Company is currently planning to impose a "quiet" period at the beginning of the fourth quarter of 1999 during which any remaining remediation involving installation or modification of systems that interface with other systems will be minimized to permit the Company to conduct testing in a stable environment.

     As stated above, however, the Company's business is heavily dependent on third parties and these parties are themselves heavily dependent on technology. In some cases, the Company's third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. For example, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes was not Year 2000 compliant as of December 31, 1998. The box manufacturers are working with cable industry groups and have developed solutions that the Company is installing in its headend equipment. It is currently expected that these solutions will be substantially implemented by the end of the second quarter of 1999. In other cases, the Company's third party dependence is on suppliers of products or services that are themselves computer-intensive. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Similarly, because the Company is also a programming supplier, third-party signal delivery problems could affect its ability to deliver its programming to its customers. The Company has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of ascertaining their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. Moreover, TWE is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. TWE is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Company is uncertain about the anticipated Year 2000 readiness of a significant third party, the Company is investigating available alternatives, if any.

     The Company currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $50 to $85 million, of which an estimated 45% to 55% has been incurred through December 31, 1998. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. The Company anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

     Management believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, the Company has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control. In the event that the Company does not complete any of its currently planned additional remediation prior to the Year 2000, management believes that the Company could experience significant difficulty in producing and delivering its products and services and conducting its business in the Year 2000 as it has in the past. In addition, disruptions experienced by third parties with which the Company does business as well as by the economy generally could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     The Company has been focusing its efforts on identification and remediation of its Year 2000 exposures and has not yet developed significant, specific contingency plans in the event it does not successfully complete all phases of its Year 2000 program. The Company, however, has begun to examine its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000-related problems. The Company intends to examine its status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information or otherwise.

     TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings and:

     - For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS; increases in government regulation of cable or equipment rates (or any failure to reduce rate regulation as is presently mandated by statute) or other terms of service (such as "digital must-carry" or "unbundling" requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as high-speed online services or telephony over cable or video on demand) to function properly, to appeal to enough consumers or to be available at reasonable prices and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

     - For TWE's cable programming and television businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of advertising to economic cyclicality; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

     - For TWE's film and television businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; increases in production costs generally; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks,

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

       which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

     - The ability of the Company and its key service providers, vendors, suppliers, customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue, including their ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of the Company's remediation plans and the ability of third parties to address adequately their own Year 2000 issues.

     In addition, TWE's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, consequences of the euro conversion and changes in TWE's plans, strategies and intentions.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                                   (MILLIONS)

                                                               1998       1997
                                                              -------    -------
ASSETS
CURRENT ASSETS
Cash and equivalents........................................  $    87    $   322
Receivables, including $765 and $385 million due from Time
  Warner, less allowances of $506 and $424 million..........    2,618      1,914
Inventories.................................................    1,312      1,204
Prepaid expenses............................................      166        182
                                                              -------    -------
Total current assets........................................    4,183      3,622

Noncurrent inventories......................................    2,327      2,254
Loan receivable from Time Warner............................      400        400
Investments.................................................      886        315
Property, plant and equipment, net..........................    6,041      6,557
Cable television franchises.................................    3,773      3,063
Goodwill....................................................    3,854      3,859
Other assets................................................      766        661
                                                              -------    -------
Total assets................................................  $22,230    $20,731
                                                              =======    =======
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable............................................  $ 1,473    $ 1,123
Participations and programming costs payable................    1,515      1,176
Debt due within one year....................................        6          8
Other current liabilities, including $370 and $184 million
  due to Time Warner........................................    1,942      1,667
                                                              -------    -------
Total current liabilities...................................    4,936      3,974

Long-term debt..............................................    6,578      5,990
Other long-term liabilities, including $1.130 billion and
  $477 million due to Time Warner...........................    3,267      1,873
Minority interests..........................................    1,522      1,210
Preferred stock of subsidiary holding solely a mortgage note
  of its parent.............................................      217        233
Time Warner General Partners' Senior Capital................      603      1,118

PARTNERS' CAPITAL
Contributed capital.........................................    7,341      7,537
Undistributed partnership earnings (deficit)................   (2,234)    (1,204)
                                                              -------    -------
Total partners' capital.....................................    5,107      6,333
                                                              -------    -------
Total liabilities and partners' capital.....................  $22,230    $20,731
                                                              =======    =======

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                               1998       1997       1996
                                                              -------    -------    -------
Revenues (a)................................................  $12,246    $11,318    $10,852
                                                              -------    -------    -------
Cost of revenues (a)(b).....................................    8,196      7,406      7,441
Selling, general and administrative (a)(b)..................    2,331      2,468      2,333
                                                              -------    -------    -------

Operating expenses..........................................   10,527      9,874      9,774
                                                              -------    -------    -------

Business segment operating income...........................    1,719      1,444      1,078
Interest and other, net (a).................................     (965)      (345)      (522)
Minority interest...........................................     (264)      (305)      (207)
Corporate services (a)......................................      (72)       (72)       (69)
                                                              -------    -------    -------

Income before income taxes..................................      418        722        280
Income taxes................................................      (92)       (85)       (70)
                                                              -------    -------    -------

Income before extraordinary item............................      326        637        210
Extraordinary loss on retirement of debt....................       --        (23)        --
                                                              -------    -------    -------

Net income..................................................  $   326    $   614    $   210
                                                              =======    =======    =======

---------------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies for the years ended December 31, 1998, 1997 and 1996, respectively: revenues-$695 million, $431 million and $198 million; cost of revenues-$(220) million, $(167) million and $(95) million; selling, general and administrative-$(26) million, $18 million and $(38) million; interest and other, net-$6 million, $30 million and $30 million; and corporate services-$(72) million, $(72) million and $(69) million (Note 14).

(b) Includes depreciation and amortization expense of.......  $ 1,436    $ 1,370    $ 1,235
                                                              =======    =======    =======

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                               1998       1997       1996
                                                              -------    -------    -------
OPERATIONS
Net income..................................................  $   326    $   614    $   210
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt....................       --         23         --
Depreciation and amortization...............................    1,436      1,370      1,235
Equity in losses of investee companies after
  distributions.............................................      149         57         38
Changes in operating assets and liabilities:
  Receivables...............................................     (825)      (273)       (50)
  Inventories...............................................     (238)      (114)      (637)
  Accounts payable and other liabilities....................    1,178        393        970
  Other balance sheet changes...............................      262       (236)       146
                                                              -------    -------    -------

Cash provided by operations.................................    2,288      1,834      1,912
                                                              -------    -------    -------

INVESTING ACTIVITIES
Investments and acquisitions................................     (388)      (172)      (146)
Capital expenditures........................................   (1,603)    (1,565)    (1,719)
Investment proceeds.........................................    1,246        485        612
                                                              -------    -------    -------

Cash used by investing activities...........................     (745)    (1,252)    (1,253)
                                                              -------    -------    -------

FINANCING ACTIVITIES
Borrowings..................................................    1,514      3,400        215
Debt repayments.............................................   (1,898)    (3,085)      (716)
Issuance of preferred stock of subsidiary...................       --        243         --
Collections on note receivable from MediaOne................       --         --        169
Capital distributions.......................................   (1,153)      (934)      (228)
Other.......................................................     (241)      (100)       (92)
                                                              -------    -------    -------

Cash used by financing activities...........................   (1,778)      (476)      (652)
                                                              -------    -------    -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................     (235)       106          7

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................      322        216        209
                                                              -------    -------    -------

CASH AND EQUIVALENTS AT END OF PERIOD.......................  $    87    $   322    $   216
                                                              =======    =======    =======

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (MILLIONS)

                                                                                         PARTNERS' CAPITAL
                                                          TIME WARNER   ----------------------------------------------------
                                                            GENERAL                   UNDISTRIBUTED
                                                           PARTNERS'                   PARTNERSHIP     MEDIAONE      TOTAL
                                                            SENIOR      CONTRIBUTED     EARNINGS         NOTE      PARTNERS'
                                                            CAPITAL       CAPITAL       (DEFICIT)     RECEIVABLE    CAPITAL
                                                          -----------   -----------   -------------   ----------   ---------
BALANCE AT DECEMBER 31, 1995............................    $1,426        $7,522         $  (875)       $(169)      $ 6,478

Net income..............................................                                     210                        210
Increase in unrealized gains on securities..............                                       4                          4
Foreign currency translation adjustments................                                      14                         14
                                                                                         -------                    -------
    Comprehensive income................................                                     228                        228

Stock option and tax-related distributions..............                                    (199)                      (199)
Capital contributions...................................                      15                                         15
Allocation of income....................................       117                          (117)                      (117)
Collections.............................................                                                  169           169
                                                            ------        ------         -------        -----       -------
BALANCE AT DECEMBER 31, 1996............................     1,543         7,537            (963)          --         6,574

Net income..............................................                                     614                        614
Increase in unrealized gains on securities..............                                       7                          7
Foreign currency translation adjustments................                                     (29)                       (29)
                                                                                         -------                    -------
    Comprehensive income................................                                     592                        592

Stock option, tax-related and Senior Capital
  distributions.........................................      (535)                         (723)                      (723)
Allocation of income....................................       110                          (110)                      (110)
                                                            ------        ------         -------        -----       -------
BALANCE AT DECEMBER 31, 1997............................     1,118         7,537          (1,204)          --         6,333

Net income..............................................                                     326                        326
Increase in unrealized gains on securities..............                                       2                          2
Foreign currency translation adjustments................                                      (1)                        (1)
Increase in realized and unrealized losses on derivative
  financial instruments.................................                                      (6)                        (6)
                                                                                         -------                    -------

    Comprehensive income................................                                     321                        321

Stock option, tax-related and Senior Capital
  distributions.........................................      (579)                       (1,287)                    (1,287)
Distribution of Time Warner Telecom interests...........                    (191)                                      (191)
Allocation of income....................................        64                           (64)                       (64)
Other...................................................                      (5)                                        (5)
                                                            ------        ------         -------        -----       -------
BALANCE AT DECEMBER 31, 1998............................    $  603        $7,341         $(2,234)       $  --       $ 5,107
                                                            ======        ======         =======        =====       =======

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), classifies its business interests into three fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

     Each of the business interests within Cable Networks, Entertainment and Cable is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) HBO and Cinemax, the leading pay television services (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children's cartoons and television programming and (4) Time Warner Cable, currently the largest operator of cable television systems in the U.S.

     The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 12). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $509 million in 1998, $430 million in 1997 and $436 million in 1996.

     Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"), formerly U S WEST, Inc., which acquired such interests in 1993 for $1.532 billion of cash and a $1.021 billion 4.4% note (the "MediaOne Note Receivable") that was fully collected during 1996. Certain of Time Warner's subsidiaries are the general partners of TWE ("Time Warner General Partners").

BASIS OF PRESENTATION

     The consolidated financial statements of TWE reflect certain cable-related transactions as more fully described herein (Note 2). Certain reclassifications have been made to the prior years' financial statements to conform to the 1998 presentation.

BASIS OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENTS

     The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of TWE and all companies in which TWE has a controlling voting interest ("subsidiaries"), as if TWE and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between TWE and its partners and affiliates are disclosed as related party transactions (Note 14).

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

FOREIGN CURRENCY TRANSLATION

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

REVENUES AND COSTS

  Cable and Cable Networks

     A significant portion of cable system and cable programming revenues are derived from subscriber fees. Subscriber fees are recorded as revenue in the period the service is provided. The costs of rights to exhibit feature films and other programming on pay cable services during one or more availability periods ("programming costs") generally are recorded when the programming is initially available for exhibition, and are allocated to the appropriate availability periods and amortized as the programming is exhibited.

  Filmed Entertainment

     Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is principally

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter under these licensing agreements. For cash contracts, the related revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. For barter contracts, the related revenues will not be recognized until the product is available for telecast and the advertising spots received under such contracts are either used or sold to third parties. All of these contractual rights for which revenue is not yet recognizable is referred to as "backlog." Excluding advertising barter contracts, Warner Bros.' backlog amounted to $2.298 billion at December 31, 1998 (including amounts relating to the licensing of film product to TWE's cable television networks of $199 million and $570 million to Time Warner's cable television networks).

     Inventories of theatrical and television product are stated at the lower of amortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. A portion of the cost to acquire WCI in 1989 was allocated to its theatrical and television product, including an allocation to product that had been exhibited at least once in all markets ("Library"). Library product is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Current film inventories generally include the unamortized cost of completed feature films allocated to the primary markets, television films and series in production pursuant to a contract of sale, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films in the primary markets. Noncurrent film inventories generally include the unamortized cost of completed theatrical and television films allocated to the secondary markets, theatrical films in production and the Library.

  Proposed Changes to Film Accounting Standards

     In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued an exposure draft of a proposed Statement of Position, "Accounting by Producers and Distributors of Films" (the "SOP"). The proposed rules would establish new accounting standards for producers and distributors of films. Among its many provisions, the SOP would require revenue for the licensing of film and television product to be recognized generally over the term of the related agreement. This would represent a significant change to existing industry practice, which generally requires such licensing revenue to be recognized when the product is first available for telecast. This is because, after that date, licensors have no further significant obligations under the terms of the related licensing agreements.

     While the SOP's proposals in many other areas (i.e., advertising and film cost amortization) generally are consistent with TWE's accounting policies, this is not the case with the proposed changes in revenue recognition for licensed product. Adopting the proposed accounting standards for licensed product would

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

result in a significant one-time, noncash charge to earnings upon adoption that would be reflected as a cumulative effect of a change in accounting principle. This one-time, noncash charge would be reversed in future periods as an increase to operating income when TWE re-recognizes the revenues associated with the licensing of its film and television product over the periods of the related licensing agreements. The SOP proposes an effective date of January 1, 2000 for calendar year-end companies, with earlier application encouraged. The provisions of the SOP are still being deliberated by AcSEC and could change significantly prior to the issuance of a final standard.

ADVERTISING

     In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," advertising costs for theatrical and television product are capitalized and amortized over the related revenue streams in each market that such costs are intended to benefit, which generally does not exceed three months. Other advertising costs are expensed upon the first exhibition of the advertisement. Advertising expense, excluding theatrical and television product, amounted to $284 million in 1998, $288 million in 1997 and $332 million in 1996.

CASH AND EQUIVALENTS

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

FINANCIAL INSTRUMENTS

     Effective July 1, 1998, TWE adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on TWE's financial statements.

     The carrying value of TWE's financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt (Note 5) and certain differences relating to cost method investments and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based using present value or other valuation techniques.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Additions to cable property, plant and equipment generally include material, labor, overhead and interest. Depreciation is provided generally on the straight-line

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

method over useful lives ranging up to thirty years for buildings and improvements and up to sixteen years for furniture, fixtures, cable television and other equipment. Property, plant and equipment consists of:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                  (MILLIONS)
Land and buildings..........................................  $   797    $   804
Cable television equipment..................................    6,612      7,423
Furniture, fixtures and other equipment.....................    2,313      2,310
                                                              -------    -------
                                                                9,722     10,537
Less accumulated depreciation...............................   (3,681)    (3,980)
                                                              -------    -------
Total.......................................................  $ 6,041    $ 6,557
                                                              =======    =======

INTANGIBLE ASSETS

     As a creator and distributor of branded information and entertainment copyrights, TWE has a significant and growing number of intangible assets, including goodwill, cable television franchises, film and television libraries and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, TWE does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, are generally either expensed as incurred, or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as the start-up of The WB Network and Internet sites, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of TWE's internally generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition.

     TWE amortizes goodwill over periods up to forty years using the straight-line method. Cable television franchises, film and television libraries and other intangible assets are amortized over periods up to twenty years using the straight-line method. Amortization of intangible assets amounted to $509 million in 1998, $430 million in 1997 and $436 million in 1996. Accumulated amortization of intangible assets at December 31, 1998 and 1997 amounted to $3.505 billion and $3.020 billion, respectively.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES

     As a Delaware limited partnership, TWE is not subject to U.S. federal and state income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes are provided on the income of such corporations using the liability method prescribed by FASB Statement No. 109, "Accounting for Income Taxes."

COMPREHENSIVE INCOME

     Effective January 1, 1997, TWE adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). The new rules established standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting partners' capital that, under generally accepted accounting principles, are excluded from net income. For TWE, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses. The adoption of FAS 130 did not have a material effect on TWE's primary financial statements, but did affect the presentation of the accompanying consolidated statement of partnership capital.

     The following summary sets forth the components of other comprehensive income (loss) accumulated in partners' capital:

                                                                                   ACCUMULATED
                                                       FOREIGN      DERIVATIVE        OTHER
                                       UNREALIZED     CURRENCY      FINANCIAL     COMPREHENSIVE
                                        GAINS ON     TRANSLATION    INSTRUMENT       INCOME
                                       SECURITIES      LOSSES         LOSSES         (LOSS)
                                       ----------    -----------    ----------    -------------
                                                              (MILLIONS)
Balance at December 31, 1997.........      $7           $(42)          $--            $(35)
1998 activity........................       2             (1)           (6)             (5)
                                           --           ----           ---            ----
Balance at December 31, 1998.........      $9           $(43)          $(6)           $(40)
                                           ==           ====           ===            ====

SEGMENT INFORMATION

     On December 31, 1997, TWE adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The new rules established revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of FAS 131 did not have a material effect on TWE's primary financial statements, but did affect the disclosure of segment information contained elsewhere herein (Note 12).

2.  ACQUISITIONS AND DISPOSITIONS

CABLE TRANSACTIONS

     In addition to continuing to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of cable television systems and develop new services, Time Warner, TWE and the TWE-Advance/Newhouse Partnership ("TWE-A/N") completed a series of transactions in 1998. These transactions related to the cable television business and related ancillary businesses that either reduced existing debt and/or TWE's share of future funding requirements for such businesses. These transactions are discussed more fully below.

TCI CABLE TRANSACTIONS

     During 1998, Time Warner, TWE, TWE-A/N and TCI Communications, Inc. ("TCI"), a subsidiary of Tele-Communications, Inc., consummated or agreed to complete a number of cable-related transactions.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

These transactions consisted of (i) the formation in December 1998 of a cable television joint venture in Texas (the "Texas Cable Joint Venture") that is managed by Time Warner Cable, a division of TWE, and owns cable television systems serving an aggregate 1.1 million subscribers, subject to approximately $1.3 billion of debt, (ii) the expansion in August 1998 of an existing joint venture in Kansas City, which is managed by Time Warner Cable, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt and (iii) the agreement to exchange in 1999 various cable television systems serving approximately 575,000 subscribers for other cable television systems of comparable size in an effort to enhance each company's geographic clusters of cable television properties (the "TCI Cable Trades"). The Texas and Kansas City joint ventures are being accounted for under the equity method of accounting.

     As a result of the Texas transaction, the combined debt of TWE and TWE-A/N was reduced by approximately $650 million. Also, as a result of the Texas and Kansas City transactions, TWE benefited from the geographic clustering of cable television systems and the number of subscribers under its management was increased by approximately 660,000 subscribers, thereby making Time Warner Cable the largest cable television operator in the U.S. The TCI Cable Trades are expected to close periodically throughout 1999 and are subject to customary closing conditions, including all necessary governmental and regulatory approvals. There can be no assurance that such approvals will be obtained.

TIME WARNER TELECOM REORGANIZATION

     In July 1998, in an effort to combine their Time Warner Telecom operations into a single entity that is intended to be self-financing, Time Warner, TWE and TWE-A/N completed a reorganization of their Time Warner Telecom operations (the "Time Warner Telecom Reorganization"), whereby (i) those operations conducted by Time Warner, TWE and TWE-A/N were each contributed to a new holding company named Time Warner Telecom LLC ("Time Warner Telecom"), and then (ii) TWE's and TWE-A/N's interests in Time Warner Telecom were distributed to their partners, Time Warner, MediaOne and the Advance/ Newhouse Partnership ("Advance/Newhouse"), a limited partner in TWE-A/N. Time Warner Telecom is a competitive local exchange carrier (CLEC) in selected metropolitan areas across the United States where it offers a wide range of telephony services to business customers. As a result of the Time Warner Telecom Reorganization, Time Warner, MediaOne and Advance/Newhouse own interests in Time Warner Telecom of 61.98%, 18.85% and 19.17%, respectively. TWE and TWE-A/N do not have continuing equity interests in these Time Warner Telecom operations. TWE and TWE-A/N recorded the distribution of their Time Warner Telecom operations to their respective partners based on the $242 million historical cost of the net assets, of which $191 million was recorded as a reduction in partners' capital and $51 million was recorded as a reduction in minority interest in TWE's consolidated balance sheet.

ROAD RUNNER JOINT VENTURE

     In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses (the "Road Runner Joint Venture"). In exchange for contributing these operations, Time Warner received a common equity interest in the Road Runner Joint Venture of 10.7%, TWE received a 25% interest, TWE-A/N received a 32.9% interest and MediaOne received a 31.4% interest. In exchange for Microsoft and Compaq contributing $425 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest. Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 8.6% by Time Warner, 20% by TWE, 26.3% by TWE-A/N, 25.1% by MediaOne, 10% by Microsoft and 10% by Compaq. Each of Time Warner's, TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate $425 million of capital contributed by Microsoft and Compaq is being used by the Road Runner Joint Venture to continue to expand the roll out of high-speed online services. Time Warner Cable has entered into an affiliation agreement with the Road Runner Joint Venture, pursuant to which Time Warner Cable provides Road Runner's high-speed online services to customers in its cable franchise areas through its technologically advanced, high-capacity cable architecture. In exchange, Time Warner Cable initially retains 70% of the subscription revenues and 30% of the national advertising and transactional revenues generated from the delivery of these on-line services to its cable subscribers. Time Warner Cable's share of these subscription revenues will change periodically to 75% by 2006.

PRIMESTAR

     In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the "DBS Operations") and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ("Primestar Partners" and collectively, the "Primestar Assets") to Primestar, Inc. ("Primestar"), a separate holding company. As a result of that transfer and similar transfers by the other previously existing partners of Primestar Partners, Primestar Partners became an indirect wholly owned subsidiary of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received approximately 48 million shares of Primestar common stock (representing an approximate 24% equity interest) and realized approximately $240 million of debt reduction. In partial consideration for contributing its indirect interest in certain of the Primestar Assets, Advance/Newhouse received an approximate 6% equity interest in Primestar. As a result of this transaction, effective as of April 1, 1998, TWE deconsolidated the DBS Operations and the 24% equity interest in Primestar received in the transaction is being accounted for under the equity method of accounting. This transaction is referred to as the "Primestar Roll-up Transaction."

     In connection with the Primestar Roll-up Transaction, Primestar and Primestar Partners own and operate the medium-power direct broadcast satellite business, portions of which were formerly owned by TCI Satellite Entertainment, Inc. ("TSAT") and the other previously existing partners of Primestar Partners. Certain high-power system assets, including two high-power satellites, continue to be owned by Tempo Satellite, Inc. ("Tempo"), a wholly owned subsidiary of TSAT. However, Primestar Partners has an option to lease or purchase the entire capacity of the high-power system from Tempo. In addition, Primestar has an option to purchase the stock or assets of Tempo from TSAT.

     In a related transaction, Primestar Partners also entered into an agreement in June 1997 with The News Corporation Limited ("News Corp."), MCI WorldCom, Inc. ("MCI") and American Sky Broadcasting LLC ("ASkyB"), pursuant to which Primestar would acquire certain assets relating to the high-power, direct broadcast satellite business of ASkyB (the "Primestar ASkyB Transaction"). In May 1998, the U.S. Department of Justice brought a civil action against Primestar, each of its cable owners, including TWE, and News Corp. and MCI, to enjoin on antitrust grounds the Primestar ASkyB Transaction. Although the parties had discussions with the U.S. Department of Justice in an attempt to restructure the transaction, no resolution was reached and the parties terminated their agreement in October 1998.

     In the fourth quarter of 1998, TWE recorded a charge of approximately $210 million principally to reduce the carrying value of its interest in Primestar. This charge reflected a significant decline in the fair value of Primestar during the quarter and has been included in interest and other, net, in TWE's 1998 consolidated statement of operations.

     In addition, Primestar, Primestar Partners and the stockholders of Primestar have entered into an agreement to sell the medium-power direct broadcast satellite business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. Also, Primestar, Primestar Partners, the stockholders of Primestar and Tempo entered into a second agreement with DirecTV, pursuant to which DirecTV will purchase the high-power satellites from Tempo, and Primestar and Primestar Partners will relinquish their

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

respective rights to acquire or use such high-power satellites. The price to be paid by DirecTV pursuant to these agreements confirmed the decline in value of TWE's interest in Primestar. The ultimate disposition of the medium-power assets of Primestar is subject to Primestar bondholder and regulatory approvals, and the disposition of certain of the high-power satellite rights is also subject to regulatory approvals. Accordingly, there can be no assurance that such approvals will be obtained and that these transactions will be consummated.

TWE-A/N TRANSFERS

     As of December 31, 1998, TWE-A/N owns cable television systems (or interests therein) serving approximately 6.3 million subscribers, of which 5.2 million subscribers were served by consolidated, wholly owned cable television systems and 1.1 million subscribers were served by unconsolidated, partially owned cable television systems. TWE-A/N had approximately $1.2 billion of debt at December 31, 1998.

     TWE-A/N is owned approximately 64.8% by TWE, the managing partner, 33.3% by Advance/ Newhouse and 1.9% indirectly by Time Warner. TWE consolidates the partnership, and the partnership interests owned by Advance/Newhouse and Time Warner are reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. In addition, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership's net assets.

     In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests in TWE-A/N, and completed certain related transactions (collectively, the "TWE-A/N Transfers"). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ("TWI Cable"), a wholly owned subsidiary of Time Warner, and Paragon Communications ("Paragon"), a partnership formerly owning cable television systems serving approximately 1 million subscribers that was wholly owned by subsidiaries of Time Warner, with 50% beneficially owned in the aggregate by TWE and TWE-A/N. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon.

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

     The TWE-A/N Transfers were accounted for effective as of January 1, 1998 and TWE has continued to consolidate TWE-A/N.

     On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, TWE would have reported for the year ended December 31, 1997, respectively, revenues of $11.379 billion, depreciation expense of $947 million, operating income before noncash amortization of intangible assets of $1.989 billion, operating income of $1.496 billion, and net income of $607 million.

SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS

     In 1998 and 1997, in an effort to enhance its geographic clustering of cable television properties, TWE sold or exchanged various cable television systems. As a result of these transactions, TWE recognized net,

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

pretax gains of approximately $90 million and $200 million in 1998 and 1997, respectively, which have been included in operating income in the accompanying consolidated statement of operations.

SIX FLAGS

     In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc. ("Premier"), a regional theme park operator, for approximately $475 million of cash. TWE used the net, after-tax proceeds from this transaction to reduce debt by approximately $300 million. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. A substantial portion of the gain on this transaction has been deferred by TWE, principally as a result of uncertainties surrounding realization that relate to ongoing litigation and TWE's continuing guarantees of certain significant long-term obligations associated with the Six Flags Over Texas and Six Flags Over Georgia theme parks.

3.  INVENTORIES

     TWE's inventories consist of:

                                                              DECEMBER 31,
                                             ----------------------------------------------
                                                     1998                     1997
                                             ---------------------    ---------------------
                                             CURRENT    NONCURRENT    CURRENT    NONCURRENT
                                             -------    ----------    -------    ----------
                                                               (MILLIONS)
Film costs:
  Released, less amortization..............  $  614       $  744      $  545       $  658
  Completed and not released...............     179           76         170           50
  In process and other.....................      23          572          27          595
  Library, less amortization...............      --          560          --          612
Programming costs, less amortization.......     426          375         382          339
Merchandise................................      70           --          80           --
                                             ------       ------      ------       ------
Total......................................  $1,312       $2,327      $1,204       $2,254
                                             ======       ======      ======       ======

     Excluding the Library, the total cost incurred in the production of theatrical and television product (including direct production costs, production overhead and certain exploitation costs, such as film prints and home videocassettes) amounted to $2.665 billion in 1998, $2.360 billion in 1997 and $2.543 billion in 1996; and the total cost amortized amounted to $2.502 billion, $2.329 billion and $1.998 billion, respectively. Excluding the Library, the unamortized cost of completed films at December 31, 1998 amounted to $1.613 billion, approximately 90% of which is expected to be amortized within three years after release.

4.  INVESTMENTS

     TWE's investments consist of:

                                                              DECEMBER 31,
                                                              ------------
                                                              1998    1997
                                                              ----    ----
                                                               (MILLIONS)
Equity method investments...................................  $574    $238
Cost and fair-value method investments......................   312      77
                                                              ----    ----
Total.......................................................  $886    $315
                                                              ====    ====

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In the first quarter of 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. ("E! Entertainment"). A pretax gain of approximately $250 million relating to this sale has been included in the accompanying consolidated statement of operations.

     At December 31, 1998, companies accounted for using the equity method included: Comedy Partners, L.P. (50% owned), certain cable system joint ventures (generally 50% owned), the Road Runner Joint Venture (57.9% owned, excluding Time Warner's direct 10.7% interest), Primestar (24% owned), Six Flags (49% owned in 1997 and 1996), certain international cable and programming joint ventures (25% to 50% owned) and Courtroom Television Network (50% owned). A summary of combined financial information as reported by the equity investees of TWE is set forth below:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                   (MILLIONS)
Revenues.................................................  $2,329    $2,207    $1,823
Depreciation and amortization............................    (706)     (235)     (197)
Operating income (loss)..................................    (265)      118        62
Net loss.................................................    (352)      (82)     (138)
Current assets...........................................     665       412       624
Total assets.............................................   5,228     3,046     3,193
Current liabilities......................................     628       993       407
Long-term debt...........................................   2,917     1,625     2,197
Total liabilities........................................   3,699     2,734     2,829
Total shareholders' equity or partners' capital..........   1,529       312       364

5.  LONG-TERM DEBT

                                       WEIGHTED-AVERAGE                     DECEMBER 31,
                                       INTEREST RATE AT                   ----------------
                                       DECEMBER 31, 1998    MATURITIES     1998      1997
                                       -----------------    ----------    ------    ------
                                                                             (MILLIONS)
Bank credit agreement borrowings.....         6.0%            2002        $2,711    $1,970
Commercial paper.....................         5.4%            1999            62       210
Fixed-rate senior notes and
  debentures.........................         8.6%          2002-2033      3,805     3,810
                                                                          ------    ------
          Total......................                                     $6,578    $5,990
                                                                          ======    ======

BANK CREDIT AGREEMENT

     In November 1997, TWE and TWE-A/N, together with Time Warner Inc. and certain of its consolidated subsidiaries, entered into a five-year revolving credit facility (the "1997 Credit Agreement") and terminated their previously existing bank credit facility (the "Old Credit Agreement"). This enabled TWE to reduce its aggregate borrowing availability from $8.3 billion to $7.5 billion, lower interest rates and refinance approximately $2.1 billion of its outstanding borrowings under the Old Credit Agreement. In connection therewith, TWE recognized an extraordinary loss of $23 million in 1997.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

DEBT GUARANTEES

     Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.5 billion of TWE's debt and accrued interest at December 31, 1998, based on the relative fair value of the net assets each Time Warner General Partner (or its predecessor) contributed to TWE (the "Time Warner General Partner Guarantees"). Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the "Indenture") requires the majority consent of the holders of the notes and debentures to terminate the Time Warner General Partner Guarantees. There are generally no restrictions on the ability of the Time Warner General Partner guarantors to transfer material assets, other than TWE assets, to parties that are not guarantors. In addition, in connection with the TWE-A/N Transfers (Note 2), approximately $1.2 billion of TWE-A/N's debt and accrued interest at December 31, 1998 has been guaranteed by TWI Cable and certain of its subsidiaries.

INTEREST EXPENSE AND MATURITIES

     Interest expense was $566 million in 1998, $490 million in 1997 and $475 million in 1996. The weighted average interest rate on TWE's total debt was 7.5% and 7.8% at December 31, 1998 and 1997, respectively.

     Annual repayments of long-term debt for the five years subsequent to December 31, 1998 consist only of $3.373 billion due in 2002. This includes all borrowings under the 1997 Credit Agreement, as well as any commercial paper borrowings supported thereby. TWE has the intent and ability under the 1997 Credit Agreement to continue to refinance its commercial paper borrowings on a long-term basis.

FAIR VALUE OF DEBT

     Based on the level of interest rates prevailing at December 31, 1998 and 1997, the fair value of TWE's fixed-rate debt exceeded its carrying value by $764 million and $532 million, respectively. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

6.  INCOME TAXES

     Domestic and foreign pretax income (loss) are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
Domestic....................................................   $438      $654      $263
Foreign.....................................................    (20)       68        17
                                                               ----      ----      ----
Total.......................................................   $418      $722      $280
                                                               ====      ====      ====

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As a partnership, TWE is not subject to U.S. federal, state or local income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes (benefits) of TWE and subsidiary corporations are as set forth below:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
Federal:
  Current...................................................   $  6      $  2      $  4
  Deferred..................................................     (7)      (10)       (3)
Foreign:
  Current(1)................................................    106        69        86
  Deferred..................................................    (15)       22       (21)
State and local:
  Current...................................................      4         4         5
  Deferred..................................................     (2)       (2)       (1)
                                                               ----      ----      ----
Total income taxes..........................................   $ 92      $ 85      $ 70
                                                               ====      ====      ====

---------------
(1) Includes foreign withholding taxes of $62 million in 1998, $58 million in 1997 and $54 million in 1996.

     The financial statement basis of TWE's assets exceeds the corresponding tax basis by $7.5 billion at December 31, 1998, principally as a result of differences in accounting for depreciable and amortizable assets for financial statement and income tax purposes.

7.  PREFERRED STOCK OF SUBSIDIARY

     In February 1997, a newly formed, substantially owned subsidiary of TWE (the "REIT") issued 250,000 shares of preferred stock ("REIT Preferred Stock"). The REIT is intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended. TWE used the aggregate net proceeds from the transaction of $243 million to reduce its bank debt. The sole asset of the REIT is a $432 million mortgage note payable by TWE, which has been secured by certain real estate owned by TWE or its affiliates.

     Each share of REIT Preferred Stock is entitled to a liquidation preference of $1,000 and entitles the holder thereof to receive cumulative cash dividends, payable quarterly, at the rate of 14.253% per annum through December 30, 2006 and 1% per annum thereafter, which results in an effective dividend yield of 8.48%. Shares of REIT Preferred Stock are redeemable currently because the REIT has received a legal opinion stating that certain proposed changes to the tax regulations have substantially increased the likelihood that the dividends paid by the REIT or interest paid under the mortgage note will not be fully deductible for federal income tax purposes. TWE has the right to liquidate or dissolve the REIT at any time after December 30, 2006 or, at any time prior thereto, upon the approval of the holders of at least two-thirds of the outstanding shares of REIT Preferred Stock.

8.  TWE PARTNERS' CAPITAL

PARTNERSHIP CAPITAL AND ALLOCATION OF INCOME

     Each partner's interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to the partnership ("Undistributed Contributed Capital"), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the table below. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as "Cumulative Priority Capital." Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

     A summary of the priority of Undistributed Contributed Capital, ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 1998 and priority capital rates of return thereon is set forth below:

                                                            PRIORITY       TIME       LIMITED PARTNERS
                             UNDISTRIBUTED    CUMULATIVE     CAPITAL      WARNER     ------------------
PRIORITY OF UNDISTRIBUTED     CONTRIBUTED      PRIORITY     RATES OF     GENERAL      TIME
CONTRIBUTED CAPITAL           CAPITAL(A)       CAPITAL      RETURN(B)    PARTNERS    WARNER    MEDIAONE
-------------------------    -------------    ----------    ---------    --------    ------    --------
                                     (BILLIONS)                                        (OWNERSHIP %)
Senior Capital.............      $0.5           $ 0.6          8.00%      100.00%       --         --
Series A Capital...........       5.6            12.8         13.00%       63.27%    11.22%     25.51%
Series B Capital...........       2.9(d)          6.8         13.25%      100.00%       --         --
Residual Capital...........       3.3(d)          3.3(c)         --(c)     63.27%    11.22%     25.51%

---------------
(a) Excludes partnership income or loss allocated thereto.
(b) To the extent income allocations are concurrently distributed, the priority capital rates of return on the Series A Capital and Series B Capital are 11% and 11.25%, respectively.
(c) Residual Capital is not entitled to stated priority rates of return and, as such, its Cumulative Priority Capital is equal to its Undistributed Contributed Capital. However, in the case of certain events such as the liquidation or dissolution of TWE, Residual Capital is entitled to any excess of the then fair value of the net assets of TWE over the aggregate amount of Cumulative Priority Capital and special tax allocations.
(d) The Undistributed Contributed Capital relating to the Series B Capital has priority over the priority returns on the Series A Capital. The Undistributed Contributed Capital relating to the Residual Capital has priority over the priority returns on the Series B Capital and the Series A Capital.

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

     Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ("special tax allocations"). After any special tax allocations, partnership income is allocated to the Senior Capital, Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 8% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, then to reduce the Time Warner General Partners' Senior Capital, including partnership income allocated thereto, and finally to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

     The Series B Capital owned by subsidiaries of Time Warner may be increased if certain operating performance targets are achieved over a ten-year period ending on December 31, 2001, although it does not appear likely at this time that such targets will be achieved. In addition, MediaOne has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests, depending on cable operating performance. The option is exercisable at any time through May 2005 at a maximum exercise price of $1.25 billion to $1.8 billion, depending on the year of exercise. Either MediaOne or TWE may elect that the exercise price be paid with partnership interests rather than cash.

CAPITAL DISTRIBUTIONS

     Distributions and loans to the partners are subject to partnership and credit agreement limitations. Generally, TWE must be in compliance with the cash flow coverage and leverage ratios, restricted payment limitations and other credit agreement covenants in order to make such distributions or loans.

     In 1998 and 1997, the Time Warner General Partners received $579 million and $535 million, respectively, of distributions from TWE relating to their Senior Capital interests (representing the return of $455 million of contributed capital in each period and the distribution of $124 million and $80 million, respectively, of priority capital return), which, when taken together with a $366 million distribution in 1995 (representing a portion of the priority capital return) increased the cumulative cash distributions received from TWE on such interests to $1.5 billion. The Time Warner General Partners' remaining $603 million Senior Capital interests and any undistributed partnership income allocated thereto (based on an 8% annual rate of return) are required to be distributed on July 1, 1999.

     TWE reimburses Time Warner for the amount by which the market price on the exercise date of Time Warner common stock options exercised by employees of TWE exceeds the exercise price or, with respect to options granted prior to the TWE capitalization, the greater of the exercise price and $13.88, the market price of the common stock at the time of the TWE capitalization on June 30, 1992 ("Stock Option Distributions"). TWE accrues Stock Option Distributions and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously accrued Stock Option Distributions and the corresponding liability when the market price of Time Warner common stock declines. Stock Option Distributions are paid when the options are exercised. At December 31, 1998 and 1997, TWE had recorded a liability for Stock Option Distributions of $1.130 billion and $417 million, respectively, based on the unexercised options and the market prices at such dates of $62.06 and $31.00, respectively, per Time Warner common share. This liability reflects the accrual of $973 million and $399 million of Stock Option Distributions in 1998 and 1997, respectively, when the market price of Time Warner common stock increased during such periods, and the reversal of $16 million of previously accrued Stock Option Distributions in 1996 when the market price of Time Warner common stock declined. TWE paid Stock Option Distributions to Time Warner in the amount of $260 million in 1998, $75 million in 1997 and $13 million in 1996.

     Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ("Tax Distributions"), including any taxable income generated by the Beneficial Assets, subject to limitations referred to herein. The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions are paid to the partners on a current basis. TWE paid Tax Distributions to the Time Warner General Partners in the amount of $314 million in 1998, $324 million in 1997 and $215 million in 1996.

     In addition to Stock Option Distributions, Tax Distributions and Senior Capital Distributions, quarterly cash distributions may be made to the partners to the extent of excess cash, as defined in the TWE partnership

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

agreement. Such cash distributions will generally be made on a priority and pro rata basis with respect to each partner's interest in the Series A Capital, Series B Capital and Residual Capital. However, cash distributions to the Time Warner General Partners with respect to their Series A Capital and Residual Capital interests will be deferred until the limited partners receive aggregate distributions (excluding Tax Distributions) of approximately $800 million. Similarly, cash distributions with respect to the Time Warner General Partners' Series B Capital interest will be deferred until the limited partners receive aggregate distributions of $1.6 billion. If any such deferral occurs, a portion of the corresponding partnership income allocations with respect to such deferred amounts will be made at a rate higher than otherwise would have been the case. As of December 31, 1998, no cash distributions have been made to the limited partners. In addition, if a division of TWE or a substantial portion thereof is sold, the net proceeds of such sale, less expenses and proceeds used to repay outstanding debt, will be required to be distributed with respect to the partners' partnership interests. Similar distributions are required to be made in the event of a financing or refinancing of debt. Subject to any limitations on the incurrence of additional debt contained in the TWE partnership and credit agreements, and the Indenture, TWE may borrow funds to make distributions.

     In addition, in connection with the Time Warner Telecom Reorganization, TWE recorded a $191 million noncash distribution to its partners based on the historical cost of the net assets (Note 2).

9.  STOCK OPTION PLANS

     Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. Such options have been granted to employees of TWE with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, no compensation cost has been recognized by Time Warner, nor charged to TWE, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value at the grant dates for all awards made subsequent to 1994 consistent with the method set forth under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), TWE's allocable share of compensation cost would have decreased its net income to the pro forma amounts indicated below:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
Net income:
  As reported...............................................   $326      $614      $210
                                                               ====      ====      ====
  Pro forma.................................................   $285      $584      $193
                                                               ====      ====      ====

     FAS 123 is applicable only to stock options granted subsequent to December 31, 1994. Accordingly, since TWE's compensation expense associated with such grants would generally be recognized over a three-year vesting period, the initial impact of applying FAS 123 on pro forma net income for 1996 is not comparable to the impact on pro forma net income for 1998 and 1997, when the pro forma effect of the three-year vesting period has been fully reflected.

     For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants to TWE employees in 1998, 1997 and 1996: dividend yields of 0.5%, 1% and 1%, respectively; expected volatility of 21.7%, 22.2% and 21.7%, respectively; risk-free interest rates of 5.5%, 6.3% and 5.7%, respectively; and expected lives of 5 years in all periods.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In December 1998, Time Warner completed a two-for-one common stock split. Accordingly, the following stock option information for all prior periods has been restated to give effect to this stock split.

     The weighted average fair value of an option granted to TWE employees during the year was $11.03, $6.09 and $5.22 for the years ended December 31, 1998, 1997 and 1996, respectively. In 1996, Time Warner granted options to certain TWE executives at exercise prices exceeding the market price of Time Warner common stock on the date of grant. These above-market options had a weighted average exercise price and fair value of $24.26 and $3.41.

     A summary of stock option activity with respect to employees of TWE is as follows:

                                                                           WEIGHTED-
                                                              THOUSANDS     AVERAGE
                                                                 OF        EXERCISE
                                                               SHARES        PRICE
                                                              ---------    ---------
Balance at January 1, 1996..................................    57,069      $16.63
Granted.....................................................     9,021       21.24
Exercised...................................................    (2,485)      14.34
Cancelled(a)................................................    (2,983)      15.68
                                                               -------
Balance at December 31, 1996................................    60,622      $17.46
Granted.....................................................     7,839       20.68
Exercised...................................................    (7,045)      14.37
Cancelled(a)................................................    (2,412)      16.76
                                                               -------
Balance at December 31, 1997................................    59,004      $18.28
Granted.....................................................     5,767       37.82
Exercised...................................................   (15,957)      16.42
Cancelled(a)................................................    (1,073)      14.36
                                                               -------
Balance at December 31, 1998................................    47,741      $21.35
                                                               =======

---------------
(a) Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into TWE to and from other Time Warner divisions.

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                  (THOUSANDS)
Exercisable..............................................  33,370    43,022    45,544

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding with respect to employees of TWE at December 31, 1998:

                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                             ---------------------------------------    ------------------------
                                             WEIGHTED-
                                              AVERAGE      WEIGHTED-                   WEIGHTED-
                               NUMBER        REMAINING      AVERAGE       NUMBER        AVERAGE
                             OUTSTANDING    CONTRACTUAL    EXERCISE     EXERCISABLE    EXERCISE
RANGE OF EXERCISE PRICES     AT 12/31/98       LIFE          PRICE      AT 12/31/98      PRICE
------------------------     -----------    -----------    ---------    -----------    ---------
                             (THOUSANDS)                                (THOUSANDS)
Under $10..................       374        1.1 years      $ 8.37           374        $ 8.37
$10.00 to $15.00...........     5,183        2.8 years      $12.54         5,183        $12.54
$15.01 to $20.00...........    17,035        5.2 years      $18.34        13,433        $18.21
$20.01 to $30.00...........    19,254        5.7 years      $21.66        14,329        $21.46
$30.01 to $45.00...........     4,582        9.0 years      $34.70            51        $30.28
$45.01 to $52.39...........     1,313        9.1 years      $47.82            --            --
                               ------                                     ------
Total......................    47,741        5.6 years      $21.35        33,370        $18.63
                               ======                                     ======

     TWE reimburses Time Warner for the use of Time Warner stock options on the basis described in Note 8.

10.  BENEFIT PLANS

     TWE and its divisions have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Time Warner's common stock represents approximately 12% and 7% of plan assets at December 31, 1998 and 1997, respectively. A summary of activity for TWE's defined benefit pension plans is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
COMPONENTS OF PENSION EXPENSE
Service cost................................................   $ 42      $ 33      $ 33
Interest cost...............................................     36        31        28
Expected return on plan assets..............................    (35)      (26)      (23)
Net amortization and deferral...............................     --        --         3
                                                               ----      ----      ----
Total.......................................................   $ 43      $ 38      $ 41
                                                               ====      ====      ====

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              DECEMBER 31,
                                                              -------------
                                                              1998     1997
                                                              -----    ----
                                                               (MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year...........  $ 461    $359
Service cost................................................     42      33
Interest cost...............................................     36      31
Actuarial loss..............................................     61      48
Benefits paid...............................................    (14)    (10)
                                                              -----    ----
Projected benefit obligation at end of year.................    586     461
                                                              -----    ----
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    364     284
Actual return on plan assets................................    112      71
Employer contribution.......................................     18      19
Benefits paid...............................................    (14)    (10)
                                                              -----    ----
Fair value of plan assets at end of year....................    480     364
                                                              -----    ----
Unfunded projected benefit obligation.......................   (106)    (97)
Additional minimum liability(a).............................     (4)    (10)
Unrecognized actuarial loss (gain)..........................    (10)      3
Unrecognized prior service cost.............................      5       8
                                                              -----    ----
Accrued pension expense.....................................  $(115)   $(96)
                                                              =====    ====

---------------
(a) The additional minimum liability is offset fully by a corresponding intangible asset recognized in the consolidated balance sheet.

                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
WEIGHTED-AVERAGE PENSION ASSUMPTIONS
Discount rate...............................................  6.75%   7.25%   7.75%
Expected return on plan assets..............................     9%      9%      9%
Rate of compensation increase...............................     6%      6%      6%

     Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans of $39 million and $27 million as of December 31, 1998, respectively; and $29 million and $19 million as of December 31, 1997, respectively.

     Certain domestic employees of TWE participate in multi-employer pension plans as to which the expense amounted to $35 million in 1998, $29 million in 1997 and $30 million in 1996. Employees of TWE's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

     Certain TWE employees also participate in Time Warner's savings and profit sharing plans, as to which the expense amounted to $35 million in 1998, $30 million in 1997 and $28 million in 1996. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans are generally determined by management.

11.  DERIVATIVE FINANCIAL INSTRUMENTS

     TWE uses derivative financial instruments principally to manage the risk that changes in exchange rates will affect the amount of unremitted or future license fees to be received from the sale of U.S. copyrighted

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

products abroad. The following is a summary of TWE's foreign currency risk management strategy and the effect of this strategy on TWE's consolidated financial statements.

FOREIGN CURRENCY RISK MANAGEMENT

     Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1998, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk.

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

     At December 31, 1998, Time Warner had contracts for the sale of $755 million and the purchase of $259 million of foreign currencies at fixed rates. Of Time Warner's $496 million net sale contract position, $298 million of the foreign exchange sale contracts and $101 million of the foreign exchange purchase contracts related to TWE's foreign currency exposure, primarily Japanese yen (29% of net contract position related to TWE), French francs (29%), German marks (32%) and Canadian dollars (5%), compared to a net sale contract position of $105 million of foreign currencies at December 31, 1997. TWE had deferred approximately $6 million of net losses on foreign exchange contracts at December 31, 1998, which is all expected to be recognized in income over the next twelve months. For the years ended December 31, 1998, 1997 and 1996, TWE recognized $2 million in losses, $14 million in gains and $6 million in gains, respectively, on foreign exchange contracts, which were or are expected to be offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize counterparty credit risk.

12.  SEGMENT INFORMATION

     TWE classifies its business interests into three fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

summary of significant accounting policies (Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties.

     The operating results of TWE's cable segment reflect the TWE-A/N Transfers effective as of January 1, 1998, the Primestar Roll-up Transaction effective as of April 1, 1998, the formation of the Road Runner Joint Venture effective as of June 30, 1998 and the Time Warner Telecom Reorganization effective as of July 1, 1998.

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                         1998         1997        1996
                                                        -------    ----------    -------
                                                                   (MILLIONS)
REVENUES
Filmed Entertainment-Warner Bros......................  $ 6,051     $ 5,462      $ 5,639
Broadcasting-The WB Network...........................      260         136           87
Cable Networks-HBO....................................    2,052       1,923        1,763
Cable.................................................    4,378       4,243        3,851
Intersegment elimination..............................     (495)       (446)        (488)
                                                        -------     -------      -------
Total.................................................  $12,246     $11,318      $10,852
                                                        =======     =======      =======

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                         1998         1997        1996
                                                        -------    ----------    -------
                                                                   (MILLIONS)
EBITA(1)
Filmed Entertainment-Warner Bros......................     $498        $387         $367
Broadcasting-The WB Network...........................      (93)        (88)         (98)
Cable Networks-HBO....................................      454         391          328
Cable(2)..............................................    1,369       1,184          917
                                                        -------     -------      -------
Total.................................................   $2,228      $1,874       $1,514
                                                        =======     =======      =======

---------------
(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income was $1.719 billion in 1998, $1.444 billion in 1997 and $1.078 billion in 1996.
(2) Includes net gains of approximately $90 million and $200 million recognized in 1998 and 1997, respectively, related to the sale or exchange of certain cable television systems.

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                         1998         1997        1996
                                                        -------    ----------    -------
                                                                   (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment-Warner Bros......................     $166        $181         $158
Broadcasting-The WB Network...........................        1           1           --
Cable Networks-HBO....................................       23          22           22
Cable.................................................      737         736          619
                                                        -------     -------      -------
Total.................................................     $927        $940         $799
                                                        =======     =======      =======

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                         1998         1997        1996
                                                        -------    ----------    -------
                                                                   (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(1)
Filmed Entertainment-Warner Bros......................     $129        $123         $125
Broadcasting-The WB Network...........................        3          --           --
Cable Networks-HBO....................................       --          --           --
Cable.................................................      377         307          311
                                                        -------     -------      -------
Total.................................................     $509        $430         $436
                                                        =======     =======      =======

---------------
(1) Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information as to the assets and capital expenditures of TWE is as follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                 (MILLIONS)
ASSETS
Filmed Entertainment-Warner Bros......................  $ 8,800    $ 8,098    $ 8,057
Broadcasting-The WB Network...........................      244        113         67
Cable Networks-HBO....................................    1,159      1,080        997
Cable.................................................   11,314     10,771     10,202
Corporate(1)..........................................      713        669        650
                                                        -------    -------    -------
Total.................................................  $22,230    $20,731    $19,973
                                                        =======    =======    =======

---------------
(1) Consists principally of cash, cash equivalents and other investments.

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                   (MILLIONS)
CAPITAL EXPENDITURES
Filmed Entertainment-Warner Bros.........................  $  122    $  144    $  340
Broadcasting-The WB Network..............................       1         1         2
Cable Networks-HBO.......................................      23        19        29
Cable(1).................................................   1,451     1,401     1,348
Corporate................................................       6        --        --
                                                           ------    ------    ------
Total....................................................  $1,603    $1,565    $1,719
                                                           ======    ======    ======

---------------
(1) Cable capital expenditures were funded in part through collections on the MediaOne Note Receivable in the amount of $169 million in 1996 (Note 1). The MediaOne Note Receivable was fully collected during 1996.

     Information as to TWE's operations in different geographical areas is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                 (MILLIONS)
REVENUES(1)
United States.........................................  $10,167    $ 9,086    $ 8,718
United Kingdom........................................      459        488        383
Germany...............................................      263        284        374
Japan.................................................      162        172        196
France................................................      163        152        143
Canada................................................      145        137        157
Other international...................................      887        999        881
                                                        -------    -------    -------
Total.................................................  $12,246    $11,318    $10,852
                                                        =======    =======    =======

---------------
(1) Revenues are attributed to countries based on location of customer.

     Because a substantial portion of TWE's international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material.

13.  COMMITMENTS AND CONTINGENCIES

     TWE's total rent expense amounted to $218 million in 1998, $218 million in 1997 and $205 million in 1996. The minimum rental commitments under noncancellable long-term operating leases are: 1999-$186 million; 2000-$175 million; 2001-$164 million; 2002-$155 million; 2003-$136 million; and after 2003-$736 million.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     TWE's minimum commitments and guarantees under certain programming, licensing, franchise and other agreements aggregated approximately $6.3 billion at December 31, 1998, which are payable principally over a five-year period.

     TWE is subject to numerous legal proceedings (including certain litigation relating to Six Flags). In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE's financial statements.

14.  RELATED PARTY TRANSACTIONS

     In the normal course of conducting their businesses, TWE units have had various transactions with Time Warner units, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Employees of TWE participate in various Time Warner medical, stock option and other benefit plans for which TWE is charged its allocable share of plan expenses, including administrative costs. In addition, Time Warner provides TWE with certain corporate services for which TWE paid a fee in the amount of $72 million, $72 million and $69 million in 1998, 1997 and 1996, respectively.

     TWE was required to pay a $130 million advisory fee to MediaOne over a five-year period that ended September 15, 1998 for MediaOne's expertise in telecommunications, telephony and information technology, and its participation in the management and technological upgrade of TWE's cable systems.

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

     TWE's Cable division has agreed to sell or exchange various cable television systems to MediaOne in an effort to strengthen its geographic clustering of cable television properties.

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

     In addition to transactions with its partners, TWE has had transactions with the Columbia House Company partnerships, Comedy Partners, L.P., Time Warner Telecom, the Road Runner Joint Venture and other equity investees of Time Warner and the Entertainment Group, generally with respect to sales of products and services in the ordinary course of business. TWE also has distribution and merchandising agreements with Time Warner Entertainment Japan Inc., a company owned by certain former and existing partners of TWE to conduct TWE's businesses in Japan.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  ADDITIONAL FINANCIAL INFORMATION

CASH FLOWS

     TWE established an asset securitization facility on December 31, 1997, which effectively provides for the accelerated receipt of up to $500 million of cash through the year 2000 on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast until a later date ("Backlog Contracts"). In connection with this securitization facility, TWE sells, on a revolving and nonrecourse basis, certain of its Backlog Contracts ("Pooled Backlog Contracts") to a wholly owned, special purpose entity which, in turn, sells a percentage ownership interest in the Pooled Backlog Contracts to a third-party, commercial paper conduit sponsored by a financial institution.

     Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is only dependent upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenues in long-term liabilities in the accompanying consolidated balance sheet. Net proceeds of approximately $166 million were received under this securitization program in 1998.

     Additional financial information with respect to cash flows is as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                      (MILLIONS)
Cash payments made for interest.............................   $537      $493      $513
Cash payments made for income taxes, net....................     91        95        74
Noncash capital contributions (distributions), net..........    973       399        (1)

     Noncash investing and financing activities in 1998 included the Time Warner Telecom Reorganization, the TWE-A/N Transfers, the Primestar Roll-up Transaction and the exchange of certain cable television systems (Note 2).

OTHER CURRENT LIABILITIES

     Other current liabilities consist of:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
                                                                 (MILLIONS)
Accrued expenses............................................  $1,395    $1,159
Accrued compensation........................................     298       253
Deferred revenues...........................................     249       255
                                                              ------    ------
Total.......................................................  $1,942    $1,667
                                                              ======    ======

                         REPORT OF INDEPENDENT AUDITORS

The Partners of
Time Warner Entertainment Company, L.P.

     We have audited the accompanying consolidated balance sheet of Time Warner Entertainment Company, L.P. ("TWE") as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and partnership capital for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of TWE's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWE at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 3, 1999

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         SELECTED FINANCIAL INFORMATION

     The selected financial information for each of the five years in the period ended December 31, 1998 set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein.

     The selected historical financial information for 1998 reflects (a) the TWE-A/N Transfers effective as of January 1, 1998, (b) the Primestar Roll-up Transaction effective as of April 1, 1998, (c) the formation of the Road Runner Joint Venture effective as of June 30, 1998 and (d) the Time Warner Telecom Reorganization effective as of July 1, 1998. The selected historical financial information for 1995 reflects the consolidation by TWE of TWE-A/N resulting from the formation of such partnership, effective as of April 1, 1995, and the consolidation of Paragon effective as of July 6, 1995. The selected historical financial information gives effect to the deconsolidation of Six Flags resulting from the disposition by TWE of a 51% interest in Six Flags effective as of June 23, 1995.

                                                         YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1998       1997       1996       1995       1994
                                            -------    -------    -------    -------    ------
                                                                (MILLIONS)
SELECTED OPERATING STATEMENT INFORMATION
Revenues..................................  $12,246    $11,318    $10,852    $ 9,517    $8,460
Depreciation and amortization.............   (1,436)    (1,370)    (1,235)    (1,039)     (943)
Business segment operating income(1)......    1,719      1,444      1,078        960       848
Interest and other, net(2)................     (965)      (345)      (522)      (580)     (587)
Income before extraordinary item..........      326        637        210         97       161
Net income(3).............................      326        614        210         73       161

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
                                                               (MILLIONS)
SELECTED BALANCE SHEET INFORMATION
Cash and equivalents.....................  $    87    $   322    $   216    $   209    $ 1,071
Total assets.............................   22,230     20,731     19,973     18,905     18,662
Debt due within one year.................        6          8          7         47         32
Long-term debt...........................    6,578      5,990      5,676      6,137      7,160
Preferred stock of subsidiary............      217        233         --         --         --
Time Warner General Partners' Senior
  Capital................................      603      1,118      1,543      1,426      1,663
Partners' capital........................    5,107      6,333      6,574      6,478      6,233

---------------
(1) Includes net gains of approximately $90 million and $200 million recognized in 1998 and 1997, respectively, related to the sale or exchange of certain cable television systems.
(2) Includes a charge of approximately $210 million in 1998 to reduce the carrying value of an interest in Primestar and a gain of approximately $250 million in 1997 related to the sale of an interest in E! Entertainment.
(3) Net income for each of the years ended December 31, 1997 and 1995 includes an extraordinary loss on the retirement of debt of $23 million and $24 million, respectively.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                          OPERATING
                                                                          INCOME OF      NET
                                                                           BUSINESS     INCOME
QUARTER                                                       REVENUES     SEGMENTS     (LOSS)
-------                                                       --------    ----------    ------
                                                                          (MILLIONS)
1998
1st.........................................................  $ 2,910       $  369      $ 108
2nd(a)......................................................    2,850          455        155
3rd.........................................................    3,220          468        172
4th(b)......................................................    3,266          427       (109)
Year(a)(b)..................................................   12,246        1,719        326

1997
1st(c)......................................................  $ 2,600       $  329      $ 320
2nd.........................................................    2,728          320         82
3rd.........................................................    2,855          335         81
4th(d)(e)...................................................    3,135          460        131
Year........................................................   11,318        1,444        614

---------------
(a) Operating income includes net gains of approximately $90 million for the year relating to the sale or exchange of certain cable television systems, of which approximately $70 million was recorded in the second quarter of 1998.
(b) Net income (loss) for the fourth quarter of 1998 includes a charge of approximately $210 million principally to reduce the carrying value of an interest in Primestar.
(c) Net income in the first quarter of 1997 includes a gain of approximately $250 million related to the sale of an interest in E! Entertainment.
(d) Operating income for 1997 includes net gains of approximately $200 million for the year relating to the sale or exchange of certain cable television systems, of which approximately $160 million was recorded in the fourth quarter of 1997.
(e) Net income for the fourth quarter of 1997 includes an extraordinary loss on the retirement of debt of $23 million.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 ADDITIONS
                                                   BALANCE AT    CHARGED TO                   BALANCE
                                                   BEGINNING     COSTS AND                    AT END
DESCRIPTION                                        OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
-----------                                        ----------    ----------    ----------    ---------
                                                                       (MILLIONS)
1998:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts................     $218          $144         $ (91)(a)     $271
  Reserves for sales returns and allowances......      206           338          (309)(b)      235
                                                      ----          ----         -----         ----
Total............................................     $424          $482         $(400)        $506
                                                      ====          ====         =====         ====
1997:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts................     $195          $113         $ (90)(a)     $218
  Reserves for sales returns and allowances......      178           289          (261)(b)      206
                                                      ----          ----         -----         ----
Total............................................     $373          $402         $(351)        $424
                                                      ====          ====         =====         ====
1996:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts................     $196          $ 97         $ (98)(a)     $195
  Reserves for sales returns and allowances......      169           278          (269)(b)      178
                                                      ----          ----         -----         ----
Total............................................     $365          $375         $(367)        $373
                                                      ====          ====         =====         ====

---------------
(a) Represents uncollectible receivables charged against the reserve.
(b) Represents returns or allowances applied against the reserve.

                                 EXHIBIT INDEX

                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
  NUMBER                            DESCRIPTION                             NUMBER
 -------                            -----------                           ----------
 3.(i)(a)   Restated Certificate of Incorporation of the Registrant as        *
            filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by
            reference to Exhibit 4.3 to the Registrant's Post-Effective
            Amendment No. 1 on Form S-8 to the Registrant's Registration
            Statement on Form S-4 filed with the Commission on October
            11, 1996 (Registration No. 333-11471) (the "S-8 Registration
            Statement")).
 3.(i)(b)   Certificate of Increase of the Number of Shares of Series         *
            Common Stock of the Registrant Designated as Series LMCN-V
            Common Stock as filed with the Secretary of State of the
            State of Delaware on August 13, 1997 (which is incorporated herein by reference to Exhibit 3.(i)(b) to the Registrant's
            Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1997).
 3.(i)(c)   Certificate of Amendment of Restated Certificate of               *
            Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on May 19, 1997 (which is incorporated herein by reference to Exhibit 3.(i)(c) to the
            Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "June 1997 Form 10-Q")).
 3.(i)(d)   Certificate of Amendment of Restated Certificate of               *
            Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.4 to the
            Registrant's S-8 Registration Statement).
 3.(i)(e)   Certificate of the Voting Powers, Designations, Preferences       *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series LMC Common Stock of the Registrant as
            filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by
            reference to Exhibit 4.5 to the Registrant's S-8
            Registration Statement).
 3.(i)(f)   Certificate of the Voting Powers, Designations, Preferences       *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series LMCN-V Common Stock of the Registrant as
            filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by
            reference to Exhibit 4.6 to the Registrant's S-8
            Registration Statement).
 3.(i)(g)   Certificate of the Voting Powers, Designations, Preferences       *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series A Participating Cumulative Preferred
            Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is
            incorporated herein by reference to Exhibit 4.7 to the
            Registrant's S-8 Registration Statement).
 3.(i)(h)   Certificate of the Voting Powers, Designations, Preferences       *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series D Convertible Preferred Stock of the
            Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
            herein by reference to Exhibit 4.8 to the Registrant's S-8
            Registration Statement).

                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
  NUMBER                            DESCRIPTION                             NUMBER
 -------                            -----------                           ----------
 3.(i)(i)   Certificate of the Voting Powers, Designations, Preferences       *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series E Convertible Preferred Stock of the
            Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
            herein by reference to Exhibit 4.9 to the Registrant's S-8
            Registration Statement).
 3.(i)(j)   Certificate of Correction of the Certificate of the Voting        *
            Powers, Designations, Preferences and Relative,
            Participating, Optional or Other Special Rights, and
            Qualifications, Limitations or Restrictions Thereof, of
            Series E Convertible Preferred Stock of the Registrant as
            filed with the Secretary of State of the State of Delaware on November 13, 1996 (which is incorporated herein by
            reference to Exhibit 3.i(h) to the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1996
            (the "1996 Form 10-K")).
 3.(i)(k)   Certificate of the Voting Powers, Designations, Preferences       *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series F Convertible Preferred Stock of the
            Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
            herein by reference to Exhibit 4.10 to the Registrant's S-8
            Registration Statement).
 3.(i)(l)   Certificate of Correction of the Certificate of the Voting        *
            Powers, Designations, Preferences and Relative,
            Participating, Optional or Other Special Rights, and
            Qualifications, Limitations or Restrictions Thereof, of
            Series F Convertible Preferred Stock of the Registrant as
            filed with the Secretary of State of the State of Delaware on November 13, 1996 (which is incorporated herein by
            reference to Exhibit 3.(i)(j) of the Registrant's 1996 Form
            10-K).
 3.(i)(m)   Certificate of Elimination of the Certificate of the Voting
            Powers, Designations, Preferences and Relative,
            Participating, Optional or Other Special Rights and
            Qualifications, Limitations or Restrictions Thereof, of
            Series G Convertible Preferred Stock of the Registrant as
            filed with the Secretary of State of the State of Delaware on March 18, 1999.
 3.(i)(n)   Certificate of the Voting Powers, Designations, Preferences       *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series G Convertible Preferred Stock of the
            Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
            herein by reference to Exhibit 4.11 to the Registrant's S-8
            Registration Statement).
 3.(i)(o)   Certificate of Elimination of the Certificate of the Voting
            Powers, Designations, Preferences and Relative,
            Participating, Optional or Other Special Rights and
            Qualifications, Limitations or Restrictions Thereof, of
            Series H Convertible Preferred Stock of the Registrant as
            filed with the Secretary of State of the State of Delaware on March 18, 1999.
 3.(i)(p)   Certificate of the Voting Powers, Designations, Preferences       *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series H Convertible Preferred Stock of the
            Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
            herein by reference to Exhibit 4.12 to the Registrant's S-8
            Registration Statement).

                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
  NUMBER                            DESCRIPTION                             NUMBER
 -------                            -----------                           ----------
 3.(i)(q)   Certificate of the Voting Powers, Designations, Preferences       *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series I Convertible Preferred Stock of the
            Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
            herein by reference to Exhibit 4.13 to the Registrant's S-8
            Registration Statement).
 3.(i)(r)   Certificate of the Voting Powers, Designations, Preferences       *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series J Convertible Preferred Stock of the
            Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
            herein by reference to Exhibit 4.14 to the Registrant's S-8
            Registration Statement).
 3.(i)(s)   Certificate of Elimination of the Voting Powers,
            Designations, Preferences and Relative, Participating,
            Optional or Other Special Rights, and Qualifications,
            Limitations or Restrictions Thereof, of 10 1/4% Series M
            Exchangeable Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 18,
            1999.
 3.(i)(t)   Certificate of the Voting Powers, Designations, Preferences       *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of 10 1/4% Series M Exchangeable Preferred Stock of
            the Registrant as filed with the Secretary of State of the
            State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.15 to the Registrant's S-8
            Registration Statement).
 3.(ii)     By-laws of the Registrant as of November 19, 1998.
 4.1        Rights Agreement (the "Rights Agreement") dated as of             *
            October 10, 1996 between the Registrant and ChaseMellon
            Shareholder Services L.L.C. ("ChaseMellon") (which is
            incorporated herein by reference to Exhibit 4.17 to the
            Registrant's S-8 Registration Statement).
 4.2        Amendment No. 1 to the Rights Agreement dated as of December
            15, 1998 between the Registrant and ChaseMellon.
 4.3        Amendment No. 2 to the Rights Agreement dated as of January
            21, 1999 between the Registrant and ChaseMellon.
 4.4        Indenture dated as of June 1, 1998 among the Registrant,          *
            Time Warner Companies, Inc. ("TWCI"), Turner Broadcasting
            System, Inc. ("TBS") and The Chase Manhattan Bank, as
            Trustee ("Chase Manhattan") (which is incorporated herein by reference to Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998).
 4.5        Indenture dated as of April 30, 1992, as amended by the           *
            First Supplemental Indenture, dated as of June 30, 1992,
            among Time Warner Entertainment Company, L.P. ("TWE"), TWCI, certain of TWCI's subsidiaries that are parties thereto and
            The Bank of New York ("BONY"), as Trustee (which is
            incorporated herein by reference to Exhibits 10(g) and 10(h)
            to TWCI's Current Report on Form 8-K dated July 14, 1992
            (File No. 1-8637) ("TWCI's July 1992 Form 8-K")).

                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
  NUMBER                            DESCRIPTION                             NUMBER
 -------                            -----------                           ----------
 4.6        Second Supplemental Indenture, dated as of December 9, 1992,      *
            among TWE, TWCI, certain of TWCI's subsidiaries that are
            parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to
            TWE's Registration Statement on Form S-4 (Registration No.
            33-67688) filed with the Commission on October 25, 1993
            ("TWE's 1993 Form S-4")).
 4.7        Third Supplemental Indenture, dated as of October 12, 1993,       *
            among TWE, TWCI, certain of TWCI's subsidiaries that are
            parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.3 to TWE's 1993 Form S-4).
 4.8        Fourth Supplemental Indenture, dated as of March 29, 1994,        *
            among TWE, TWCI, certain of TWCI's subsidiaries that are
            parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.4 to TWE's Annual Report on
            Form 10-K for the year ended December 31, 1993 (File No.
            1-12259) ("TWE's 1993 Form 10-K")).
 4.9        Fifth Supplemental Indenture, dated as of December 28, 1994,      *
            among TWE, TWCI, certain of TWCI's subsidiaries that are
            parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.5 to TWE's Annual Report on
            Form 10-K for the year ended December 31, 1994 (File No.
            1-12259)).
 4.10       Sixth Supplemental Indenture, dated as of September 29,           *
            1997, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is
            incorporated herein by reference to Exhibit 4.7 to the
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1997 (the "1997 Form 10-K)).
 4.11       Seventh Supplemental Indenture, dated as of December 29,          *
            1997, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is
            incorporated herein by reference to Exhibit 4.7 to the
            Registrant's 1997 Form 10-K).
 4.12       Indenture dated as of January 15, 1993 between TWCI and           *
            Chase Manhattan, as Trustee (which is incorporated herein by reference to Exhibit 4.11 to TWCI's Annual Report on Form
            10-K for the year ended December 31, 1992 (File No.
            1-8637)).
 4.13       First Supplemental Indenture dated as of June 15, 1993            *
            between TWCI and Chase Manhattan, as Trustee (which is
            incorporated herein by reference to Exhibit 4 to TWCI's
            Quarterly Report on Form 10-Q for the quarter ended June 30,
            1993 (File No. 1-8637)).
 4.14       Second Supplemental Indenture dated as of October 10, 1996        *
            among the Registrant, TWCI and Chase Manhattan, as Trustee
            (which is incorporated herein by reference to Exhibit 4.1 to
            TWCI's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1996).
 4.15       Third Supplemental Indenture dated as of December 31, 1996        *
            among the Registrant, TWCI and Chase Manhattan, as Trustee
            (which is incorporated herein by reference to Exhibit 4.10 to the Registrant's 1996 Form 10-K).

                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
  NUMBER                            DESCRIPTION                             NUMBER
 -------                            -----------                           ----------
 4.16       Fourth Supplemental Indenture dated as of December 17, 1997       *
            among the Registrant, TWCI, Turner Broadcasting System, Inc.
            ("TBS") and Chase Manhattan, as Trustee (which is
            incorporated herein by reference to Exhibit 4.4 to the
            Registrant's, TWCI's and TBS's Registration Statement on
            Form S-4 (Registration Nos. 333-45703, 333-45703-02 and
            333-45703-01) filed with the Commission on February 5, 1998
            (the "1998 Form S-4").
 4.17       Fifth Supplemental Indenture dated as of January 12, 1998         *
            among the Registrant, TWCI, TBS and Chase Manhattan, as
            Trustee (which is incorporated herein by reference to
            Exhibit 4.5 to the Registrant's, TWCI's and TBS's 1998 Form
            S-4).
 4.18       Sixth Supplemental Indenture dated as of March 17, 1998           *
            among the Registrant, TWCI, TBS and Chase Manhattan, as
            Trustee (which is incorporated herein by reference to
            Exhibit 4.15 to the Registrant's 1997 Form 10-K).
 4.19       Trust Agreement dated as of April 1, 1998 among the               *
            Registrant, as Grantor and U.S. Trust Company of California,
            N.A., as Trustee (which is incorporated herein by reference to Exhibit 4.16 to the Registrant's 1997 Form 10-K).
10.1        Time Warner 1986 Stock Option Plan, as amended through March      *
            20, 1997 (which is incorporated herein by reference to
            Exhibit 10.1 to the Registrant's 1997 Form 10-K).
10.2        1988 Stock Incentive Plan of Time Warner Inc., as amended         *
            through March 20, 1997 (which is incorporated herein by
            reference to Exhibit 10.2 to the Registrant's 1997 Form
            10-K).
10.3        Time Warner 1989 Stock Incentive Plan, as amended through         *
            March 20, 1997 (which is incorporated herein by reference to
            Exhibit 10.3 to the Registrant's 1997 Form 10-K).
10.4        Time Warner 1994 Stock Option Plan, as amended through
            November 19, 1998.
10.5        Time Warner Corporate Group Stock Incentive Plan, as amended      *
            through March 20, 1997 (which is incorporated herein by
            reference to Exhibit 10.5 to the Registrant's 1997 Form
            10-K).
10.6        Time Warner 1997 Stock Option Plan (which is incorporated         *
            herein by reference to Annex A to the Registrant's
            definitive Proxy Statement dated March 28, 1997 used in
            connection with the Registrant's 1997 annual meeting of
            stockholders).
10.7        Time Warner 1988 Restricted Stock Plan for Non-Employee           *
            Directors, as amended through November 18, 1993 (which is
            incorporated herein by reference to Exhibit 10.8 of TWCI's
            Annual Report on Form 10-K for the year ended December 31,
            1993 (File No. 1-8637) ("TWCI's 1993 Form 10-K")).
10.8        Time Warner 1996 Stock Option Plan for Non-Employee               *
            Directors (which is incorporated herein by reference to
            Annex A to TWCI's definitive Proxy Statement dated March 29,
            1996 used in connection with TWCI's 1996 Annual Meeting of
            Stockholders).
10.9        Deferred Compensation Plan for Directors of Time Warner, as       *
            amended through November 18, 1993 (which is incorporated
            herein by reference to Exhibit 10.9 to TWCI's 1993 Form 10-K
            (File No. 1-8637)).
10.10       Time Warner Retirement Plan for Outside Directors, as             *
            amended through May 16, 1996 (which is incorporated herein by reference to Exhibit 10.9 to the Registrant's 1996 Form
            10-K).

                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
  NUMBER                            DESCRIPTION                             NUMBER
 -------                            -----------                           ----------
10.11       Amended and Restated Time Warner Inc. Annual Bonus Plan for       *
            Executive Officers (which is incorporated herein by
            reference to Annex A to TWCI's definitive Proxy Statement
            dated March 30, 1995 used in connection with TWCI's 1995
            Annual Meeting of Stockholders).
10.12       Time Warner Inc. Deferred Compensation Plan (which is             *
            incorporated herein by reference to Exhibit 4 to the
            Registrant's Registration Statement on Form S-8 filed with the Commission on December 18, 1998 (Registration No.
            333-69161)).
10.13       Amended and Restated Employment Agreement effective as of
            January 1, 1998, as amended December 2, 1998, between the
            Registrant and Gerald M. Levin.
10.14       Amended and Restated Employment Agreement effective as of
            January 1, 1998, as amended December 15, 1998, between the
            Registrant and R.E. Turner ("Turner").
10.15       Amended and Restated Employment Agreement effective as of
            January 1, 1999, between the Registrant and Richard D.
            Parsons.
10.16       Amended and Restated Employment Agreement effective as of
            January 1, 1998, as amended December 2, 1998, between the
            Registrant and Peter R. Haje.
10.17       Amended and Restated Employment Agreement effective as of
            January 1, 1999, between the Registrant and Richard J.
            Bressler.
10.18       Amended and Restated Employment Agreement effective as of
            April 1, 1998, as amended December 2, 1998, between the
            Registrant and Timothy A. Boggs.
10.19       Amended and Restated Employment Agreement effective as of
            April 1, 1998, as amended December 2, 1998, between the
            Registrant and John A. LaBarca.
10.20       Employment Agreement effective as of January 11, 1999,
            between the Registrant and Andrew J. Kaslow.
10.21       Second Amended and Restated LMC Agreement dated as of             *
            September 22, 1995 among TWCI, Liberty Media Corporation
            ("LMC"), TCI Turner Preferred, Inc. ("TCITP"), Communication
            Capital Corp. ("CCC") and United Cable Turner Investment,
            Inc. (which is incorporated herein by reference to Exhibit
            10(a) to TWCI's Current Report on Form 8-K dated September
            6, 1996 ("TWCI's September 1996 Form 8-K")).
10.22       Agreement Containing Consent Order dated August 14, 1996          *
            among TWCI, TBS, Tele-Communications, Inc., LMC and the
            Federal Trade Commission (which is incorporated herein by
            reference to Exhibit 2(b) to TWCI's September 1996 Form
            8-K).
10.23       Stockholders' Agreement dated as of October 10, 1996 among        *
            the Registrant, Turner, TCITP, Liberty Broadcasting Inc.
            CCC, Turner Outdoor Inc. ("Turner Outdoor") and Turner
            Partners, L.P. ("Turner's Partners") (which is incorporated herein by reference to Exhibit 10.22 to the Registrant's
            1996 Form 10-K).
10.24       Investors Agreement (No. 1) dated as of October 10, 1996          *
            among the Registrant, Turner, Turner Outdoor and Turner
            Partners (which is incorporated herein by reference to
            Exhibit 10.23 to the Registrant's 1996 Form 10-K).
10.25       Investors Agreement (No. 2) dated as of October 10, 1996          *
            among the Registrant, Turner Foundation, Inc. ("Turner
            Foundation") and Robert E. Turner Charitable Remainder
            Unitrust No. 2 ("Turner Trust") (which is incorporated
            herein by reference to Exhibit 10.24 to the Registrant's
            1996 Form 10-K).

                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
  NUMBER                            DESCRIPTION                             NUMBER
 -------                            -----------                           ----------
10.26       Registration Rights Agreement dated as of October 10, 1996        *
            among the Registrant, Turner, Turner Outdoor, Turner
            Foundation, Turner Trust and Turner Partners (which is
            incorporated herein by reference to Exhibit 10.25 to the
            Registrant's 1996 Form 10-K).
10.27       Credit Agreement dated as of November 10, 1997 among the          *
            Registrant, TWCI, TWE, TBS, Time Warner
            Entertainment-Advance/Newhouse Partnership ("TWE-A/N
            Partnership") and TWI Cable Inc., as Credit Parties, Chase
            Manhattan, as Administrative Agent, Bank of America National
            Trust and Savings Association, BONY and Morgan Guaranty
            Trust Company of New York, as Documentation and Syndication
            Agents and Chase Securities Inc., as Arranger (which is
            incorporated herein by reference to Exhibit 10.26 to the
            Registrant's 1997 Form 10-K).
10.28       Agreement of Limited Partnership, dated as of October 29,         *
            1991, as amended by the Letter Agreement, dated February 11,
            1992, and the Letter Agreement dated June 23, 1992, among
            TWCI and certain of its subsidiaries, ITOCHU Corporation
            ("ITOCHU") and Toshiba Corporation ("Toshiba") ("TWE
            Partnership Agreement, as amended") (which is incorporated herein by reference to Exhibit (A) to TWCI's Current Report on Form 8-K dated October 29, 1991 (File No. 1-8637) and
            Exhibit 10(b) and 10(c) to TWCI's July 1992 Form 8-K).
10.29       Admission Agreement, dated as of May 16, 1993, between TWE        *
            and US WEST, Inc. ("US West") (which is incorporated herein by reference to Exhibit 10(a) to TWE's Current Report on
            Form 8-K dated May 16, 1993 (File No. 1-2878)).
10.30       Amendment Agreement, dated as of September 14, 1993, among        *
            ITOCHU, Toshiba, TWCI, US West and certain of their
            respective subsidiaries, amending the TWE Partnership
            Agreement, as amended (which is incorporated herein by
            reference to Exhibit 3.2 to TWE's 1993 Form 10-K (File No.
            1-2878)).
10.31       Restructuring Agreement dated as of August 31, 1995 among         *
            TWCI, ITOCHU and ITOCHU Entertainment Inc. (which is
            incorporated herein by reference to Exhibit 2(a) to TWCI's
            Current Report on Form 8-K dated August 31, 1995 ("TWCI's
            August 1995 Form 8-K")).
10.32       Restructuring Agreement dated as of August 31, 1995 between       *
            TWCI and Toshiba (including Form of Registration Rights
            Agreement, between TWCI and Toshiba) (which is incorporated herein by reference to Exhibit 2(b) to TWCI's August 1995
            Form 8-K).
10.33       Option Agreement, dated as of September 15, 1993, between         *
            TWE and US West (which is incorporated herein by reference to Exhibit 10.9 to TWE's 1993 Form 10-K (File No. 1-2878)).
10.34       Contribution Agreement dated as of September 9, 1994 among        *
            TWE, Advance Publications, Inc. ("Advance Publications"),
            Newhouse Broadcasting Corporation ("Newhouse"),
            Advance/Newhouse Partnership ("Advance/Newhouse"), and
            TWE-AN Partnership (which is incorporated herein by
            reference to Exhibit 10(a) to TWE's Current Report on Form
            8-K dated September 9, 1994 ("TWE's September 1994 Form
            8-K")).
10.35       Partnership Agreement, dated as of September 9, 1994,             *
            between TWE and Advance/Newhouse (which is incorporated
            herein by reference to Exhibit 10(b) to TWE's September 1994
            Form 8-K).

                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
  NUMBER                            DESCRIPTION                             NUMBER
 -------                            -----------                           ----------
10.36       Letter Agreement dated April 1, 1995 among TWE,                   *
            Advance/Newhouse, Advance Publications and Newhouse (which is incorporated herein by reference to Exhibit 10(c) to
            TWE's Current Report on Form 8-K dated April 1, 1995).
10.37       Amended and Restated Transaction Agreement, dated as of           *
            October 27, 1997 among Advance Publications,
            Advance/Newhouse, TWE, TW Holding Co. and TWE-AN Partnership
            (which is incorporated herein by reference to Exhibit 99(c)
            to the Registrant's Current Report on Form 8-K dated October
            27, 1997).
10.38       Transaction Agreement No. 2 dated as of June 23, 1998 among
            Advance Publications, Newhouse, Advance/Newhouse, TWE,
            Paragon Communications ("Paragon") and TWE-AN Partnership.
10.39       Transaction Agreement No. 3 dated as of September 15, 1998 among Advance Publications, Newhouse, Advance/Newhouse, TWE,
            Paragon and TWE-AN Partnership.
10.40       First Amendment to the Partnership Agreement of TWE-AN
            Partnership dated as of February 12, 1998 among TWE,
            Advance/Newhouse and TW Holding Co.
10.41       Second Amendment to the Partnership Agreement of TWE-AN
            Partnership dated as of December 31, 1998 among TWE,
            Advance/Newhouse and Paragon.
10.42       Third Amendment to the Partnership Agreement of TWE-AN
            Partnership dated as of March 1, 1999 among TWE,
            Advance/Newhouse and Paragon.
21          Subsidiaries of the Registrant.
23          Consent of Ernst & Young LLP, Independent Auditors.
27          Financial Data Schedule.
99.1        Annual Report on Form 11-K of the Time Warner Savings Plan
            for the year ended December 31, 1998 (to be filed by
            amendment).
99.2        Annual Report on Form 11-K of the Time Warner Thrift Plan
            for the year ended December 31, 1998 (to be filed by
            amendment).
99.3        Annual Report on Form 11-K of the TWC Savings Plan for the
            year ended December 31, 1998 (to be filed by amendment).

---------------
* Incorporated by reference.

     The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.