Form 10-Q
period 1999-03-31
TIME WARNER INC/
filed 1999-05-12
CIK 1021387

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 1999, or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock - $.01 par value                         1,135,787,052
Series LMCN-V Common Stock - $.01 par value                   57,061,942
-------------------------------------------             ----------------------
       Description of Class                               Shares Outstanding
                                                         as of April 30, 1999

                              TIME WARNER INC. AND
                     TIME WARNER ENTERTAINMENT COMPANY, L.P.


                               INDEX TO FORM 10-Q

                                                                    Page
                                                                    ----
                                                              Time
                                                             Warner      TWE
                                                             ------      ---

PART I.  FINANCIAL INFORMATION
     Management's discussion and analysis of results of
     operations and financial condition....................     1          33

     Consolidated balance sheet at March 31, 1999
     and December 31, 1998.................................    14          41

     Consolidated statement of operations for the
     three months ended March 31, 1999 and 1998............    15          42

     Consolidated statement of cash flows for the
     three months ended March 31, 1999 and 1998............    16          43

     Consolidated statement of shareholders' equity
     and partnership capital..................... .........    17          44

     Notes to consolidated financial statements............    18          45

     Supplementary information.............................    27


PART II.  OTHER INFORMATION................................    50

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

Investment in TWE

         A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"). Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights currently held by MediaOne related to TWE's cable television business.

         At the time of this filing, MediaOne had agreed to be acquired by AT&T Corp. ("AT&T"). This acquisition is subject to customary conditions, including regulatory approvals, and accordingly, there is no assurance that it will occur. However, if AT&T's acquisition of MediaOne proceeds as announced, the minority interest in TWE held by MediaOne would be affected, and the governance rights presently held by MediaOne would be reduced materially. Such a reduction in governance rights is expected to trigger other changes affecting TWE, including Time Warner's consolidation of TWE's operating results and financial position for accounting purposes.

Use of EBITA

         Time Warner evaluates operating performance based on several factors, including its primary financial measure of operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method. These business combinations, including the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of Turner Broadcasting System, Inc. ("TBS") in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995, created over $25 billion of intangible assets that generally are being amortized over a twenty to forty year period. The exclusion of noncash amortization charges also is consistent with management's belief that Time Warner's intangible assets, such as cable television and sports franchises, music catalogues and copyrights, film and television libraries and the goodwill associated with its brands, generally are increasing in value

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


and importance to Time Warner's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of Time Warner and the Entertainment Group includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

Transactions Affecting Comparability of Results of Operations

         The comparability of Time Warner's and the Entertainment Group's operating results has been affected by a $215 million net pretax gain recognized by TWE in 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.

         In order to meaningfully assess underlying operating trends, management believes that the results of operations for 1999 should be analyzed after excluding the effects of this significant nonrecurring gain. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of this unusual item. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

         In addition, the comparability of Time Warner's and the Entertainment Group's Cable division results has been affected by certain cable-related transactions, as described more fully under the caption "Summarized Financial Information of the Entertainment Group" in Note 2 to the accompanying consolidated financial statements. While these transactions had a significant effect on the comparability of the Cable division's EBITA and operating income principally due to the deconsolidation of the related operations, they did not have a significant effect on the comparability of Time Warner's net income and per share results.

         Finally, per common share amounts have been restated to give effect to a two-for-one common stock split that occurred on December 15, 1998.

RESULTS OF OPERATIONS

         EBITA and operating income are as follows:

                                               Three Months Ended March 31,
                                               ----------------------------
                                           EBITA              Operating Income
                                           -----              ----------------
                                    1999         1998        1999        1998
                                    ----         ----        ----        ----
                                                     (millions)
Time Warner:

Publishing.....................    $  94        $  85       $  84       $  76
Music..........................      102           93          35          25
Cable Networks-TBS.............      184          153         134         103
Filmed Entertainment-TBS.......       29          (15)         10         (35)
Cable(1).......................       66           74          22          20
Intersegment elimination.......       10          (19)         10         (19)
                                   -----        -----       -----       -----

Total..........................    $ 485        $ 371       $ 295       $ 170
                                   =====        =====       =====       =====

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


                                               Three Months Ended March 31,
                                               ----------------------------
                                           EBITA              Operating Income
                                           -----              ----------------
                                    1999         1998        1999        1998
                                    ----         ----        ----        ----
                                                    (millions)
Entertainment Group:

Filmed Entertainment-
   Warner Bros.(2).............     $346         $119        $316       $  86
Broadcasting-The WB Network....      (41)         (38)        (42)        (39)
Cable Networks-HBO.............      125          109         125         109
Cable(1).......................      337          307         252         213
                                    ----         ----        ----        ----

Total..........................     $767         $497        $651        $369
                                    ====         ====        ====        ====

(1) The comparability of Time Warner's and the Entertainment Group's Cable division results has been affected by certain cable-related transactions that occurred in 1998, as described more fully under the caption "Summarized Financial Information of the Entertainment Group" in Note 2 to the accompanying consolidated financial statements.
(2) Includes a net pretax gain of approximately $215 million recognized in 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.


         Time Warner had revenues of $3.266 billion and net income of $138 million ($0.10 income per common share after preferred dividend requirements) for the three months ended March 31, 1999, compared to revenues of $3.137 billion and a net loss of $62 million ($.12 loss per common share) for the three months ended March 31, 1998. Time Warner's equity in the pretax income of the Entertainment Group was $342 million for the three months ended March 31, 1999, compared to $107 million for the three months ended March 31, 1998.

         Time Warner reported net income of $138 million for the three months ended March 31, 1999, which represents an improvement over a net loss of $62 million for the three months ended March 31, 1998. As discussed more fully below, this improvement principally resulted from the inclusion of an approximate $215 million net pretax gain ($.10 per common share) recognized by TWE in 1999 in connection with the early termination and settlement of a long-term home video distribution agreement. Excluding the effect of this gain, net income increased to $11 million in 1999 from a net loss of $62 million in the prior year. This improvement principally resulted from an overall increase in Time Warner's business segment operating income and higher income from Time Warner's equity in the pretax income of the Entertainment Group.

         Similarly, excluding the effect of the $215 million net pretax gain referred to above, normalized net income per common share was at breakeven in 1999, compared to a normalized net loss per common share of $.12 in 1998. In addition to the factors discussed above, the improvement in 1999 normalized per share results reflects a $64 million reduction in preferred dividend requirements relating to the redemption of Time Warner's Series M exchangeable preferred stock ("Series M Preferred Stock") in late 1998 and the conversion of approximately 15 million shares of preferred stock into shares of common stock that also occurred during 1998.

         The Entertainment Group had revenues of $2.934 billion and net income of $312 million for the three months ended March 31, 1999, compared to revenues of $2.912 billion and net income of $108 million for the three months ended March 31, 1998. As discussed more fully below, the Entertainment Group's net income increased principally due to the recognition of the $215 million net pretax gain referred to above. Similarly, excluding this gain, the Entertainment Group's net income decreased to $97 million in 1999 from $108 million in the prior year. This decrease principally resulted from higher losses from certain investments accounted for under the equity method of accounting, which more than offset an overall increase in business segment operating income.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


         The relationship between income before income taxes and income tax expense of Time Warner principally is affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes. Income tax expense of Time Warner includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of the Entertainment Group.

Time Warner

         Publishing. Revenues increased to $974 million, compared to $948 million in the first three months of 1998. EBITA increased to $94 million from $85 million. Operating income increased to $84 million from $76 million. Revenues benefited primarily from significant increases in magazine advertising revenues, offset in part by lower direct-marketing revenues. Circulation revenues also increased marginally. The increase in advertising revenues was principally due to a strong overall advertising market for most of the division's magazines, primarily led by Time, Fortune, People, In Style and Entertainment Weekly. The increase in circulation revenues principally was due to higher subscription revenues, primarily led by the same magazines. EBITA and operating income increased principally as a result of the revenue gains, cost savings and a one-time gain on the sale of an asset. These increases were offset in part by lower results from direct-marketing activities, including losses of American Family Enterprises, a 50%-owned equity investee.

         Music. Revenues increased to $936 million, compared to $888 million in the first three months of 1998. EBITA increased to $102 million from $93 million. Operating income increased to $35 million from $25 million. Revenues benefited from an increase in domestic and international recorded music sales principally relating to higher compact disc sales of a broad range of popular releases from new and established artists, offset in part by lower music publishing revenues. EBITA and operating income increased principally as a result of the revenue gains, offset in part by lower licensing income from direct-marketing activities.

         Cable Networks-TBS. Revenues increased to $838 million, compared to $728 million in the first three months of 1998. EBITA increased to $184 million from $153 million. Operating income increased to $134 million from $103 million. Revenues benefited from increases in advertising and subscription revenues. The increase in advertising revenues was principally due to a strong overall advertising market for most of the division's networks, including TNT, TBS Superstation, CNN and Cartoon Network. The increase in subscription revenues principally related to an increase in subscriptions and higher rates, primarily led by revenue increases at TNT, TBS Superstation, Turner Classic Movies and CNN. EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher programming costs.

         Filmed Entertainment-TBS. Revenues decreased to $317 million, compared to $372 million in the first three months of 1998. EBITA increased to $29 million from a loss of $15 million. Operating income increased to $10 million from a loss of $35 million. Revenues decreased principally as a result of fewer theatrical releases, offset in part by increased international television syndication and worldwide home video revenues. Despite the decline in revenues, EBITA and operating income increased principally due to the absence in 1999 of film write-offs relating to disappointing results for theatrical releases of Castle Rock Entertainment in the first quarter of 1998.

         Cable. Revenues decreased to $222 million, compared to $248 million in the first three months of 1998. EBITA decreased to $66 million from $74 million. Operating income increased to $22 million from $20 million.

                               TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


The Cable division's 1999 operating results were negatively  affected by certain
cable-related   transactions   that   occurred   in  1998   (the  "1998   Cable
Transactions"), as described more fully in Note 2 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues benefited from an increase in basic cable subscribers, increases in basic cable rates and an increase in advertising and pay-per-view revenues. Similarly excluding the effect of the 1998 Cable Transactions, EBITA and operating income increased principally as a result of the revenue gains.

         Interest and Other, Net. Interest and other, net, increased to $311 million in the first three months of 1999, compared to $283 million in the first three months of 1998. Interest expense was unchanged at $233 million for both periods, principally because interest savings associated with the Company's 1998 debt reduction efforts fully offset increased interest costs incurred in connection with the $2.1 billion of borrowings used to redeem the Company's Series M Preferred Stock in December 1998. Other expense, net, increased to $78 million in the first three months of 1999 from $50 million in the first three months of 1998, principally due to higher losses from certain investments accounted for under the equity method of accounting.

Entertainment Group

         Filmed Entertainment-Warner Bros. Revenues increased to $1.380 billion, compared to $1.312 billion in the first three months of 1998. EBITA increased to $346 million from $119 million. Operating income increased to $316 million from $86 million. Revenues benefited from increases in worldwide home video and theatrical operations, offset in part by lower worldwide television production and distribution revenues. EBITA and operating income increased primarily from the inclusion of an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term home video distribution agreement. In addition, EBITA and operating income benefited from improved results from worldwide theatrical and home video operations and an increase in investment-related income, offset in part by lower results from television production, television distribution and consumer products operations.

         Broadcasting - The WB Network. Revenues increased to $79 million, compared to $45 million in the first three months of 1998. EBITA decreased to a loss of $41 million from a loss of $38 million. Operating losses increased to $42 million from $39 million. Revenues increased as a result of improved television ratings and the addition of a fifth night of primetime programming in September 1998. Despite the revenue increase, operating losses increased because of a lower allocation of losses to a minority partner in the network. However, excluding this minority interest effect, operating losses improved principally as a result of the revenue gains, which outweighed higher programming costs associated with the expanded programming schedule.

         Cable Networks-HBO. Revenues increased to $526 million, compared to $512 million in the first three months of 1998. EBITA and operating income increased to $125 million from $109 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, cost savings, one-time gains from the sale of certain investments and higher income from Comedy Central, a 50%-owned equity investee, offset in part by higher marketing expenses.

         Cable. Revenues decreased to $1.074 billion, compared to $1.153 billion in the first three months of 1998. EBITA increased to $337 million from $307 million. Operating income increased to $252 million from $213 million.

                               TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


The Cable division's 1999 operating results were affected by the 1998 Cable Transactions. Excluding the effect of the 1998 Cable Transactions, revenues benefited from an increase in basic cable subscribers, increases in basic cable rates and an increase in advertising and pay-per-view revenues. Similarly excluding the effect of the 1998 Cable Transactions, EBITA and operating income increased principally as a result of the revenue gains, offset in part by the absence of approximately $14 million of net pretax gains recognized in 1998 relating to the sale or exchange of certain cable television systems.

         Interest and Other, Net. Interest and other, net, was $225 million in the first three months of 1999, compared to $164 million in the first three months of 1998. Interest expense decreased to $137 million, compared to $141 million in the first three months of 1998, principally due to lower average debt levels. There was other expense, net, of $88 million in the first three months of 1999, compared to $23 million in the first three months of 1998, principally due to higher losses from certain investments accounted for under the equity method of accounting.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1999

Time Warner

Financial Condition

         At March 31, 1999, Time Warner had $10.6 billion of debt, $300 million of cash and equivalents (net debt of $10.3 billion), $1.1 billion of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary and $8.9 billion of shareholders' equity. This compares to $10.9 billion of debt, $442 million of cash and equivalents (net debt of $10.5 billion), $895 million of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary and $8.9 billion of shareholders' equity at December 31, 1998.

Common Stock Repurchase Program

         In January 1999, Time Warner's Board of Directors authorized a new common stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of common stock. This program is expected to be completed over a three-year period; however, actual repurchases in any period will be subject to market conditions. Along with stock option exercise proceeds and borrowings under Time Warner's $1.3 billion stock option proceeds credit facility, additional funding for this program is expected to be provided by anticipated future free cash flow and financial capacity.

         During the first quarter of 1999, Time Warner acquired 5.1 million shares of its common stock at an aggregate cost of $330 million under its $5 billion common stock repurchase program. These repurchases increased the cumulative shares purchased under this and its previous common stock repurchase program begun in 1996 to approximately 100.2 million shares at an aggregate cost of $3.37 billion.

                               TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


Cash Flows

         During the first three months of 1999, Time Warner's cash provided by operations amounted to $183 million and reflected $485 million of EBITA from its Publishing, Music, Cable Networks-TBS, Filmed Entertainment-TBS and Cable
businesses, $87 million of noncash depreciation expense, $125 million of proceeds from Time Warner's asset securitization program and $154 million of distributions from TWE, less $308 million of interest payments, $75 million of income taxes, $22 million of corporate expenses and $263 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $332 million for the first three months of 1998 reflected $371 million of EBITA from its Publishing, Music, Cable Networks-TBS, Filmed Entertainment-TBS and Cable businesses, $95 million of noncash depreciation expense, $172 million of distributions from TWE, $37 million of proceeds from Time Warner's asset securitization program and $10 million related to a decrease in working capital requirements, other balance sheet accounts and noncash items, less $316 million of interest payments, $18 million of income taxes and $19 million of corporate expenses.

         Cash used by investing activities was $154 million in the first three months of 1999, compared to $42 million in the first three months of 1998, principally as a result of higher capital expenditures and a decrease in investment proceeds. Capital expenditures increased to $136 million in the first three months of 1999, compared to $103 million in the first three months of 1998.

         Cash used by financing activities was $171 million in the first three months of 1999, compared to $391 million in the first three months of 1998. The use of cash in 1999 principally resulted from $127 million of debt reduction, the repurchase of approximately 5.1 million shares of Time Warner common stock at an aggregate cost of $330 million and the payment of $75 million of dividends, offset in part by $205 million of net borrowings against future stock option proceeds and $156 million of proceeds received principally from the exercise of employee stock options. Cash used by financing activities in the first three months of 1998 principally resulted from $190 million of debt reduction, the repayment of $68 million of net borrowings against future stock option proceeds, the repurchase of approximately 4.4 million shares of Time Warner common stock at an aggregate cost of $277 million and the payment of $133 million of dividends, offset in part by $290 million of proceeds received principally from the exercise of employee stock options. The decrease in dividends paid in 1999 reflects the effect of Time Warner's redemption of its Series M Preferred Stock in December 1998 and the conversion of approximately 15 million shares of preferred stock into shares of common stock that also occurred during 1998.

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

                               TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


Entertainment Group

Financial Condition

         At March 31, 1999, the Entertainment Group had $6.9 billion of debt, $321 million of cash and equivalents (net debt of $6.6 billion), $615 million of Time Warner General Partners' Senior Capital and $5.1 billion of partners' capital. This compares to $6.6 billion of debt, $87 million of cash and equivalents (net debt of $6.5 billion), $217 million of preferred stock of a subsidiary, $603 million of Time Warner General Partners' Senior Capital and $5.2 billion of partners' capital at December 31, 1998.

Redemption of REIT Preferred Stock

         In March 1999, a subsidiary of TWE (the "REIT") redeemed all of its shares of preferred stock ("REIT Preferred Stock") at an aggregate cost of $217 million, which approximated net book value. The redemption was funded with borrowings under TWE's bank credit agreement. Pursuant to its terms, the REIT Preferred Stock was redeemed as a result of proposed changes to federal tax regulations that substantially increased the likelihood that dividends paid by the REIT or interest paid to the REIT under a mortgage note of TWE would not be fully deductible for federal income tax purposes.

Cash Flows

         During the first three months of 1999, the Entertainment Group's cash provided by operations amounted to $788 million and reflected $767 million of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $192 million of noncash depreciation expense and $44 million related to a decrease in working capital requirements, other balance sheet accounts and noncash items, less $144 million of interest payments, $22 million of income taxes, $18 million of corporate expenses and $31 million of proceeds repaid under TWE's asset securitization program. Cash provided by operations of $441 million in the first three months of 1998 reflected $497 million of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $243 million of noncash depreciation expense and $148 million of proceeds from TWE's asset securitization program, less $156 million of interest payments, $20 million of income taxes, $18 million of corporate expense and $253 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $322 million in the first three months of 1999, compared to $559 million in the first three months of 1998, principally as a result of a $183 million decrease in cash used for investments and acquisitions and a decrease in capital expenditures. Capital expenditures decreased to $305 million in the first three months of 1999, compared to $352 million in the first three months of 1998.

         Cash used by financing activities was $232 million in the first three months of 1999, compared to $97 million in the first three months of 1998. The use of cash in 1999 principally resulted from the redemption of REIT Preferred Stock at an aggregate cost of $217 million and the payment of $154 million of capital distributions to Time Warner, offset in part by a $157 million increase in net borrowings. The use of cash in 1998 principally resulted

                               TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


from the payment of $172 million of capital distributions to Time Warner, offset in part by a $113 million increase in net borrowings.

         Management believes that the Entertainment Group's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

         Time  Warner   Cable  has  been  engaged  in  a  plan  to  upgrade  the
technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable, including the cable operations of both Time Warner and TWE, amounted to $321 million in the three months ended March 31, 1999, compared to $369 million in the three months ended March 31, 1998. For the full year of 1999, cable capital spending is expected to be comparable to 1998 levels, with approximately $1.2 billion budgeted for the remainder of 1999. Capital spending by Time Warner Cable is expected to continue to be funded by cable operating cash flow.

Filmed Entertainment Backlog

         Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of TWE's Filmed Entertainment-Warner Bros. division amounted to $2.313 billion at March 31, 1999, compared to $2.298 billion at December 31, 1998 (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks of $802 million at March 31, 1999 and $769 million at December 31, 1998). In addition, backlog of Time Warner's Filmed Entertainment-TBS division amounted to $636 million at March 31, 1999 and December 31, 1998 (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks of $222 million at March 31, 1999 and $226 million at December 31, 1998).

         Because backlog generally relates to contracts for the licensing of theatrical and television product which already have been produced, the recognition of revenue for such completed product principally is dependent only upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or on an accelerated basis using TWE's $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which also are expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

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

                               TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


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

         The  Company's  Year  2000   initiative  is  being   conducted  at  the
operational level by divisional project managers and senior technology executives overseen by senior divisional executives, with assistance internally as well as from outside professionals. The progress of each division through the different phases of remediation--inventorying, assessment, remediation planning, implementation and final testing--is actively overseen and reviewed on a regular basis by an executive oversight group that reports through the Company's Chief Financial Officer to the Audit Committee of the Board of Directors.

         The Company has generally completed the process of identifying potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls. The Company and its divisions, including the Entertainment Group, have identified approximately 1,000 worldwide, "mission critical" potential exposures. Of these, as of March 31, 1999, approximately 51% have been identified by the divisions as Year 2000 compliant, approximately 46% as in the remediation implementation or final testing stages, approximately 2% as in the remediation planning stage and less than 1% as in the assessment stage. The Company currently expects that the assessment phase for the few remaining potential exposures should be completed during the second quarter of 1999 and that remediation with respect to approximately 80% of all these identified operations will be substantially completed in all material respects by the end of the second quarter of 1999. The Company, however, could experience unexpected delays. The Company is currently planning to impose a "quiet" period at the beginning of the fourth quarter of 1999 during which any remaining remediation involving installation or modification of systems that interface with other systems will be minimized to permit the Company to conduct testing in a stable environment.

         As stated above, however, the Company's business is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes was not Year 2000 compliant. The box manufacturers have been working with cable industry groups to develop solutions that the Company is installing in its head-end equipment. It is currently expected that these solutions will be substantially implemented by the end of the second quarter of 1999. In addition, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Because the Company is also a programming supplier, third-party signal delivery problems would affect its ability to deliver its programming to its customers. The Company has attempted to include in its "mission critical" inventory such significant service providers, vendors, suppliers, customers and governmental entities

                               TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


that are believed to be critical to business operations and is in various stages of ascertaining their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. The Company continues to monitor these situations. Moreover, Time Warner is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony, water and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. Time Warner is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant, are developing satisfactory contingency plans or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Company is uncertain about the anticipated Year 2000 readiness of a significant third party, the Company is investigating available alternatives, if any.

         The Company, including the Entertainment Group, currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $125 to $175 million, of which an estimated 50% to 60% has been incurred through March 31, 1999. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. The Company anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

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

         The Company has been focusing its efforts on identification and remediation of its Year 2000 exposures and is beginning to develop specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. The Company is also examining its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year-2000 related problems. The Company intends to examine its status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

                               TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


Caution Concerning Forward-Looking Statements

         The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations of future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

         Time Warner operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. Time Warner's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in Time Warner's other filings and:

o For Time Warner's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS; increases in government regulation of cable or equipment rates or other terms of service (such as "digital must-carry" or "unbundling" requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as high-speed on-line services or telephony over cable or video on demand) to function properly, to appeal to enough consumers or to be available at reasonable prices and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

o For Time Warner's cable programming and television businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of advertising to economic cyclicality; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

o For Time Warner's film and television businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; increases in production costs generally; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

                               TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


o For Time Warner's music business, its ability to continue to attract and select desirable talent at manageable costs; the timely completion of albums by major artists; the popular demand for particular artists and albums; its ability to continue to enforce its intellectual property rights in digital environments; and the overall strength of global music sales.

o For Time Warner's print media and publishing businesses, increases in paper and distribution costs; the introduction and increased popularity of alternative technologies for the provision of news and information, such as the Internet; and fluctuations in advertiser and consumer spending.

o The ability of the Company and its key service providers, vendors, suppliers, customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue, including their ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of the Company's remediation plans and the ability of third parties to address adequately their own Year 2000 issues.

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

                                TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                          March 31,  December 31,
                                                                             1999         1998
                                                                          --------   -----------
                                                                            (millions, except
                                                                            per share amounts)
ASSETS
Current assets
Cash and equivalents....................................................  $   300      $   442
Receivables, less allowances of $945 million and $1.007 billion.........    2,253        2,885
Inventories.............................................................    1,009          946
Prepaid expenses........................................................    1,299        1,176
                                                                          -------      -------

Total current assets....................................................    4,861        5,449

Noncurrent inventories..................................................    1,813        1,900
Investments in and amounts due to and from Entertainment Group..........    5,607        4,980
Other investments.......................................................      813          794
Property, plant and equipment, net......................................    1,978        1,991
Music catalogues, contracts and copyrights..............................      851          876
Cable television and sports franchises..................................    2,660        2,868
Goodwill................................................................   11,734       11,919
Other assets............................................................      856          863
                                                                          -------      -------

Total assets............................................................  $31,173      $31,640
                                                                          =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable........................................................  $   836      $   996
Participations, royalties and programming costs payable.................    1,195        1,199
Debt due within one year................................................       19           19
Other current liabilities...............................................    2,120        2,404
                                                                          -------      -------

Total current liabilities...............................................    4,170        4,618

Long-term debt .........................................................   10,606       10,925
Borrowings against future stock option proceeds.........................    1,100          895
Deferred income taxes...................................................    3,497        3,491
Unearned portion of paid subscriptions..................................      777          741
Other liabilities.......................................................    1,547        1,543
Company-obligated mandatorily redeemable preferred securities of a subsidiary holding solely subordinated debentures of a
   subsidiary of the Company ...........................................      575          575

Shareholders' equity
Preferred stock, $.10 par value, 19.6 and 22.6 million shares
   outstanding, $1.960 and $2.260 billion liquidation preference........        2            2
Series LMCN-V Common Stock, $.01 par value, 57.1 million
   shares outstanding ..................................................        1            1
Common stock, $.01 par value, 1.134 and 1.118 billion
   shares outstanding ..................................................       11           11
Paid-in capital.........................................................   13,358       13,134
Accumulated deficit.....................................................   (4,471)      (4,296)
                                                                          -------      -------

Total shareholders' equity..............................................    8,901        8,852
                                                                          -------      -------

Total liabilities and shareholders' equity..............................  $31,173      $31,640
                                                                          =======      =======

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                           ------------------
                                                                             1999        1999
                                                                             ----        ----
                                                                           (millions, except
                                                                           per share amounts)

Revenues (a)............................................................   $3,266       $3,137
                                                                           ------       ------

Cost of revenues (a)(b).................................................    1,786        1,887
Selling, general and administrative (a)(b)..............................    1,185        1,080
                                                                           ------       ------

Operating expenses......................................................    2,971        2,967
                                                                           ------       ------

Business segment operating income.......................................      295          170
Equity in pretax income of Entertainment Group (a)......................      342          107
Interest and other, net (a).............................................     (311)        (283)
Corporate expenses (a)..................................................      (22)         (19)
                                                                           ------       ------

Income (loss) before income taxes.......................................      304          (25)
Income tax provision....................................................     (166)         (37)
                                                                           ------       ------

Net income (loss).......................................................      138          (62)
Preferred dividend requirements.........................................      (18)         (82)
                                                                           ------       ------

Net income (loss) applicable to common shares...........................   $  120       $ (144)
                                                                           ======       ======

Basic and diluted income (loss) per common share:

Net income (loss).......................................................   $  .10       $ (.12)
                                                                           ======       ======

Average common shares...................................................    1,243.1      1,156.6
                                                                           ========     ========
--------------
(a)Includes the following income (expenses) resulting from transactions with the
   Entertainment  Group and other  related  companies for the three months ended
   March  31,  1999  and  1998,  respectively:  revenues-$134  million  and $112 million; cost of revenues-$(86) million and $(67) million;  selling,  general and  administrative-$(9)  million in both periods; equity in pretax income of
   Entertainment  Group-$(16)  million  and $(5)  million;  interest  and other, net-$(10)  million and $(3) million;  and corporate  expenses-$18  million in both periods.

(b)Includes depreciation and amortization expense of: ..................   $  277       $  296
                                                                           ======       ======


See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               Three Months
                                                                              Ended March 31,
                                                                              ---------------
                                                                             1999         1998
                                                                             ----         ----
                                                                                (millions)
OPERATIONS
Net income (loss).......................................................     $138       $ (62)
Adjustments for noncash and nonoperating items:
Depreciation and amortization...........................................      277         296
Noncash interest expense................................................        1          15
Excess (deficiency) of distributions over equity in pretax income of
   Entertainment Group..................................................     (188)         65
Changes in operating assets and liabilities.............................      (45)         18
                                                                            -----       -----

Cash provided by operations.............................................      183         332
                                                                            -----       -----

INVESTING ACTIVITIES
Investments and acquisitions............................................      (46)        (24)
Capital expenditures....................................................     (136)       (103)
Investment proceeds.....................................................       28          85
                                                                            -----       -----

Cash used by investing activities.......................................     (154)        (42)
                                                                            -----       -----

FINANCING ACTIVITIES
Borrowings..............................................................      116         510
Debt repayments.........................................................     (243)       (700)
Borrowings against future stock option proceeds.........................      205         465
Repayments of borrowings against future stock option proceeds...........        -        (533)
Repurchases of Time Warner common stock.................................     (330)       (277)
Dividends paid..........................................................      (75)       (133)
Proceeds received from stock option and dividend reinvestment plans.....      156         290
Other, principally financing costs......................................        -         (13)
                                                                            -----       -----

Cash used by financing activities.......................................     (171)       (391)
                                                                            -----       -----

DECREASE IN CASH AND EQUIVALENTS........................................     (142)       (101)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.............................      442         645
                                                                            -----       -----

CASH AND EQUIVALENTS AT END OF PERIOD...................................     $300        $544
                                                                           ======      ======


See accompanying notes.


                                TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                               Three Months
                                                                              Ended March 31,
                                                                              ---------------
                                                                             1999         1998
                                                                             ----         ----
                                                                                (millions)

BALANCE AT BEGINNING OF PERIOD..........................................   $8,852      $9,356

Net income (loss).......................................................      138         (62)
Other comprehensive income (loss).......................................        3         (24)
                                                                           ------      ------
Comprehensive income (loss).............................................      141         (86)

Common stock dividends..................................................      (57)        (52)
Preferred stock dividends...............................................      (18)        (82)
Repurchases of Time Warner common stock.................................     (330)       (277)
Other, principally shares issued pursuant to stock option,
   dividend reinvestment and benefit plans..............................      313         438
                                                                           ------      ------


BALANCE AT END OF PERIOD................................................   $8,901      $9,297
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

         A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the senior priority capital ("Senior Capital") and junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"). Time Warner does not consolidate TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights currently held by MediaOne related to TWE's cable television business.

         Each of the business interests within Cable Networks, Publishing, Entertainment and Cable is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) leading cable television networks, such as HBO, Cinemax, CNN, TNT and TBS Superstation, (2) magazine franchises such as Time, People and Sports Illustrated and direct marketing brands such as Time Life Inc. and Book-of-the-Month Club, (3) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International, (4) the unique and extensive film, television and animation libraries of Warner Bros. and Turner Broadcasting System, Inc. ("TBS"), and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (5) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for the Company's collection of children's cartoons and television programming, and (6) Time Warner Cable, currently the largest operator of cable television systems in the U.S.

         The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 6). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


interests,   including  the   unconsolidated   business  interests  of  the
Entertainment Group, amounted to $306 million and $329 million for the three months ended March 31, 1999 and 1998, respectively.

Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in its Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). Certain reclassifications have been made to the prior year's financial statements to conform to the 1999 presentation.

         Per common share and average common share amounts for all prior periods have been restated to give effect to a two-for-one common stock split that occurred on December 15, 1998.

2.       ENTERTAINMENT GROUP

       Time Warner's investment in and amounts due to and from the Entertainment Group at March 31, 1999 and December 31, 1998 consists of the following:

                                                                 March 31,   December 31,
                                                                    1999        1998
                                                                 --------    -----------
                                                                       (millions)

Investment in TWE................................................   $3,882      $3,850
Stock option related distributions due from TWE..................    1,309       1,130
Credit agreement debt due to TWE.................................     (400)       (400)
Other net liabilities due to TWE, principally related to
    home video distribution .....................................     (120)       (395)
                                                                    ------      ------
Investment in and amounts due to and from TWE....................    4,671       4,185
Investment in TWE-A/N and other Entertainment Group companies....      936         795
                                                                    ------      ------

Total............................................................   $5,607      $4,980
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

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $312

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


million and $108 million in the three months ended March 31, 1999 and 1998, respectively, no portion of which was allocated to the limited partnership interests.

Summarized Financial Information of the Entertainment Group

         Set forth below is summarized financial information of the Entertainment Group. This information reflects (i) the transfer of Time Warner Cable's direct broadcast satellite operations to Primestar, Inc. ("Primestar"), a separate holding company, effective as of April 1, 1998, (ii) the formation of the Road Runner joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses, effective as of June 30, 1998,
(iii) the reorganization of Time Warner Cable's business telephony operations into a separate entity named Time Warner Telecom LLC, effective as of July 1, 1998 and (iv) the formation of a joint venture in Texas that owns cable television systems serving approximately 1.1 million subscribers, effective as of December 31, 1998 (collectively, the "1998 Cable Transactions"). These transactions are described more fully in Time Warner's 1998 Form 10-K.

                                                                Three Months
                                                              Ended March 31,
                                                              ---------------
                                                             1999       1998
                                                             ----       ----
                                                                (millions)
Operating Statement Information
Revenues................................................   $2,934      $2,912
Depreciation and amortization...........................     (308)       (371)
Business segment operating income(1)....................      651         369
Interest and other, net.................................     (225)       (164)
Minority interest.......................................      (68)        (64)
Income before income taxes .............................      340         123
Net income..............................................      312         108
--------------

(1) Includes a net pretax gain of approximately $215 million recognized in 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.


                                                                Three Months
                                                              Ended March 31,
                                                              ---------------
                                                             1999       1998
                                                             ----       ----
                                                                 (millions)
Cash Flow Information
Cash provided by operations.............................  $   788      $  441
Capital expenditures....................................     (305)       (352)
Investments and acquisitions............................      (47)       (230)
Investment proceeds.....................................       30          23
Borrowings..............................................    1,160         489
Debt repayments.........................................   (1,003)       (376)
Redemption of preferred stock of subsidiary.............     (217)          -
Capital distributions...................................     (154)       (172)
Other financing activities, net.........................      (18)        (38)
Increase (decrease) in cash and equivalents.............      234        (215)

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

                                                       March 31,   December 31,
                                                         1999         1998
                                                       -------     -----------
                                                              (millions)
Balance Sheet Information
Cash and equivalents.................................... $    321    $     87
Total current assets....................................    4,123       4,187
Total assets............................................   22,532      22,241
Total current liabilities...............................    4,818       4,940
Long-term debt..........................................    6,921       6,578
Minority interests......................................    1,623       1,522
Preferred stock of subsidiary...........................        -         217
Time Warner General Partners' Senior Capital............      615         603
Partners' capital ......................................    5,115       5,210

Capital Distributions

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At March 31, 1999 and December 31, 1998, the Time Warner General Partners had recorded $1.309 billion and $1.130 billion, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $70.81 and $62.06, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During the three months ended March 31, 1999, the Time Warner General Partners received distributions from TWE in the amount of $154 million, consisting of $67 million of tax-related distributions and $87 million of stock option related distributions. During the three months ended March 31, 1998, the Time Warner General Partners received distributions from TWE in the amount of $172 million, consisting of $52 million of tax-related distributions and $120 million of stock option related distributions.

Gain on Termination of MGM Video Distribution Agreement

         In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ("MGM") terminated a long-term distribution agreement under which Warner Bros. had exclusive  worldwide  distribution  rights  for  MGM/United  Artists  home video product.  In  connection  with the  early  termination  and  settlement  of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately $215 million ($.10 per common share), which has been included in Time Warner's equity in the pretax income of the Entertainment Group in the accompanying consolidated statement of operations.

Primestar

         TWE owns an approximate 24% equity interest in Primestar. In the fourth quarter of 1998, TWE recorded a charge of approximately $210 million principally to reduce the carrying value of its interest in Primestar to fair value.

         In January 1999, Primestar, an indirect wholly owned subsidiary of Primestar and the stockholders of Primestar entered into an agreement to sell Primestar's medium-power direct broadcast satellite business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. In addition, a second agreement was

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


entered into with DirecTV, pursuant to which DirecTV agreed to purchase Primestar's rights with respect to the use or acquisition of certain high-power satellites from a wholly owned subsidiary of one of the stockholders of Primestar.

         In April 1999, Primestar closed on the sale of its medium-power direct broadcast satellite business to DirecTV. The final terms of this medium-power transaction confirmed the decline in value of TWE's interest in Primestar recognized in 1998. The closing of the sale of Primestar's high-power satellite rights to DirecTV is expected to occur in the second quarter of 1999, subject to customary closing conditions, including all necessary governmental and regulatory approvals. There can be no assurance that such approvals will be obtained and that this high-power transaction will be consummated.

         During the period in which Primestar's operations are being wound down, TWE continues to recognize its share of losses of Primestar under the equity method of accounting. Such losses are included in interest and other, net, in TWE's consolidated statement of operations.

3.       INVENTORIES

         Inventories consist of:


                                                            March 31, 1999          December 31, 1998
                                                            --------------          -----------------
                                                          Current  Noncurrent      Current   Noncurrent
                                                          -------  ----------      -------   ----------
                                                                            (millions)
Film costs:
   Released, less amortization.........................   $   82       $  242       $  51      $  308
   Completed and not released..........................        -            -          20           -
   In process and other................................        4          226           2         240
   Library, less amortization..........................        -          993           -       1,007
Programming costs, less amortization...................      501          352         457         345
Magazines, books and recorded music....................      422            -         416           -
                                                          ------       ------      ------      ------

Total  ................................................   $1,009       $1,813        $946      $1,900
                                                          ======       ======      ======      ======

4.       MANDATORILY REDEEMABLE PREFERRED SECURITIES

         In December 1995, Time Warner Companies, Inc.("TW Companies"), a wholly owned subsidiary of Time Warner, issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ("Preferred Trust Securities") for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that is the obligor on the Preferred Trust Securities are $592 million principal amount of 8 7/8% subordinated debentures of TW Companies due December 31, 2025. Cumulative cash distributions are payable on the Preferred Trust Securities at an annual rate of 8 7/8%. The Preferred Trust Securities are mandatorily redeemable for cash on December 31, 2025, and TW Companies has the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances. If TW Companies elects to redeem these securities, the redemption amount would be in each case at an amount per Preferred Trust Security equal to $25 per security, plus accrued and unpaid distributions thereon.

         Time Warner has certain obligations relating to the Preferred Trust Securities which amount to a full and unconditional guaranty (on a subordinated basis) of its subsidiary's obligations with respect thereto.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


5.       SHAREHOLDERS' EQUITY

         In January 1999, Time Warner's Board of Directors authorized a new common stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of common stock. This program is expected to be completed over a three-year period; however, actual repurchases in any period will be subject to market conditions. Along with stock option exercise proceeds and borrowings under Time Warner's $1.3 billion stock option proceeds credit facility, additional funding for this program is expected to be provided by anticipated future free cash flow and financial capacity.

         During the first quarter of 1999, Time Warner acquired 5.1 million shares of its common stock at an aggregate cost of $330 million under its $5 billion common stock repurchase program. These repurchases increased the cumulative shares purchased under this and its previous common stock repurchase program begun in 1996 to approximately 100.2 million shares at an aggregate cost of $3.37 billion.

6.       SEGMENT INFORMATION

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

         Information as to the operations of Time Warner and the Entertainment Group in different business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The operating results of Time Warner's and the Entertainment Group's cable segments reflect the 1998 Cable Transactions.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                          ---------------
                                                          1999        1998
                                                          ----        ----
                                                             (millions)
Revenues
Time Warner:
Publishing...........................................   $  974      $  948
Music................................................      936         888
Cable Networks-TBS...................................      838         728
Filmed Entertainment-TBS.............................      317         372
Cable................................................      222         248
Intersegment elimination.............................      (21)        (47)
                                                        ------      ------

Total................................................   $3,266      $3,137
                                                        ======      ======

Entertainment Group:
Filmed Entertainment-Warner Bros.....................   $1,380      $1,312
Broadcasting-The WB Network..........................       79          45
Cable Networks-HBO...................................      526         512
Cable................................................    1,074       1,153
Intersegment elimination.............................     (125)       (110)
                                                        ------      ------

Total................................................   $2,934      $2,912
                                                        ======      ======

                                                           Three Months
                                                          Ended March 31,
                                                          ---------------
                                                         1999        1998
                                                         ----        ----
                                                            (millions)
EBITA(1)
Time Warner:
Publishing...........................................   $   94      $   85
Music................................................      102          93
Cable Networks-TBS...................................      184         153
Filmed Entertainment-TBS.............................       29         (15)
Cable................................................       66          74
Intersegment elimination.............................       10         (19)
                                                        ------      ------

Total................................................   $  485      $  371
                                                        ======      ======

Entertainment Group:
Filmed Entertainment-Warner Bros.(2).................   $  346      $  119
Broadcasting-The WB Network..........................      (41)        (38)
Cable Networks-HBO...................................      125         109
Cable................................................      337         307
                                                        ------      ------

Total................................................   $  767      $  497
                                                        ======      ======
---------------
(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, Time Warner's business segment operating income for the three months ended March 31, 1999 and 1998 was $295 million and $170 million, respectively. Similarly, business segment operating income of the Entertainment Group for the three months ended March 31, 1999 and 1998 was $651 million and $369 million, respectively.

(2) Includes a net pretax gain of approximately $215 million recognized in 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                          1999        1998
                                                          ----        ----
                                                            (millions)
Depreciation of Property, Plant and Equipment
Time Warner:
Publishing...........................................    $  19       $  19
Music................................................       17          19
Cable Networks-TBS...................................       24          22
Filmed Entertainment-TBS.............................        1           2
Cable................................................       26          33
                                                         -----       -----

Total................................................    $  87       $  95
                                                         =====       =====

Entertainment Group:
Filmed Entertainment-Warner Bros.....................    $  29       $  40
Broadcasting-The WB Network..........................        -           -
Cable Networks-HBO...................................        7           5
Cable................................................      156         198
                                                         -----       -----

Total................................................    $ 192       $ 243
                                                         =====       =====

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                          1999        1998
                                                          ----        ----
                                                             (millions)
Amortization of Intangible Assets(1)
Time Warner:
Publishing...........................................    $  10       $   9
Music................................................       67          68
Cable Networks-TBS...................................       50          50
Filmed Entertainment-TBS.............................       19          20
Cable................................................       44          54
                                                         -----       -----

Total................................................    $ 190       $ 201
                                                         =====       =====

Entertainment Group:
Filmed Entertainment-Warner Bros.....................    $  30       $  33
Broadcasting-The WB Network..........................        1           1
Cable Networks-HBO...................................        -           -
Cable................................................       85          94
                                                         -----       -----

Total................................................    $ 116       $ 128
                                                         =====       =====

(1) Amortization includes amortization relating to all business combinations accounted for by the purchase method, including the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of Turner Broadcasting System, Inc. in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995.

                                TIME WARNER INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


7.       COMMITMENTS AND CONTINGENCIES

         Time Warner is subject to numerous legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on Time Warner's consolidated financial statements.

8.       ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:
                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                           1999       1998
                                                           ----       ----
                                                             (millions)

Interest expense.....................................     $233        $233
Cash payments made for interest.....................       308         316
Cash payments made for income taxes..................       80          60
Tax-related distributions received from TWE..........       67          52
Income tax refunds received..........................        5          42

         Noncash investing activities in the first three months of 1998 included the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). For a more comprehensive description of the TWE-A/N Transfers, see Time Warner's 1998 Form 10-K.

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

                      Consolidating Statement of Operations
                    For The Three Months Ended March 31, 1999


                                                                                   Non-                     Time
                                              Time          TW                   Guarantor    Elimina-     Warner
                                             Warner      Companies      TBS     Subsidiaries    tions    Consolidated
                                             ------      ---------      ---     ------------    -----    ------------
                                                                         (millions)

Revenues ...................................  $   -        $   -        $184       $3,084       $  (2)     $3,266
                                              -----        -----        -----      ------       -----      ------

Cost of revenues (1)........................      -            -          68        1,720          (2)      1,786
Selling, general and administrative (1).....      -            -          56        1,129           -       1,185
                                              -----        -----        -----      ------       -----      ------
Operating expenses..........................      -            -         124        2,849          (2)      2,971
                                              -----        -----        -----      ------       -----      ------

Business segment operating income...........      -            -          60          235           -         295
Equity in pretax income of consolidated
   subsidiaries.............................    378          474          76            -        (928)          -
Equity in pretax income of Entertainment
   Group ...................................      -            -           -          340           2         342
Interest and other, net.....................    (52)        (183)        (34)         (25)        (17)       (311)
Corporate expenses..........................    (22)         (14)         (4)         (16)         34         (22)
                                              -----        -----        -----      ------       -----      ------

Income before income taxes..................    304          277          98          534        (909)        304
Income taxes................................   (166)        (151)        (56)        (264)        471        (166)
                                              -----        -----        -----      ------       -----      ------

Net income..................................  $ 138         $126        $ 42        $ 270       $(438)     $  138
                                              =====        =====        =====       =====       =====      ======

--------------
(1) Includes depreciation and amortization
       expense of:..........................  $   -         $  -        $  2        $ 275       $   -      $  277
                                              =====        =====        =====       =====       =====      ======


                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (unaudited)

                      Consolidating Statement of Operations
                    For The Three Months Ended March 31, 1998


                                                                                   Non-                     Time
                                              Time          TW                   Guarantor    Elimina-     Warner
                                             Warner      Companies      TBS    Subsidiaries     tions   Consolidated
                                             ------      ---------      ---    ------------   -------   ------------
                                                                         (millions)

Revenues ...................................  $   -        $   -        $168       $2,969       $   -      $3,137
                                              -----        -----        -----      ------       -----      ------

Cost of revenues (1)........................      -            -          61        1,826           -       1,887
Selling, general and administrative (1).....      -            -          50        1,030           -       1,080
                                              -----        -----        -----      ------       -----      ------

Operating expenses..........................      -            -         111        2,856           -       2,967
                                              -----        -----        -----      ------       -----      ------

Business segment operating income...........      -            -          57          113           -         170
Equity in pretax income (loss) of consolidated
   subsidiaries.............................      4          217         (21)           -        (200)          -
Equity in pretax income of Entertainment
   Group ...................................      -            -           -          123         (16)        107
Interest and other, net.....................    (10)        (185)        (44)         (40)         (4)       (283)
Corporate expenses..........................    (19)         (13)         (4)         (16)         33         (19)
                                              -----        -----        -----      ------       -----      ------

Income (loss) before income taxes...........    (25)          19         (12)         180        (187)        (25)
Income taxes................................    (37)         (18)        (13)        (106)        137         (37)
                                              -----        -----       ------      ------      ------      ------

Net income (loss)...........................  $ (62)      $    1       $ (25)       $  74      $  (50)     $  (62)
                                              =====       ======       ======      ======      ======      ======




--------------
(1) Includes depreciation and amortization
       expense of:.......................... $    -       $    -      $    2       $  294      $    -      $  296
                                              =====       ======      ======       ======      ======      ======


                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (unaudited)

                           Consolidating Balance Sheet
                                 March 31, 1999

                                                                                          Non-                 Time
                                                              Time       TW            Guarantor    Elimina-  Warner
                                                             Warner   Companies TBS   Subsidiaries  tions    Consolidated
                                                             ------   --------- ---   ------------  -------  ------------
                                                                                  (millions)
ASSETS
Current assets
Cash and equivalents....................................... $     -  $     1   $   24    $  275     $    -  $   300
Receivables, net...........................................       8       45       81     2,119          -    2,253
Inventories................................................       -        -      125       884          -    1,009
Prepaid expenses...........................................      83        -        1     1,215          -    1,299
                                                             ------   ------   ------    ------     ------  -------

Total current assets.......................................      91       46      231     4,493          -    4,861

Noncurrent inventories.....................................       -               153     1,660          -    1,813
Investments in and amounts due to and from
   consolidated subsidiaries...............................  15,384   13,811    9,372         -    (38,567)       -
Investments in and amounts due to and
   from Entertainment Group................................       -      904        -     4,809       (106)   5,607
Other investments..........................................     238       13       24     1,203       (665)     813
Property, plant and equipment, net.........................      54        -       44     1,880          -    1,978
Music catalogues, contracts and copyrights.................       -        -        -       851          -      851
Cable television and sports franchises.....................       -        -        -     2,660          -    2,660
Goodwill...................................................       -        -        -    11,734          -   11,734
Other assets...............................................      65      105       64       622          -      856
                                                             ------   ------   ------    ------     ------  -------
Total assets............................................... $15,832  $14,879   $9,888   $29,912   $(39,338) $31,173
                                                            =======  =======   ======   =======   ========  =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable...........................................  $   12   $    -   $    1    $  823   $      -   $  836
Participations, royalties and programming costs
   payable.................................................       -        -       33     1,162          -    1,195
Debt due within one year...................................       -        -        -        19          -       19
Other current liabilities..................................     290      100      166     1,578        (14)   2,120
                                                             ------   ------   ------    ------     ------  -------

Total current liabilities..................................     302      100      200     3,582        (14)   4,170

Long-term debt ............................................   1,584    7,457      747       818          -   10,606
Debt due to affiliates.....................................       -        -    1,647       158     (1,805)       -
Borrowings against future stock option proceeds............   1,100        -        -         -          -    1,100
Deferred income taxes......................................   3,497    3,413      164     3,578     (7,155)   3,497
Unearned portion of paid subscriptions.....................       -        -        -       777          -      777
Other liabilities..........................................     448        -       83     1,016          -    1,547
TW Companies-obligated mandatorily redeemable preferred
   securities of a subsidiary holding solely subordinated
   debentures of TW Companies..............................       -        -        -       575          -      575

Shareholders' equity
Due to (from) Time Warner and subsidiaries.................       -   (2,550)    (483)   (2,408)     5,441        -
Other shareholders' equity.................................   8,901    6,459    7,530    21,816    (35,805)   8,901
                                                             ------   ------   ------    ------    -------   -------

Total shareholders' equity.................................   8,901    3,909    7,047    19,408    (30,364)   8,901
                                                             ------   ------   ------    ------     -----   -------

Total liabilities and shareholders' equity................. $15,832  $14,879   $9,888   $29,912  $(39,338)  $31,173
                                                            =======  =======   ======   =======   ========  =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (unaudited)

                           Consolidating Balance Sheet
                                December 31, 1998

                                                                                          Non-              Time
                                                             Time       TW            Guarantor    Elimina- Warner
                                                             Warner   Companies TBS  Subsidiaries  tions    Consolidated
                                                             ------   --------- ---  ------------  ------   ------------
                                                                                     (millions)
ASSETS
Current assets
Cash and equivalents.......................................  $    -   $   66    $  25   $   351    $     -  $   442
Receivables, net...........................................      10       56       78     2,750         (9)   2,885
Inventories................................................       -        -      131       815          -      946
Prepaid expenses...........................................      17        5        -     1,166        (12)   1,176
                                                             ------   ------   ------    ------     ------   ------

Total current assets.......................................      27      127      234     5,082        (21)   5,449

Noncurrent inventories.....................................       -        -      156     1,744          -    1,900
Investments in and amounts due to and from
   consolidated subsidiaries...............................  15,222   13,745    9,465         -    (38,432)       -
Investments in and amounts due to and
   from Entertainment Group................................       -      919        -     4,169       (108)   4,980
Other investments..........................................     211       15       24     1,194       (650)     794
Property, plant and equipment, net.........................      55        -       44     1,892          -    1,991
Music catalogues, contracts and copyrights.................       -        -        -       876          -      876
Cable television and sports franchises.....................       -        -        -     2,868          -    2,868
Goodwill...................................................       -        -        -    11,919          -   11,919
Other assets...............................................      65      116       59       631         (8)     863
                                                             ------   ------   ------    ------    -------   ------

Total assets............................................... $15,580  $14,922   $9,982   $30,375   $(39,219) $31,640
                                                            =======  =======   ======   =======   ========  =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable........................................... $    20 $      -  $    11   $   965   $      -  $   996
Participations, royalties and programming costs
   payable.................................................       -        -       31     1,168          -    1,199
Debt due within one year...................................       -        -        -        19          -       19
Other current liabilities..................................     308      229      176     1,705        (14)   2,404
                                                             ------   ------   ------    ------    -------   -------

Total current liabilities..................................     328      229      218     3,857        (14)   4,618

Long-term debt ............................................   1,584    7,346      747     1,248          -   10,925
Debt due to affiliates.....................................       -        -    1,647       158     (1,805)       -
Borrowings against future stock option proceeds............     895        -        -         -          -      895
Deferred income taxes......................................   3,491    3,324      246     3,570     (7,140)   3,491
Unearned portion of paid subscriptions.....................       -        -        -       741          -      741
Other liabilities..........................................     430        -      116       997          -    1,543
TW Companies-obligated mandatorily redeemable preferred
   securities of a subsidiary holding solely subordinated
   debentures of TW Companies..............................       -        -        -       575          -      575

Shareholders' equity
Due to (from) Time Warner and subsidiaries.................       -   (2,313)    (479)   (2,317)     5,109        -
Other shareholders' equity.................................   8,852    6,336    7,487    21,546    (35,369)   8,852
                                                             ------   ------   ------    ------    -------   -------

Total shareholders' equity.................................   8,852    4,023    7,008    19,229    (30,260)   8,852
                                                             ------   ------   ------    ------    -------   -------

Total liabilities and shareholders' equity................. $15,580  $14,922   $9,982   $30,375   $(39,219) $31,640
                                                            =======  =======   ======   =======   ========  =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (unaudited)

                      Consolidating Statement of Cash Flows
                    For The Three Months Ended March 31, 1999

                                                                                           Non-              Time
                                                               Time       TW            Guarantor   Elimina- Warner
                                                              Warner   Companies  TBS  Subsidiaries tions    Consolidated
                                                              ------   ---------  ---  ------------------   ------------
                                                                                     (millions)
OPERATIONS
Net income.................................................    $138     $126     $ 42      $270    $  (438)    $138
Adjustments for noncash and nonoperating items:
Depreciation and amortization..............................       -        -        2       275          -      277
Noncash interest expense...................................       -        1        -         -          -        1
Excess (deficiency) of distributions over equity in
   pretax income of consolidated subsidiaries..............      49     (258)     244         -        (35)       -
Deficiency of distributions over equity in
   pretax income of Entertainment Group....................       -        -        -      (186)        (2)    (188)
Changes in operating assets and liabilities................      89     (119)    (287)       39        233      (45)
                                                             ------   ------   ------    ------    -------   -------

Cash provided (used) by operations.........................     276     (250)       1       398       (242)     183
                                                             ------   ------   ------    ------    -------   -------

INVESTING ACTIVITIES
Investments and acquisitions...............................       -        -        -       (46)         -      (46)
Repayments of advances from consolidated subsidiaries......       -       71        -       232       (303)       -
Capital expenditures.......................................       -        -       (2)     (134)         -     (136)
Investment proceeds........................................       -        -        -        28          -       28
                                                             ------   ------   ------    ------    -------   -------

Cash provided (used) by investing activities...............       -       71       (2)       80       (303)    (154)
                                                             ------   ------   ------    ------    -------   -------

FINANCING ACTIVITIES
Borrowings.................................................       -      114        -         2          -      116
Debt repayments............................................       -        -        -      (243)         -     (243)
Change in due to/from parent...............................    (232)       -        -      (313)       545        -
Borrowings against future stock option proceeds............     205        -        -         -          -      205
Repayments of borrowings against future stock
   option proceeds.........................................       -        -        -         -          -        -
Repurchases of Time Warner common stock....................    (330)       -        -         -          -     (330)
Dividends paid.............................................     (75)       -        -         -          -      (75)
Proceeds received from stock option and dividend
   reinvestment plans......................................     156        -        -         -          -      156
                                                             ------   ------   ------    ------    -------   -------

Cash provided (used) by financing activities...............    (276)     114        -      (554)       545     (171)
                                                             ------   ------   ------    ------    -------   -------

DECREASE IN CASH AND EQUIVALENTS...........................       -      (65)      (1)      (76)         -     (142)
                                                             ------   ------   ------    ------    -------   -------

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD.....................................       -       66       25       351          -      442
                                                             ------   ------   ------    ------    -------   -------

CASH AND EQUIVALENTS AT END OF PERIOD......................   $   -    $   1    $  24      $275      $   -     $300
                                                            =======  =======   ======   =======   ========  =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                                   (unaudited)

                      Consolidating Statement of Cash Flows
                    For The Three Months Ended March 31, 1998

                                                                                          Non-              Time
                                                               Time      TW            Guarantor  Elimina- Warner
                                                              Warner  Companies TBS  Subsidiaries  tions   Consolidated
                                                              ------  --------- ---  ------------ -------  ------------
                                                                                 (millions)
OPERATIONS
Net income (loss) .........................................   $ (62)   $   1    $ (25)     $ 74     $  (50)   $ (62)
Adjustments for noncash and nonoperating items:
Depreciation and amortization..............................       -        -        2       294          -      296
Noncash interest expense...................................       -       15        -         -          -       15
Excess (deficiency) of distributions over equity in pretax
   income of consolidated subsidiaries.....................      50     (120)     190         -       (120)       -
Excess of distributions over equity in pretax income
   of Entertainment Group..................................       -        -        -        49         16       65
Changes in operating assets and liabilities................     336      174      (88)      124       (528)      18
                                                             ------   ------   ------    ------    -------   -------

Cash provided (used) by operations.........................     324       70       79       541       (682)     332
                                                             ------   ------   ------    ------    -------   -------

INVESTING ACTIVITIES
Investments and acquisitions...............................    (213)       -        -       189          -      (24)
Advances to parents and consolidated subsidiaries                 -     (187)       -        (2)       189        -
Repayment of advances from consolidated subsidiaries             75        -        -         -        (75)       -
Capital expenditures.......................................       -        -       (2)     (101)         -     (103)
Investment proceeds........................................       -        -        -        85          -       85
                                                             ------   ------   ------    ------    -------   -------

Cash provided (used) by investing activities...............    (138)    (187)      (2)      171        114      (42)
                                                             ------   ------   ------    ------    -------   -------

FINANCING ACTIVITIES
Borrowings.................................................       -      495        -        15          -      510
Debt repayments............................................       -     (500)     (75)     (200)        75     (700)
Change in due to/from parent...............................       2        -        -      (495)       493        -
Borrowings against future stock option proceeds............     465        -        -         -          -      465
Repayments of borrowings against
   future stock option proceeds............................    (533)       -        -         -          -     (533)
Repurchases of Time Warner common stock....................    (277)       -        -         -          -     (277)
Dividends paid.............................................    (133)       -        -         -          -     (133)
Proceeds received from stock option and dividend
   reinvestment plans......................................     290        -        -         -          -      290
Other, principally financing costs.........................       -      (13)       -         -          -      (13)
                                                             ------   ------   ------    ------    -------   -------

Cash provided (used) by financing activities...............    (186)     (18)     (75)     (680)       568     (391)
                                                             ------   ------   ------    ------    -------   -------

INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS.............................................       -     (135)       2        32          -     (101)

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD.....................................       -      372        9       264          -      645
                                                             ------   ------   ------    ------    -------   -------

CASH AND EQUIVALENTS AT END OF PERIOD......................   $   -     $237    $  11      $296     $    -     $544
                                                            =======  =======   ======   =======   ========  =======

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

Use of EBITA

         TWE evaluates operating performance based on several factors, including its primary financial measure of operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method. These business combinations, including Time Warner's $14 billion acquisition of Warner Communications Inc. in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation in 1992, created over $10 billion of intangible assets that generally are being amortized over a twenty to forty year period. The exclusion of noncash amortization charges also is consistent with management's belief that TWE's intangible assets, such as cable television franchises, film and television libraries and the goodwill associated with its brands, generally are increasing in value and importance to TWE's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

Transactions Affecting Comparability of Results of Operations

         The comparability of TWE's operating results has been affected by a $215 million net pretax gain recognized by TWE in 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.

         In order to meaningfully assess underlying operating trends, management believes that the results of operations for 1999 should be analyzed after excluding the effects of this significant nonrecurring gain. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of this unusual item. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

         In addition, the comparability of TWE's Cable division results has been affected by certain cable-related transactions, as described more fully in Note 7 to the accompanying consolidated financial statements. While these transactions had a significant effect on the comparability of the Cable division's EBITA and operating income principally due to the deconsolidation of the related operations, they did not have a significant effect on the comparability of TWE's net income.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

         EBITA and operating income are as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                                          Operating
                                                   EBITA                   Income
                                                   -----                  ---------
                                              1999        1998        1999         1998
                                              ----        ----        ----         ----
                                                            (millions)

Filmed Entertainment-Warner Bros.(1)....     $ 346        $119      $  316         $ 86
Broadcasting-The WB Network.............       (41)        (38)        (42)         (39)
Cable Networks-HBO......................       125         109         125          109
Cable(2)................................       337         307         252          213
                                             -----        ----      ------         ----

Total...................................     $ 767        $497      $  651         $369
                                             =====        ====      ======         ====
------------------

(1) Includes a net pretax gain of approximately $215 million recognized in 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.

(2) The comparability of the Cable division's results has been affected by certain cable-related transactions that occurred in 1998, as described more fully in Note 7 to the accompanying consolidated financial statements.


         TWE had revenues of $2.934 billion and net income of $312 million for the three months ended March 31, 1999, compared to revenues of $2.910 billion and net income of $108 million for the three months ended March 31, 1998.

         As discussed more fully below, TWE's net income increased principally as a result of the inclusion of an approximate $215 million net pretax gain recognized in 1999 in connection with the early termination and settlement of a long-term home video distribution agreement. Excluding this gain, TWE's net income decreased to $97 million in 1999 from $108 million in the prior year. This decrease principally resulted from higher losses from certain investments accounted for under the equity method of accounting, which more than offset an overall increase in business segment operating income.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $28 million and $15 million for the three months ended March 31, 1999 and 1998, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

         Filmed Entertainment-Warner Bros. Revenues increased to $1.380 billion, compared to $1.310 billion in the first three months of 1998. EBITA increased to $346 million from $119 million. Operating income increased to $316 million from $86 million. Revenues benefited from increases in worldwide home video and theatrical operations, offset in part by lower worldwide television production and distribution revenues. EBITA and operating income increased primarily from the inclusion of an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term home video distribution agreement. In addition, EBITA and operating income benefited from improved results from worldwide theatrical and home video operations and an increase in investment-related income, offset in part by lower results from television production, television distribution and consumer products operations.

         Broadcasting - The WB Network. Revenues increased to $79 million, compared to $45 million in the first three months of 1998. EBITA decreased to a loss of $41 million from a loss of $38 million. Operating losses increased to $42 million from $39 million. Revenues increased as a result of improved television ratings and the addition of a fifth night of primetime programming in September 1998. Despite the revenue increase, operating losses

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


increased because of a lower allocation of losses to a minority partner in the network. However, excluding this minority interest effect, operating losses improved principally as a result of the revenue gains, which outweighed higher programming costs associated with the expanded programming schedule.

         Cable Networks-HBO. Revenues increased to $526 million, compared to $512 million in the first three months of 1998. EBITA and operating income increased to $125 million from $109 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, cost savings, one-time gains from the sale of certain investments and higher income from Comedy Central, a 50%-owned equity investee, offset in part by higher marketing expenses.

         Cable. Revenues decreased to $1.074 billion, compared to $1.153 billion in the first three months of 1998. EBITA increased to $337 million from $307 million. Operating income increased to $252 million from $213 million. The Cable division's 1999 operating results were affected by certain cable-related transactions that occurred in 1998 (the "1998 Cable Transactions"), as described more fully in Note 7 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues benefited from an increase in basic cable subscribers, increases in basic cable rates and an increase in advertising and pay-per-view revenues. Similarly excluding the effect of the 1998 Cable Transactions, EBITA and operating income increased principally as a result of the revenue gains, offset in part by the absence of approximately $14 million of net pretax gains recognized in 1998 relating to the sale or exchange of certain cable television systems.

         Interest and Other, Net. Interest and other, net, was $225 million in the first three months of 1999, compared to $164 million in the first three months of 1998. Interest expense decreased to $137 million, compared to $141 million in the first three months of 1998, principally due to lower average debt levels. There was other expense, net, of $88 million in the first three months of 1999, compared to $23 million in the first three months of 1998, principally due to higher losses from certain investments accounted for under the equity method of accounting.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 1999

Financial Condition

         TWE had $6.9 billion of debt, $321 million of cash and equivalents (net debt of $6.6 billion), $615 million of Time Warner General Partners' Senior Capital and $5.1 billion of partners' capital at March 31, 1999, compared to $6.6 billion of debt, $87 million of cash and equivalents (net debt of $6.5 billion), $217 million of preferred stock of a subsidiary, $603 million of Time Warner General Partners' Senior Capital and $5.1 billion of partners' capital at December 31, 1998.

Redemption of REIT Preferred Stock

         In March 1999, a subsidiary of TWE (the "REIT") redeemed all of its shares of preferred stock ("REIT Preferred Stock") at an aggregate cost of $217 million, which approximated net book value. The redemption was funded with borrowings under TWE's bank credit agreement. Pursuant to its terms, the REIT Preferred Stock was redeemed as a result of proposed changes to federal tax regulations that substantially increased the likelihood that dividends paid by the REIT or interest paid to the REIT under a mortgage note of TWE would not be fully deductible for federal income tax purposes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Cash Flows

         During the first three months of 1999, TWE's cash provided by operations amounted to $788 million and reflected $767 million of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $192 million of noncash depreciation expense and $44 million related to a decrease in working capital requirements, other balance sheet accounts and noncash items, less $144 million of interest payments, $22 million of income taxes, $18 million of corporate expenses and $31 million of proceeds repaid under TWE's asset securitization program. Cash provided by operations of $441 million in the first three months of 1998 reflected $497 million of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $243 million of noncash depreciation expense and $148 million of proceeds provided by TWE's asset securitization program, less $156 million of interest payments, $20 million of income taxes, $18 million of corporate expense and $253 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $322 million in the first three months of 1999, compared to $559 million in the first three months of 1998, principally as a result of a $183 million decrease in cash used for investments and acquisitions and a decrease in capital expenditures. Capital expenditures decreased to $305 million in the first three months of 1999, compared to $352 million in the first three months of 1998.

         Cash used by financing activities was $232 million in the first three months of 1999, compared to $97 million in the first three months of 1998. The use of cash in 1999 principally resulted from the redemption of REIT Preferred Stock at an aggregate cost of $217 million and the payment of $154 million of capital distributions to Time Warner, offset in part by a $157 million increase in net borrowings. The use of cash in 1998 principally resulted from the payment of $172 million of capital distributions to Time Warner, offset in part by a $113 million increase in net borrowings.

         Management   believes  that  TWE's   operating  cash  flow,   cash  and
equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

         Time  Warner   Cable  has  been  engaged  in  a  plan  to  upgrade  the
technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $276 million in the three months ended March 31, 1999, compared to $326 million the three months ended March 31, 1998. For the full year of 1999, cable capital spending is expected to be comparable to 1998 levels, with approximately $900 million budgeted for the remainder of 1999. Capital spending by TWE's Cable division is expected to continue to be funded by cable operating cash flow.

Warner Bros. Backlog

         Warner Bros.' backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $2.313 billion at March 31, 1999 (including amounts relating to TWE's cable television networks of $218 million and to Time Warner's cable television networks of $584 million), compared to $2.298

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


billion at December 31, 1998 (including amounts relating to TWE's cable television networks of $199 million and to Time Warner's cable television networks of $570 million).

         Because backlog generally relates to contracts for the licensing of theatrical and television product which already have been produced, the recognition of revenue for such completed product principally is dependent only upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or on an accelerated basis using TWE's $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which also are expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

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

         The  Company's  Year  2000   initiative  is  being   conducted  at  the
operational level by divisional project managers and senior technology executives overseen by senior divisional executives, with assistance internally as well as from outside professionals. The progress of each division through the different phases of remediation--inventorying, assessment, remediation planning, implementation and final testing--is actively overseen and reviewed on a regular basis by an executive oversight group.

         The Company has generally completed the process of identifying potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls. The Company and its divisions have identified approximately 600 worldwide, "mission critical" potential exposures. Of these, as of March 31, 1999, approximately 50% have been identified by the divisions as Year 2000 compliant, approximately 45% as in the remediation implementation or final testing stages, approximately 4% as in the remediation planning stage and less than 2% as in the assessment stage. The Company currently expects that the assessment phase for the few remaining potential exposures should be completed during the second quarter of 1999 and that remediation with respect to approximately 90% of all these identified operations will be substantially completed in all material respects by the end of the second quarter of 1999. The Company, however, could experience unexpected delays. The

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Company is currently planning to impose a "quiet" period at the beginning of the fourth quarter of 1999 during which any remaining remediation involving installation or modification of systems that interface with other systems will be minimized to permit the Company to conduct testing in a stable environment.

        As stated above, however, the Company's business is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes was not Year 2000 compliant. The box manufacturers have been working with cable industry groups to develop solutions that the Company is installing in its head-end equipment. It is currently expected that these solutions will be substantially implemented by the end of the second quarter of 1999. In addition, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Because the Company is also a programming supplier, third-party signal delivery problems would affect its ability to deliver its programming  to its  customers.  The  Company  has  attempted  to include in its
"mission critical" inventory such significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of ascertaining their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. The Company continues to monitor these situations. Moreover, TWE is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony, water and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. TWE is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant, are developing satisfactory contingency plans or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Company is uncertain about the anticipated Year 2000 readiness of a significant third party, the Company is investigating available alternatives, if any.

         The Company currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $50 to $85 million, of which an estimated 50% to 60% has been incurred through March 31, 1999. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. The Company anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

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

         The Company has been focusing its efforts on identification and remediation of its Year 2000 exposures and is beginning to develop specific contingency plans in the event it does not successfully complete its remaining

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


remediation as anticipated or experiences unforeseen problems. The Company is also examining its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year-2000 related problems. The Company intends to examine its status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

Caution Concerning Forward-Looking Statements

         The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations of future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

         TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings and:

o For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS; increases in government regulation of cable or equipment rates or other terms of service (such as "digital must-carry" or "unbundling" requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as high-speed on-line services or telephony over cable or video on demand) to function properly, to appeal to enough consumers or to be available at reasonable prices and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

o For TWE's cable programming and television businesses, greater than expected programming or production costs; public and cable operator resistance to price increases (and the negative impact on premium programmers of increases in basic cable rates); increased regulation of distribution agreements; the sensitivity of advertising to economic cyclicality; and greater than expected fragmentation of consumer viewership due to an increased number of programming services or the increased popularity of alternatives to television.

o For TWE's film and television businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; increases in production costs generally; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

o The ability of the Company and its key service providers, vendors, suppliers, customers and governmental entities to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue, including their ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of the Company's remediation plans and the ability of third parties to address adequately their own Year 2000 issues.

         In addition, TWE's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, consequences of the euro conversion and changes in TWE's plans, strategies and intentions.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                           March 31,   December 31,
                                                                                           ---------   ------------
                                                                                              1999         1998
                                                                                              ----         ----
                                                                                                 (millions)
ASSETS
Current assets
Cash and equivalents........................................................................  $   321      $    87
Receivables, including $512 and $765 million due from Time Warner,
    less allowances of $477 and $506 million................................................    2,423        2,618
Inventories.................................................................................    1,191        1,312
Prepaid expenses............................................................................      188          166
                                                                                              -------      -------

Total current assets........................................................................    4,123        4,183

Noncurrent inventories......................................................................    2,353        2,327
Loan receivable from Time Warner............................................................      400          400
Investments.................................................................................    1,070          886
Property, plant and equipment, net..........................................................    6,185        6,041
Cable television franchises.................................................................    3,898        3,773
Goodwill....................................................................................    3,828        3,854
Other assets................................................................................      675          766
                                                                                              -------      -------

Total assets................................................................................  $22,532      $22,230
                                                                                              =======      =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable............................................................................  $ 1,297      $ 1,473
Participations and programming costs payable................................................    1,464        1,515
Debt due within one year....................................................................        6            6
Other current liabilities, including $392 and $370 million due to Time Warner...............    2,051        1,942
                                                                                              -------      -------

Total current liabilities...................................................................    4,818        4,936

Long-term debt..............................................................................    6,921        6,578
Other long-term liabilities, including $1.309 and $1.130 billion due to Time Warner.........    3,440        3,267
Minority interests..........................................................................    1,623        1,522
Preferred stock of subsidiary holding solely a mortgage note of its parent..................        -          217
Time Warner General Partners' Senior Capital................................................      615          603

Partners' capital
Contributed capital.........................................................................    7,341        7,341
Undistributed partnership earnings (deficit)................................................   (2,226)      (2,234)
                                                                                              -------      -------

Total partners' capital.....................................................................    5,115        5,107
                                                                                              -------      -------

Total liabilities and partners' capital.....................................................  $22,532      $22,230
                                                                                              =======      =======

See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                 Three Months
                                                                                                 Ended March 31,
                                                                                                 ---------------
                                                                                                1999        1998
                                                                                                ----        ----
                                                                                                    (millions)
Revenues (a)................................................................................  $ 2,934      $ 2,910
                                                                                              -------      -------

Cost of revenues (a)(b).....................................................................    1,704        1,946
Selling, general and administrative (a)(b)..................................................      579          595
                                                                                              -------      -------

Operating expenses..........................................................................    2,283        2,541
                                                                                              -------      -------

Business segment operating income...........................................................      651          369
Interest and other, net (a).................................................................     (225)        (164)
Minority interest...........................................................................      (68)         (64)
Corporate services (a)......................................................................      (18)         (18)
                                                                                              -------      -------

Income before income taxes..................................................................      340          123
Income taxes................................................................................      (28)         (15)
                                                                                              -------      -------

Net income..................................................................................  $   312      $   108
                                                                                              =======      =======

---------------
(a)  Includes the following income  (expenses)  resulting from transactions with the partners of TWE and other related  companies for the three months ended
     March  31,  1999 and 1998,  respectively:  revenues-$120  million  and $129 million; cost of revenues-$(78) million and $(38) million; selling, general and administrative-$(4) million and $1 million; interest and other, net-$20 million  and $2  million;  and  corporate  services-$(18)  million  in both periods.

(b) Includes depreciation and amortization expense of:......................................  $   308      $   371
                                                                                              =======      =======

See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Three Months
                                                                                                 Ended March 31,
                                                                                                 ---------------
                                                                                                1999        1998
                                                                                                ----        ----
                                                                                                   (millions)
OPERATIONS
Net income..................................................................................  $   312      $   108
Adjustments for noncash and nonoperating items:
Depreciation and amortization...............................................................      308          371
Changes in operating assets and liabilities.................................................      168          (38)
                                                                                              -------      -------

Cash provided by operations.................................................................      788          441
                                                                                              -------      -------

INVESTING ACTIVITIES
Investments and acquisitions................................................................      (47)        (230)
Capital expenditures........................................................................     (305)        (352)
Investment proceeds.........................................................................       30           23
                                                                                              -------      -------

Cash used by investing activities...........................................................     (322)        (559)
                                                                                              -------      -------

FINANCING ACTIVITIES
Borrowings..................................................................................    1,160          489
Debt repayments.............................................................................   (1,003)        (376)
Redemption of preferred stock of subsidiary ................................................     (217)           -
Capital distributions.......................................................................     (154)        (172)
Other.......................................................................................      (18)         (38)
                                                                                              -------      -------

Cash used by financing activities...........................................................     (232)         (97)
                                                                                              -------      -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................................................      234         (215)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................................................       87          322
                                                                                              -------      -------

CASH AND EQUIVALENTS AT END OF PERIOD.......................................................  $   321      $   107
                                                                                              =======      =======


See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (Unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                          ---------------
                                                         1999        1998
                                                         ----        ----
                                                            (millions)

BALANCE AT BEGINNING OF PERIOD.......................   $5,107      $6,333

Net income...........................................      312         108
Other comprehensive income (loss)....................       41         (14)
                                                        ------      ------
Comprehensive income.................................      353          94

Distributions........................................     (333)       (277)
Allocation of income to Time Warner General
   Partners' Senior Capital .........................      (12)        (22)
                                                        ------      ------


BALANCE AT END OF PERIOD.............................   $5,115      $6,128
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

         Each of the business interests within Cable Networks, Entertainment and Cable is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) HBO and Cinemax, the leading pay television services, (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children's cartoons and television programming, and (4) Time Warner Cable, currently the largest operator of cable television systems in the U.S.

         The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 7). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $116 million and $128 million in the three months ended March 31, 1999 and 1998, respectively.

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

Basis of Presentation

        The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE included in its Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). Certain reclassifications have been made to the prior year's financial statements to conform to the 1999 presentation.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.       GAIN ON TERMINATION OF MGM VIDEO DISTRIBUTION AGREEMENT

         In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ("MGM") terminated a long-term distribution agreement under which Warner Bros. had exclusive  worldwide  distribution  rights  for  MGM/United  Artists  home video product.  In  connection  with the  early  termination  and  settlement  of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately $215 million, which has been included in operating income in the accompanying consolidated statement of operations.

3.       INVESTMENT IN PRIMESTAR

         TWE owns an approximate 24% equity interest in Primestar, Inc. ("Primestar"). In the fourth quarter of 1998, TWE recorded a charge of approximately $210 million principally to reduce the carrying value of its interest in Primestar to fair value.

         In January 1999, Primestar, an indirect wholly owned subsidiary of Primestar and the stockholders of Primestar entered into an agreement to sell Primestar's medium-power direct broadcast satellite business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. In addition, a second agreement was entered into with DirecTV, pursuant to which DirecTV agreed to purchase Primestar's rights with respect to the use or acquisition of certain high-power satellites from a wholly owned subsidiary of one of the stockholders of Primestar.

         In April 1999, Primestar closed on the sale of its medium-power direct broadcast satellite business to DirecTV. The final terms of this medium-power transaction confirmed the decline in value of TWE's interest in Primestar recognized in 1998. The closing of the sale of Primestar's high-power satellite rights to DirecTV is expected to occur in the second quarter of 1999, subject to customary closing conditions, including all necessary governmental and regulatory approvals. There can be no assurance that such approvals will be obtained and that this high-power transaction will be consummated.

         During the period in which Primestar's operations are being wound down, TWE continues to recognize its share of losses of Primestar under the equity method of accounting. Such losses are included in interest and other, net, in TWE's consolidated statement of operations.

4.       INVENTORIES

         TWE's inventories consist of:

                                                                        March 31, 1999         December 31, 1998
                                                                        --------------         -----------------
                                                                    Current    Noncurrent      Current   Noncurrent
                                                                    -------    ----------      -------   ----------
                                                                                      (millions)
Film costs:
   Released, less amortization.....................................   $  612       $  782      $  614      $  744
   Completed and not released......................................       73           22         179          76
   In process and other............................................       25          628          23         572
   Library, less amortization......................................        -          547           -         560
Programming costs, less amortization...............................      406          374         426         375
Merchandise........................................................       75            -          70           -
                                                                      ------       ------      ------      ------

Total..............................................................   $1,191       $2,353      $1,312      $2,327
                                                                      ======       ======      ======      ======

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.       PREFERRED STOCK OF SUBSIDIARY

         In February 1997, a newly formed, substantially owned subsidiary of TWE (the "REIT") issued 250,000 shares of preferred stock ("REIT Preferred Stock"). The REIT was intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

         In March 1999, the REIT redeemed all of its shares of REIT Preferred Stock at an aggregate cost of $217 million, which approximated net book value. The redemption was funded with borrowings under TWE's bank credit agreement. Pursuant to its terms, the REIT Preferred Stock was redeemed as a result of proposed changes to federal tax regulations that substantially increased the likelihood that dividends paid by the REIT or interest paid to the REIT under a mortgage note of TWE would not be fully deductible for federal income tax purposes.

6.       PARTNERS' CAPITAL

         TWE is required to make distributions to reimburse the partners for income taxes at statutory rates based on their allocable share of taxable income, and to reimburse Time Warner for stock options granted to employees of TWE based on the amount by which the market price of Time Warner Inc. common stock exceeds the option exercise price on the exercise date or, with respect to options granted prior to the TWE capitalization on June 30, 1992, the greater of the exercise price or the $13.88 market price of Time Warner Inc. common stock at the time of the TWE capitalization. TWE accrues a stock option distribution and a corresponding liability with respect to unexercised options when the market price of Time Warner Inc. common stock increases during the accounting period, and reverses previously accrued stock option distributions and the corresponding liability when the market price of Time Warner Inc.
common stock declines.

        During the three months ended March 31, 1999, TWE accrued $67 million of tax-related distributions and $266 million of stock option distributions, based on closing prices of Time Warner Inc. common stock of $70.81 at March 31, 1999 and $62.06 at December 31, 1998. During the three months ended March 31, 1998, TWE accrued $52 million of tax-related distributions and $225 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. During the three months ended March 31, 1999, TWE paid distributions to the Time Warner General Partners in the amount of $154 million, consisting of $67 million of tax-related distributions and $87 million of stock option related distributions. During the three months ended March 31, 1998, TWE paid the Time Warner General Partners distributions in the amount of $172 million, consisting of $52 million of tax-related distributions and $120 million of stock option related distributions.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.       SEGMENT INFORMATION

         TWE classifies its business  interests  into three  fundamental  areas:
Cable  Networks,   consisting  principally  of  interests  in  cable  television programming; Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

         Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The operating results of TWE's cable segment reflect: (i) the transfer of Time Warner Cable's direct broadcast satellite operations to Primestar, effective as of April 1, 1998, (ii) the formation of the Road Runner joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses, effective as of June 30, 1998,
(iii) the reorganization of Time Warner Cable's business telephony operations into a separate entity named Time Warner Telecom LLC, effective as of July 1, 1998 and (iv) the formation of a joint venture in Texas that owns cable television systems serving approximately 1.1 million subscribers, effective as of December 31, 1998 (collectively, the "1998 Cable Transactions"). These transactions are described more fully in TWE's 1998 Form 10-K.

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                           1999       1998
                                                           ----       ----
                                                             (millions)
Revenues
Filmed Entertainment-Warner Bros......................  $ 1,380      $1,310
Broadcasting-The WB Network...........................       79          45
Cable Networks-HBO....................................      526         512
Cable.................................................    1,074       1,153
Intersegment elimination..............................     (125)       (110)
                                                        -------      ------

Total.................................................  $ 2,934      $2,910
                                                        =======      ======


                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                           1999       1998
                                                              (millions)
EBITA(1)
Filmed Entertainment-Warner Bros(2)...................     $346        $119
Broadcasting-The WB Network...........................      (41)        (38)
Cable Networks-HBO....................................      125         109
Cable.................................................      337         307
                                                        -------      ------

Total.................................................     $767        $497
                                                        =======      ======
---------------
(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income for the three months ended March 31, 1999 and 1998 was $651 million and $369 million, respectively.

(2) Includes a net pretax gain of approximately $215 million recognized in 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                           1999      1998
                                                           ----      ----
                                                             (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros......................  $    29      $   40
Broadcasting-The WB Network...........................        -           -
Cable Networks-HBO....................................        7           5
Cable.................................................      156         198
                                                        -------      ------

Total.................................................  $   192      $  243
                                                        =======      ======

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                           1999       1998
                                                           ----       ----
                                                              (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment-Warner Bros......................    $  30       $  33
Broadcasting-The WB Network...........................        1           1
Cable Networks-HBO....................................        -           -
Cable.................................................       85          94
                                                        -------      ------

Total.................................................     $116        $128
                                                        =======      ======

(1)Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

8.       COMMITMENTS AND CONTINGENCIES

         TWE is subject to numerous legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE's consolidated financial statements.

9.                ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:
                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                           1999       1998
                                                           ----       ----
                                                              (millions)
Interest expense......................................     $137        $141
Cash payments made for interest.......................      144         156
Cash payments made for income taxes, net..............       22          20
Noncash capital distributions.........................      266         225

         Noncash investing activities in the first three months of 1998 included the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). For a more comprehensive description of the TWE-A/N Transfers, see TWE's 1998 Form 10-K.

                           Part II. Other Information


Item 1.   Legal Proceedings.

         Reference is made to the litigation entitled Six Flags Over Georgia, Inc., et al. v. Six Flags Fund, Ltd., et al. commenced in Superior Court in Gwinnett County, Georgia in connection with the management of the Six Flags Over Georgia Theme Park described on pages I-39 and I-40 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). On April 22, 1999, the Court denied defendants' post-trial motions for judgment notwithstanding the verdict, for a new trial and for the remittur of all or part of the damages awarded by the jury, and also ordered defendants to post a supersedeas bond in the amount of $454 million. Defendants filed a notice of appeal on April 23, 1999.

         Reference is made to the litigation entitled Parker, et al. v. TWE, et al., described on page I-42 of Time Warner's 1998 Form 10-K. On April 30, 1999, the Court granted defendants' motion to dismiss in its entirety and dismissed this case.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.
              --------

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

         (b) Reports on Form 8-K.
             -------------------

         No Current Report on Form 8-K was filed by Time Warner during the quarter ended March 31, 1999.

                                TIME WARNER INC.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Time Warner Inc.
                                                         (Registrant)



                                              By:    /s/  Richard J. Bressler
                                                    ---------------------------
                                            Name:   Richard J. Bressler
                                           Title:   Senior Vice President and
                                                    Chief Financial Officer


Dated:    May 12, 1999

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulations S-K
                     ---------------------------------------



Exhibit No.                Description of Exhibit
-----------                ----------------------


27                         Financial Data Schedule.