Form 10-Q
period 1999-06-30
TIME WARNER INC/
filed 1999-08-16
CIK 1021387

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 1999, or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 for the transition period from            to             .
                                                   -----------    -----------

Commission file number 1-12259
                       --------


                                TIME WARNER INC.
             (Exact name of registrant as specified in its charter)

                Delaware                            13-3527249
         State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification Number)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock - $.01 par value                             1,179,328,870
     Series LMCN-V Common Stock - $.01 par value                 114,123,884
     -------------------------------------------          ------------------
     Description of Class                                 Shares Outstanding
                                                         as of July 31, 1999

                              TIME WARNER INC. AND
                     TIME WARNER ENTERTAINMENT COMPANY, L.P.

                               INDEX TO FORM 10-Q

                                                                    Page
                                                             ---------------
                                                             Time
                                                             Warner     TWE
                                                             ------     ----

PART I.  FINANCIAL INFORMATION
     Management's discussion and analysis of results of
     operations and financial condition....................     1       43

     Consolidated balance sheet at June 30, 1999 and
     December 31, 1998.....................................    20       54

     Consolidated statement of operations for the three
     and six months ended June 30, 1999 and 1998...........    21       55

     Consolidated statement of cash flows for the six months
     ended June 30, 1999 and 1998..........................    22       56

     Consolidated statement of shareholders' equity and
     partnership capital...................................    23       57

     Notes to consolidated financial statements............    24       58

     Supplementary information.............................    35


PART II.  OTHER INFORMATION................................    64

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

Investment in TWE

     A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming, are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"). Time Warner has not consolidated TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights held by MediaOne related to TWE's cable television business.

         At the time of this filing, MediaOne had agreed to be acquired by AT&T Corp. ("AT&T"). On August 3, 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. As a result of the termination notice and the operation of the partnership agreement governing TWE, MediaOne's rights to participate in the management of TWE's businesses have terminated immediately and irrevocably. MediaOne has retained only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole. Because of this significant reduction in MediaOne's rights, Time Warner will consolidate TWE's operating results, cash flows and financial position for accounting purposes beginning no later than the filing of the third quarter Form 10-Q.

         In addition, in connection with the proposed acquisition of MediaOne by AT&T, Time Warner and AT&T are engaged in discussions concerning the overall relationship of the companies following that acquisition. Among the subjects included in those discussions are the structure of TWE, the structure of AT&T/MediaOne's investment in TWE, as well as potential changes to the proposed cable telephony joint venture discussed on page F-17 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1998.

         The proposed acquisition of MediaOne by AT&T is subject to customary closing conditions, including regulatory approvals. Accordingly, there is no assurance that it will occur.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

Columbia House-CDnow Merger

         In July 1999, Time Warner announced an agreement with Sony Corporation of America ("Sony") to merge their jointly owned Columbia House operations with CDnow, Inc. ("CDnow"), a leading music and video e-commerce company. Time Warner and Sony will each own 37% of the combined entity and the existing CDnow shareholders will own 26% of the combined entity. This investment is expected to be accounted for using the equity method of accounting.

         With a combined reach of nearly 10% of all Internet users(1), the combined entity is expected to create a significant platform for Time Warner's music and video e-commerce initiatives and position the Company for incremental growth opportunities relating to online sales of music and video product and the digital distribution of music. In addition, management believes that the use of Columbia House's existing active club members and the cross-promotional opportunities to be offered by Time Warner and Sony will lower customer acquisition costs and increase the combined entity's customer base.

         As part of this transaction, Time Warner and Sony each have made certain strategic and financial commitments to the combined entity. Among the strategic commitments, which have a term of five years and are subject to certain conditions and qualifications, Time Warner and Sony will provide the combined entity with opportunities to purchase advertising and promotional support from their diverse media properties. In addition, as part of their commitment to make the combined entity their primary vehicle to pursue the packaged music e-commerce business, Time Warner and Sony will link their own music-controlled web sites in the U.S. and Canada to the combined entity's web sites. This will enable consumers to sample content from their favorite artists and genres and then immediately make a purchase. Time Warner and Sony have also each agreed to guarantee, for a three-year period, one-half of the borrowings under a new credit facility to be entered into by the combined entity upon the closing of the merger. The credit facility is expected to provide for up to $450 million of borrowings, which will be used to support the ongoing growth and capital needs of the business and to refinance approximately $300 million of existing debt and liabilities of Columbia House.

         The merger is expected to close by the end of 1999 and is subject to customary closing conditions, including regulatory approvals and approval by existing CDnow shareholders. There can be no assurance that such approvals will be obtained.

Use of EBITA

         Time Warner evaluates operating performance based on several factors, including its primary financial measure of operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method. These business combinations, including the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of Turner Broadcasting System, Inc. ("TBS") in 1996 and the $2.3 billion of cable

(1)  As measured by MediaMetrix as of June 1999.

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

         In 1999, these nonrecurring items consisted of (i) an approximate $215 million net pretax gain recognized by TWE in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement, (ii) an approximate $115 million pretax gain recognized by Time Warner in the second quarter of 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc. (the "Time Warner Telecom IPO"), a competitive local exchange carrier that provides telephony services to businesses and (iii) net pretax gains in the amount of $771 million in the second quarter of 1999 relating to the sale or exchange of various cable television systems and investments by Time Warner and TWE. This compares to net pretax gains in the first half of 1998 of $84 million also relating to the sale or exchange of cable television systems by Time Warner and TWE.

         In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of these significant nonrecurring gains. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

         In addition, the comparability of Time Warner's and the Entertainment Group's Cable division results has been affected further by certain cable-related transactions, as described more fully under the caption "Summarized Financial Information of the Entertainment Group" in Note 2 to the accompanying consolidated financial statements. While these transactions had a significant effect on the comparability of the Cable division's EBITA and operating income principally due to the deconsolidation of the related operations, they did not have a significant effect on the comparability of Time Warner's net income and per share results.

         Finally, per common share amounts have been restated to give effect to a two-for-one common stock split that occurred on December 15, 1998.

RESULTS OF OPERATIONS

         EBITA and operating income are as follows:


                                              Three Months Ended June 30,            Six Months Ended June 30,
                                              ---------------------------            -------------------------
                                                 EBITA        Operating Income        EBITA        Operating Income
                                                 -----        ----------------        -----        ----------------
                                             1999     1998     1999      1998     1999     1998     1999      1998
                                             ----     ----     ----      ----     ----     ----     ----      ----
                                                                           (millions)
Time Warner:

Publishing............................... $  196      $176    $ 186     $168    $ 290      $261    $ 270     $244
Music....................................    101        96       31       25      203       189       66       50
Cable Networks-TBS.......................    235       198      184      148      419       351      318      251
Filmed Entertainment-TBS.................     71        38       53       18      100        23       63      (17)
Cable(1).................................     81        74       39       26      147       148       61       46
Intersegment elimination.................      2        (1)       2       (1)      12       (20)      12      (20)
                                           -----      ----    -----      ---    -----      ----    -----     -----

Total....................................  $ 686      $581    $ 495     $384   $1,171      $952    $ 790     $554
                                           =====      ====    =====     ====   ======      ====    =====     ====


Entertainment Group:
Filmed Entertainment-Warner Bros.(2).....  $ 132      $122    $ 101     $ 89    $ 478    $  241    $ 417     $175
Broadcasting-The WB Network..............    (30)      (23)     (31)     (24)     (71)      (61)     (73)     (63)
Cable Networks-HBO.......................    131       113      131      113      256       222      256      222
Cable(3).................................  1,099       374    1,011      278    1,436       681    1,263      491
                                          ------      ----   ------     ----   ------      ----   ------     ----

Total.................................... $1,332      $586   $1,212     $456   $2,099    $1,083   $1,863     $825
                                          ======      ====   ======     ====   ======    ======   ======     ====

---------------
(1) Includes net pretax gains relating to the sale or exchange of certain cable television systems and investments of $11 million in the second quarter of 1999.
(2) Includes a net pretax gain of approximately $215 million recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.
(3) Includes net pretax gains relating to the sale or exchange of certain cable television systems and investments of $760 million in the second quarter of 1999 and $70 million in the second quarter of 1998. Similarly, six-month results include net pretax gains of $760 million in 1999 and $84 million in 1998.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Time Warner had revenues of $3.574 billion and net income of $593 million for the three months ended June 30, 1999, compared to revenues of $3.672 billion and net income of $101 million for the three months ended June 30, 1998. After preferred dividend requirements, Time Warner had basic net income per common share of $.46 in 1999, compared to $.02 per common share in 1998. On a diluted basis, net income per common share was $.43 in 1999, compared to $.02 per common share in 1998.

          As previously described, the comparability of Time Warner's and the Entertainment Group's operating results for 1999 and 1998 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $886 million of net pretax gains in 1999, compared to $70 million of net pretax gains in 1998. The aggregate net effect of these items was an increase in basic net income per common share of $.34 in 1999, compared to an increase of $.03 in 1998. On a diluted basis, the net effect was an increase of $.31 per common share in 1999, compared to an increase of $.03 in 1998.

         Time Warner's net income increased to $593 million in 1999, compared to $101 million in 1998. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $94 million to $163 million in 1999 from $69 million in 1998. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's business segment operating income and higher income from Time Warner's equity in the pretax income of the Entertainment Group, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting and higher income taxes due to the increase in Time Warner's income. Similarly, excluding the effect of these nonrecurring items, normalized basic and diluted net income per common share increased to $.12 in 1999, compared to a net loss of $.01 per common share in 1998. In addition to the factors discussed above, the improvement in 1999 normalized per share results reflects a $60 million reduction in preferred dividend requirements principally relating to the redemption of Time Warner's Series M exchangeable preferred stock ("Series M Preferred Stock") in late 1998.

         Time Warner's equity in the pretax income of the Entertainment Group was $793 million for the three months ended June 30, 1999, compared to $166 million for the three months ended June 30, 1998. The Entertainment Group had revenues of $3.060 billion and net income of $767 million in 1999, compared to revenues of $2.853 billion and net income of $156 million in 1998. Similarly, excluding the portion of the nonrecurring items referred to above that was recognized by the Entertainment Group, net income increased by $64 million to $165 million in 1999 from $101 million in 1998. As discussed more fully below, this improvement principally resulted from an overall increase in operating income generated by its business segments.

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

Time Warner

         Publishing. Revenues increased to $1.153 billion, compared to $1.136 billion in the second quarter of 1998. EBITA increased to $196 million from $176 million. Operating income increased to $186 million from $168 million. Revenues in 1999 were affected negatively by the deconsolidation of a direct-marketing operation, which is now being accounted for under the equity method of accounting. Excluding this change, revenues increased primarily from significant growth in magazine advertising revenues, offset in part by lower circulation revenues. The increase in advertising revenues was principally due to a strong overall advertising market for most of the division's magazines, primarily led by Sports Illustrated, In Style, Teen People, Money and Entertainment Weekly. The decline in circulation revenues was principally due to lower newsstand sales and lower net subscription revenues generated by third-party agencies. EBITA and operating income increased principally as a result of the revenue gains and increased cost savings. These increases were offset in part by lower results from direct-marketing activities, including Book-of-the-Month Club and American Family Enterprises ("AFE"), a 50% owned equity investee.

         Music. Revenues decreased to $828 million, compared to $905 million in the second quarter of 1998. EBITA increased to $101 million from $96 million. Operating income increased to $31 million from $25 million. Revenues decreased primarily due to lower international recorded music sales and, to a lesser extent, lower domestic recorded music sales. The revenue decline principally related to lower sales of new releases in comparison to the prior year, which benefited from popular releases by established artists, like Madonna and Eric Clapton. Despite the revenue decrease, EBITA and operating income increased due to higher results from domestic recorded music operations, which benefited from increased cost savings, lower artist royalty costs and improved results from joint ventures that had successful releases during the period. The improvements in domestic recorded music operations were offset in part by lower results from international recorded music operations relating to lower international sales. Management expects that the revenue decline relating to lower worldwide sales levels will continue into the third quarter of 1999, which could negatively affect operating results.

         Cable Networks-TBS. Revenues increased to $1.065 billion, compared to $906 million in the second quarter of 1998. EBITA increased to $235 million from $198 million. Operating income increased to $184 million from $148 million. Revenues benefited from increases in advertising and subscription revenues. The increase in advertising revenues was principally due to a strong overall advertising market for most of the division's networks, including CNN, TBS Superstation, TNT, Cartoon Network and Headline News. The increase in subscription revenues principally related to an increase in subscriptions and higher rates, primarily led by revenue increases at CNN, TBS Superstation, TNT and Turner Classic Movies. EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher programming costs.

         Filmed Entertainment-TBS. Revenues decreased to $337 million, compared to $504 million in the second quarter of 1998. EBITA increased to $71 million from $38 million. Operating income increased to $53 million from $18 million. Revenues decreased principally as a result of fewer theatrical releases and the absence of revenues from the sale of second-cycle broadcasting rights for Seinfeld in 1998. Despite the decline in revenues, EBITA and operating income increased principally due to the theatrical success of New Line Cinema's Austin Powers-The Spy Who Shagged Me and the absence of film write-offs relating to disappointing results for theatrical releases of Castle Rock Entertainment in 1998.

         Cable. Revenues decreased to $216 million, compared to $242 million in the second quarter of 1998. EBITA increased to $81 million from $74 million. Operating income increased to $39 million from $26 million. The Cable division's 1999 operating results were affected by certain cable-related transactions that occurred in 1998 (the "1998 Cable Transactions") and by net pretax gains of $11 million recognized in 1999 related to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation of certain operations and are described more fully in Note 2 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates and an increase in advertising revenues. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

         Interest and Other, Net. Interest and other, net, decreased to an expense of $202 million in the second quarter of 1999, compared to an expense of $283 million in the second quarter of 1998. Interest expense increased to $236 million, compared to $222 million in the second quarter of 1998. Interest expense increased principally because of higher interest costs incurred in connection with the $2.1 billion of borrowings used to redeem the Company's Series M Preferred Stock in December 1998, offset in part by interest savings associated with the Company's 1998 debt reduction efforts. Other income, net, was $34 million in the second quarter of 1999, compared to other expense, net, of $61 million in the second quarter of 1998. The change principally related to the recognition of an approximate $115 million pretax gain in 1999 in connection with the Time Warner Telecom IPO, offset in part by higher losses from certain investments accounted for under the equity method of accounting.

Entertainment Group

         Filmed Entertainment-Warner Bros. Revenues increased to $1.446 billion, compared to $1.330 billion in the second quarter of 1998. EBITA increased to $132 million from $122 million. Operating income increased to $101 million from $89 million. Revenues benefited from increases in worldwide theatrical and television distribution operations, offset in part by lower revenues from consumer products operations. Also contributing to the revenue increase were marginally higher revenues from worldwide home video operations, which benefited from increased sales of DVDs. EBITA and operating income benefited principally from improved results from worldwide theatrical and television distribution operations, offset in part by lower gains on the sale of assets and lower results from consumer products operations.

         Broadcasting-The WB Network. Revenues increased to $83 million, compared to $61 million in the second quarter of 1998. EBITA decreased to a loss of $30 million from a loss of $23 million. Operating losses increased to $31 million from $24 million. Revenues increased as a result of improved television ratings and the addition of a fifth night of prime-time programming in September 1998. Operating losses increased principally because the revenue gains were more than offset by the combination of higher programming costs associated with the expanded programming schedule and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

         Cable Networks-HBO. Revenues increased to $546 million, compared to $509 million in the second quarter of 1998. EBITA and operating income increased to $131 million from $113 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, increased cost savings and higher income from Comedy Central, a 50%-owned equity investee.

         Cable. Revenues increased to $1.114 billion, compared to $1.084 billion in the second quarter of 1998. EBITA increased to $1.099 billion from $374 million. Operating income increased to $1.011 billion from $278 million. The Cable division's 1999 operating results were affected by the 1998 Cable Transactions and by net pretax gains of $760 million in 1999 and $70 million in 1998 relating to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation or transfer of certain operations and are described more fully in Note 2 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, an increase in advertising revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

         Interest and Other, Net. Interest and other, net, decreased to an expense of $167 million in the second quarter of 1999, compared to an expense of $183 million in the second quarter of 1998. Interest expense increased to $136 million, compared to $132 million in the second quarter of 1998, principally due to higher average debt levels. Other expense, net, decreased to $31 million in the second quarter of 1999, compared to $51 million in the second quarter of 1998. The decrease principally related to lower losses from certain investments accounted for under the equity method of accounting and a gain on the sale of an investment.

         Minority Interest. Minority interest expense increased to $233 million, compared to $82 million in the second quarter of 1998. Minority interest expense increased primarily due to the allocation of a portion of the net pretax gains relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ("TWE-A/N"), a majority owned partnership of TWE, to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense for 1999 and 1998 was comparable in amount and did not have any significant effect on operating trends.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Time Warner had revenues of $6.840 billion and net income of $731 million for the six months ended June 30, 1999, compared to revenues of $6.809 billion and net income of $39 million for the six months ended June 30, 1998. After preferred dividend requirements, Time Warner had basic net income per common share of $.56 in 1999, compared to a net loss of $.10 per common share in 1998. On a diluted basis, net income per common share was $.54 in 1999, compared to a net loss of $.10 per common share in 1998.

         As previously described, the comparability of Time Warner's and the Entertainment Group's operating results for 1999 and 1998 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $1.1 billion of net pretax gains in 1999, compared to $84 million of net pretax gains in 1998. The aggregate net effect of these items was an increase in basic net income per common share of $.44 in 1999, compared to an increase of $.03 in 1998. On a diluted basis, the net effect was an increase of $.40 per common share in 1999, compared to an increase of $.03 in 1998.

         Time Warner's net income increased to $731 million in 1999, compared to $39 million in 1998. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $172 million to $174 million in 1999 from $2 million in 1998. This improvement principally resulted from an overall increase in Time Warner's business segment operating income and higher income from Time Warner's equity in the pretax income of the Entertainment Group, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting and higher income taxes due to the increase in Time Warner's income. Similarly, excluding the effect of these nonrecurring items, normalized basic net income per common share increased to $.12 in 1999, compared to a net loss of $.13 per common share in 1998. On a diluted basis, net income per common share increased to $.14 in 1999, compared to a net loss of $.13 per common share in 1998. In addition to the factors discussed above, the improvement in 1999 normalized per share results reflects a $124 million reduction in preferred dividend requirements principally relating to the redemption of Time Warner's Series M Preferred Stock in late 1998.

         Time Warner's equity in the pretax income of the Entertainment Group was $1.135 billion for the six months ended June 30, 1999, compared to $273 million for the six months ended June 30, 1998. The Entertainment Group had revenues of $5.994 billion and net income of $1.079 billion in 1999, compared to revenues of $5.765 billion and net income of $264 million in 1998. Similarly, excluding the portion of the nonrecurring items referred to above that was recognized by the Entertainment Group, net income increased by $62 million to $262 million in 1999 from $200 million in 1998. As discussed more fully below, this improvement principally resulted from an overall increase in operating income generated by its business segments, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting.

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

Time Warner

         Publishing. Revenues increased to $2.127 billion, compared to $2.084 billion in the first six months of 1998. EBITA increased to $290 million from $261 million. Operating income increased to $270 million from $244 million. Revenues in 1999 were affected negatively by the deconsolidation of a direct-marketing operation, which is now being accounted for under the equity method of accounting. Excluding this change, revenues increased primarily from significant growth in magazine advertising revenues, offset in part by lower circulation revenues. The increase in advertising revenues was principally due to a strong overall advertising market for most of the division's magazines, primarily led by Time, People, In Style, Fortune, and Entertainment Weekly. The decline in circulation revenues was principally due to lower newsstand sales and lower net subscription revenues generated by third-party agencies. EBITA and operating income increased principally as a result of the revenue gains, increased cost savings and a one-time gain on the sale of an asset. These increases were offset in part by lower results from direct-marketing activities, including Book-of-the-Month Club and AFE.

         Music. Revenues decreased to $1.764 billion, compared to $1.793 billion in the first six months of 1998. EBITA increased to $203 million from $189 million. Operating income increased to $66 million from $50 million. Revenues decreased primarily due to lower international recorded music sales and a decline in music publishing revenues, offset in part by a marginal increase in domestic recorded music revenues. The international revenue decline principally related to lower sales of new releases in comparison to the prior year, which benefited from popular releases by established artists, like Madonna and Eric Clapton. Despite the revenue decrease, EBITA and operating income increased due to higher results from domestic recorded music operations, which benefited from increased cost savings, lower artist royalty costs and improved results from joint ventures that had successful releases during the period. The improvements in domestic recorded music operations were offset in part by lower results from international recorded music operations relating to lower international sales levels and less licensing income from direct-marketing activities. Management expects that the revenue decline relating to lower worldwide sales levels will continue into the third quarter of 1999, which could negatively affect operating results.

         Cable Networks-TBS. Revenues increased to $1.903 billion, compared to $1.634 billion in the first six months of 1998. EBITA increased to $419 million from $351 million. Operating income increased to $318 million from $251 million. Revenues benefited from increases in advertising and subscription revenues. The increase in advertising revenues was principally due to a strong overall advertising market for most of the division's networks, including, CNN, TBS Superstation, TNT, Cartoon Network and Headline News. The increase in subscription revenues principally related to an increase in subscriptions and higher rates, primarily led by revenue increases at CNN, TBS Superstation, TNT and Turner Classic Movies. EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher programming costs.

         Filmed Entertainment-TBS. Revenues decreased to $654 million, compared to $876 million in the first six months of 1998. EBITA increased to $100 million from $23 million. Operating income increased to $63 million from a loss of $17 million. Revenues decreased principally as a result of fewer theatrical releases and the absence of revenues from the sale of second-cycle broadcasting rights for Seinfeld in 1998, offset in part by increased worldwide home video revenues. Despite the decline in revenues, EBITA and operating income increased principally due to the theatrical success of New Line Cinema's Austin Powers-The Spy Who Shagged Me, improved results from worldwide home video operations and the absence of film write-offs relating to disappointing results for theatrical releases of Castle Rock Entertainment in 1998.

         Cable. Revenues decreased to $438 million, compared to $490 million in the first six months of 1998. EBITA decreased to $147 million from $148 million. Operating income increased to $61 million from $46 million. The Cable division's 1999 operating results were affected by the 1998 Cable Transactions and by net pretax gains of $11 million recognized in 1999 related to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation of certain operations and are described more fully in Note 2 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates and an increase in advertising and pay-per-view revenues. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

         Interest and Other, Net. Interest and other, net, decreased to an expense of $513 million in the first six months of 1999, compared to an expense of $566 million in the first six months of 1998. Interest expense increased to $469 million, compared to $455 million in the first six months of 1998. Interest expense increased principally because of higher interest costs incurred in connection with the $2.1 billion of borrowings used to redeem the Company's Series M Preferred Stock in December 1998, offset in part by interest savings associated with the Company's 1998 debt reduction efforts. Other expense, net, decreased to $44 million in the first six months of 1999 from $111 million in the first six months of 1998. The decrease principally related to the recognition of an approximate $115 million pretax gain in 1999 in connection with the Time Warner Telecom IPO, offset in part by higher losses from certain investments accounted for under the equity method of accounting.

Entertainment Group

         Filmed Entertainment-Warner Bros. Revenues increased to $2.826 billion, compared to $2.642 billion in the first six months of 1998. EBITA increased to $478 million from $241 million. Operating income increased to $417 million from $175 million. Revenues benefited from increases in worldwide theatrical and television distribution operations, offset in part by lower revenues from consumer products operations. Also contributing to the revenue increase were higher revenues from worldwide home video operations, which benefited from increased sales of DVDs. EBITA and operating income increased primarily from the inclusion of an approximate $215 million net pretax gain recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement. In addition, EBITA and operating income benefited principally from improved results from worldwide theatrical and home video operations and an increase in investment-related income, offset in part by lower results from consumer products operations.

         Broadcasting-The WB Network. Revenues increased to $162 million, compared to $106 million in the first six months of 1998. EBITA decreased to a loss of $71 million from a loss of $61 million. Operating losses increased to $73 million from $63 million. Revenues increased as a result of improved television ratings and the addition of a fifth night of prime-time programming in September 1998. Operating losses increased principally because the revenue gains were more than offset by the combination of higher programming costs associated with the expanded programming schedule, a lower allocation of losses to a minority partner in the network and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

         Cable Networks-HBO. Revenues increased to $1.072 billion, compared to $1.021 billion in the first six months of 1998. EBITA and operating income increased to $256 million from $222 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, increased cost savings, one-time gains from the sale of certain investments and higher income from Comedy Central, a 50%-owned equity investee. These increases were offset in part by higher marketing expenses.

         Cable. Revenues decreased to $2.188 billion, compared to $2.237 billion in the first six months of 1998. EBITA increased to $1.436 billion from $681 million. Operating income increased to $1.263 billion from $491 million. The Cable division's 1999 operating results were affected by the 1998 Cable Transactions and by net pretax gains of $760 million in 1999 and $84 million in 1998 relating to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation or transfer of certain operations and are described more fully in Note 2 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

         Interest and Other, Net. Interest and other, net, increased to an expense of $392 million in the first six months of 1999, compared to an expense of $347 million in the first six months of 1998. Interest expense was $273 million in both periods. Other expense, net, increased to $119 million in the first six months of 1999, compared to $74 million in the first six months of 1998. This increase principally related to higher losses from certain investments accounted for under the equity method of accounting, offset in part by a gain on the sale of an investment.

         Minority Interest. Minority interest expense was $301 million in the first six months of 1999, compared to $146 million in the first six months of 1998. Minority interest expense increased primarily due to the allocation of a portion of the net pretax gains relating to the sale or exchange of various cable television systems and investments owned by TWE-A/N to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense for 1999 and 1998 was comparable in amount and did not have any significant effect on operating trends.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 1999

Time Warner

Financial Condition

         At June 30, 1999, Time Warner had $10.8 billion of debt, $304 million of cash and equivalents (net debt of $10.5 billion), $1.2 billion of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary and $9.1 billion of shareholders' equity. This compares to $10.9 billion of debt, $442 million of cash and equivalents (net debt of $10.5 billion), $895 million of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary and $8.9 billion of shareholders' equity at December 31, 1998.

Debt Refinancings

         In July 1999, Time Warner Companies, Inc., a wholly owned subsidiary of Time Warner, redeemed all of its $600 million principal amount of Floating Rate Reset Notes due July 29, 2009. The aggregate redemption cost of approximately $620 million was funded with borrowings under Time Warner's bank credit agreement. In connection with this redemption, an extraordinary loss of $12 million will be recognized in the third quarter of 1999.

Preferred Stock Conversion

         In July 1999, Time Warner issued approximately 46 million shares of common stock in connection with the conversion of all outstanding 11 million shares of its Series D convertible preferred stock. Because holders of Series D preferred stock were entitled to cash dividends at a preferential rate through July 1999, Time Warner's historical cash dividend requirements will be reduced, going forward, by approximately $30 million on an annualized basis.

Common Stock Repurchase Program

         In January 1999, Time Warner's Board of Directors authorized a new common stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of common stock. This program is expected to be completed over a three-year period; however, actual repurchases in any period will be subject to market conditions. Along with stock option exercise proceeds and borrowings under Time Warner's $1.3 billion stock option proceeds credit facility, additional funding for this program is expected to be provided by future free cash flow and financial capacity.

         During the first six months of 1999, Time Warner acquired 13.7 million shares of its common stock at an aggregate cost of $926 million. These repurchases increased the cumulative shares purchased under this and its previous common stock repurchase program begun in 1996 to approximately 108.8 million shares at an aggregate cost of $3.97 billion.

Cash Flows

         During the first six months of 1999, Time Warner's cash provided by operations amounted to $595 million and reflected $1.171 billion of EBITA from its Publishing, Music, Cable Networks-TBS, Filmed Entertainment-TBS and Cable businesses, $179 million of noncash depreciation expense, $78 million of proceeds from Time Warner's asset securitization program and $280 million of distributions from TWE, less $446 million of interest payments, $145 million of income taxes, $44 million of corporate expenses and $478 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $889 million for the first six months of 1998 reflected $952 million of EBITA from its Publishing, Music, Cable Networks-TBS, Filmed Entertainment-TBS and Cable businesses, $191 million of noncash depreciation expense, $132 million of proceeds from Time Warner's asset securitization program and $298 million of distributions from TWE, less $404 million of interest payments, $79 million of income taxes, $38 million of corporate expenses and $163 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $302 million in the first six months of 1999, compared to cash provided by investing activities of $93 million in the first six months of 1998. The increase in cash used by investing activities principally resulted from higher capital expenditures and a decrease in investment proceeds. Capital expenditures increased to $314 million in the first six months of 1999, compared to $228 million in the first six months of 1998.

         Cash used by financing activities was $431 million in the first six months of 1999, compared to $1.283 billion in the first six months of 1998. The use of cash in 1999 principally resulted from the repurchase of approximately
13.7 million shares of Time Warner common stock at an aggregate cost of $926 million and the payment of $149 million of dividends, offset in part by a $33 million increase in net borrowings, $324 million of borrowings against future stock option proceeds and $287 million of proceeds received principally from the exercise of employee stock options. During the first six months of 1998, Time Warner had additional borrowings that offset the noncash reduction of $1.15 billion of debt relating to the conversion of its zero-coupon convertible notes into common stock. Time Warner principally used the proceeds from such borrowings, together with $460 million of proceeds received from the exercise of employee stock options, to repurchase approximately 23.2 million shares of Time Warner common stock at an aggregate cost of $1.661 billion. Time Warner also paid $265 million of dividends in the first six months of 1998. The decrease in dividends paid in 1999 reflects the effect of Time Warner's redemption of its Series M Preferred Stock in December 1998 and the conversion of approximately 15 million shares of preferred stock into shares of common stock that also occurred during 1998.

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

Entertainment Group

Financial Condition

         At June 30, 1999, the Entertainment Group had $6.5 billion of debt, $117 million of cash and equivalents (net debt of $6.4 billion), $627 million of Time Warner General Partners' senior priority capital and $5.7 billion of partners' capital. This compares to $6.6 billion of debt, $87 million of cash and equivalents (net debt of $6.5 billion), $217 million of preferred stock of a subsidiary, $603 million of Time Warner General Partners' senior priority capital and $5.2 billion of partners' capital at December 31, 1998.

Senior Capital Distributions

         In July 1999, TWE paid a $627 million distribution to the Time Warner General Partners to redeem the remaining portion of their senior priority capital interests, including a priority capital return of $173 million. Time Warner used a portion of the proceeds received from this distribution to repay all $400 million of outstanding borrowings under its credit agreement with TWE.

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

Cash Flows

         During the first six months of 1999, the Entertainment Group's cash provided by operations amounted to $1.519 billion and reflected $2.099 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $406 million of noncash depreciation expense and $21 million of proceeds from TWE's asset securitization program, less $242 million of interest payments, $49 million of income taxes, $36 million of corporate expenses and $680 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $586 million in the first six months of 1998 reflected $1.083 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $469 million of noncash depreciation expense and $135 million of proceeds from TWE's asset securitization program, less $260 million of interest payments, $39 million of income taxes, $36 million of corporate expenses and $766 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $662 million in the first six months of 1999, compared to $493 million in the first six months of 1998. The increase principally resulted from a $296 million decrease in investment proceeds relating to the 1998 sale of TWE's remaining interest in Six Flags Entertainment Corporation. The decrease in investment proceeds was partially offset by lower capital expenditures. Capital expenditures decreased to $649 million in the first six months of 1999, compared to $734 million in the first six months of 1998.

         Cash used by financing activities was $827 million in the first six months of 1999, compared to $343 million in the first six months of 1998. The use of cash in 1999 principally resulted from the redemption of REIT Preferred Stock at an aggregate cost of $217 million, the payment of $280 million of capital distributions to Time Warner and $229 million of debt reduction. The use of cash in 1998 principally resulted from the payment of $298 million of capital distributions to Time Warner, offset in part by an $11 million increase in net borrowings.

         Management believes that the Entertainment Group's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

         Time  Warner   Cable  has  been  engaged  in  a  plan  to  upgrade  the
technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable, including the cable operations of both Time Warner and TWE, amounted to $704 million in the six months ended June 30, 1999, compared to $776 million in the six months ended June 30, 1998. Cable capital spending is expected to approximate $900 million for the remainder of 1999. Capital spending by Time Warner Cable is expected to continue to be funded by cable operating cash flow.

Filmed Entertainment Backlog

         Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of TWE's Filmed Entertainment-Warner Bros. division amounted to $2.663 billion at June 30, 1999, compared to $2.298 billion at December 31, 1998 (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks of $1.014 billion at June 30, 1999 and $769 million at December 31, 1998). In addition, backlog of Time Warner's Filmed Entertainment-TBS division amounted to $587 million at June 30, 1999 and $636 million at December 31, 1998 (including amounts relating to the licensing of film product to Time Warner's and TWE's cable television networks of $222 million at June 30, 1999 and $226 million at December 31, 1998).

         Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product principally is dependent only upon the commencement of the availability period for telecast under the terms of the related licensing agreement.

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

         The Company has generally completed the process of identifying, assessing and planning the remediation of potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls. The Company and its divisions, including the Entertainment Group, have identified approximately 1,000 worldwide, "mission critical" potential exposures. Of these, as of June 30, 1999, approximately 73% have been identified by the divisions as Year 2000 compliant and approximately 27% as in the remediation implementation or final testing stages. The Company currently expects that remediation with respect to well over 90% of all these identified operations will be substantially completed in all material respects by the end of the third quarter of 1999. The Company, however, could experience unexpected delays. The Company is currently planning to impose a "quiet" period at some point during the fourth quarter of 1999 during which any remaining remediation involving installation or modification of systems that interface with other systems will be minimized to permit the

Company to conduct testing in a stable environment and to focus on its contingency and transition plans, as necessary.

         As stated above, however, the Company's business is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes was not Year 2000 compliant. The box manufacturers and cable industry groups together developed solutions that the Company has been installing and successfully testing in its headend equipment at its various geographic locations. The few remaining installations are currently scheduled during the third quarter of 1999. In addition, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Because the Company is also a programming supplier, third-party signal delivery problems would affect its ability to deliver its programming to its customers. The Company has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of completing its determination of their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. The Company continues to monitor these situations. Moreover, Time Warner is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony, water and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. Time Warner is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant, are developing satisfactory contingency plans or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Company is uncertain about the anticipated Year 2000 readiness of a significant third party, the Company is investigating available alternatives, if any.

         The Company, including the Entertainment Group, currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $125 to $175 million, of which an estimated 70% to 80% has been incurred through June 30, 1999. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. The Company anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

         Management believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, the Company has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control. In the event that the Company experiences unanticipated failures of the systems within its control, management believes that the Company could experience significant difficulty in producing and delivering its products and services and conducting its business in the Year 2000 as it has in the past. More importantly, disruptions experienced by third parties with which the Company does business as well as by the economy generally could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company continues to focus its efforts on remediation of its Year 2000 exposures. Simultaneously, it is examining its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year-2000 related problems. It is also developing and refining specific transition schedules and contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems outside the scope of these standard strategies. The Company intends to examine its status periodically to determine the necessity of implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

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

o For Time Warner's music business, its ability to continue to attract and select desirable talent at manageable costs; the timely completion of albums by major artists; the popular demand for particular artists and albums; its ability to continue to enforce and capitalize on its intellectual property rights in digital environments; and the overall strength of global music sales.

o For Time Warner's print media and publishing businesses, increases in paper and distribution costs; the introduction and increased popularity of alternative technologies for the provision of news and information, such as the Internet; and fluctuations in advertiser and consumer spending.

o For Time Warner's digital media businesses, their ability to develop products and services that are attractive, accessible and commercially viable in terms of content, technology and cost, their ability to manage costs and generate revenues, aggressive competition from existing and developing technologies and products, the resolution of issues concerning commercial activities via the Internet, including security, reliability, cost, ease of use and access, and the possibility of increased government regulation of new media services.

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

                                TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                        June 30,     December 31,
                                                                                          1999         1998
                                                                                        --------     --------
                                                                                           (millions, except
                                                                                           per share amounts)
ASSETS
Current assets
Cash and equivalents..................................................................  $   304      $   442
Receivables, less allowances of $875 million and $1.007 billion.......................    2,397        2,885
Inventories...........................................................................      923          946
Prepaid expenses......................................................................    1,279        1,176
                                                                                         ------       ------

Total current assets..................................................................    4,903        5,449

Noncurrent inventories................................................................    1,838        1,900
Investments in and amounts due to and from Entertainment Group........................    6,252        4,980
Other investments.....................................................................      924          794
Property, plant and equipment.........................................................    2,027        1,991
Music catalogues, contracts and copyrights............................................      824          876
Cable television and sports franchises................................................    2,662        2,868
Goodwill..............................................................................   11,647       11,919
Other assets..........................................................................      816          863
                                                                                         ------       ------

Total assets..........................................................................  $31,893      $31,640
                                                                                        =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable......................................................................  $   823       $  996
Participations, royalties and programming costs payable...............................    1,172        1,199
Debt due within one year..............................................................       20           19
Other current liabilities.............................................................    2,121        2,404
                                                                                         ------       ------

Total current liabilities.............................................................    4,136        4,618

Long-term debt .......................................................................   10,765       10,925
Borrowings against future stock option proceeds.......................................    1,219          895
Deferred income taxes.................................................................    3,704        3,491
Unearned portion of paid subscriptions................................................      755          741
Other liabilities.....................................................................    1,647        1,543
Company-obligated mandatorily redeemable preferred securities of a subsidiary
   holding solely subordinated debentures of a subsidiary of the Company..............      575          575

Shareholders' equity
Preferred stock, $.10 par value, 19.4 and 22.6 million shares outstanding,
   $1.940 and $2.260 billion liquidation preference...................................        2            2
Series LMCN-V common stock, $.01 par value, 114.1 million shares outstanding..........        1            1
Common stock, $.01 par value, 1.133 and 1.118 billion shares outstanding..............       11           11
Paid-in capital.......................................................................   13,289       13,134
Accumulated deficit...................................................................   (4,211)      (4,296)
                                                                                        -------      -------

Total shareholders' equity............................................................    9,092        8,852
                                                                                        -------       ------

Total liabilities and shareholders' equity............................................  $31,893      $31,640
                                                                                        =======      =======


See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                        Three Months Ended      Six Months Ended
                                                                              June 30,                June 30,
                                                                      --------------------      ------------------
                                                                       1999        1998         1999        1998
                                                                      ------      ------       ------      ------
                                                                           (millions, except per share amounts)

Revenues (a).......................................................   $3,574       $3,672      $6,840      $6,809
                                                                      ------       ------      ------      ------

Cost of revenues (a)(b)............................................    1,899        2,077       3,685       3,964
Selling, general and administrative (a)(b).........................    1,180        1,211       2,365       2,291
                                                                      ------       ------      ------      ------

Operating expenses.................................................    3,079        3,288       6,050       6,255
                                                                      ------       ------      ------      ------

Business segment operating income..................................      495          384         790         554
Equity in pretax income of Entertainment Group (a).................      793          166       1,135         273
Interest and other, net (a)(c).....................................     (202)        (283)       (513)       (566)
Corporate expenses (a).............................................      (22)         (19)        (44)        (38)
                                                                      ------       ------      ------       -----

Income before income taxes.........................................    1,064          248       1,368         223
Income tax provision...............................................     (471)        (147)       (637)       (184)
                                                                      ------        -----       -----        ----

Net income.........................................................      593          101         731          39
Preferred dividend requirements....................................      (18)         (78)        (36)       (160)
                                                                      ------         -----     ------        ----

Net income (loss) applicable to common shares......................    $ 575         $ 23       $ 695       $(121)
                                                                       =====         ====       =====       =====

Net income (loss) per common share:
   Basic...........................................................   $ 0.46       $ 0.02      $ 0.56      $(0.10)
                                                                      ======       ======      ======      ======
   Diluted.........................................................   $ 0.43       $ 0.02      $ 0.54      $(0.10)
                                                                      ======       ======      ======      ======

Average common shares
   Basic...........................................................  1,249.3      1,192.6     1,246.2     1,174.6
                                                                     =======      =======     =======     =======
   Diluted.........................................................  1,403.7      1,192.6     1,401.6     1,174.6
                                                                     =======      =======     =======     =======


--------------
(a)Includes the following income (expenses) resulting from transactions with the
   Entertainment  Group and other related companies for the three and six months ended June 30, 1999,  respectively,  and for the corresponding periods in the prior year:  revenues-$105 million and $239 million in 1999, $102 million and
   $214 million in 1998; cost of  revenues-$(104)  million and $(190) million in
   1999,  $(70)  million  and  $(137)  million  in 1998;  selling,  general  and administrative-$(17)  million and $(26)  million in 1999,  $(11)  million and
   $(20)  million in 1998;  equity in pretax income of  Entertainment  Group-$34 million and $18  million in 1999,  $(15)  million and $(20)  million in 1998;
   interest and other, net-$(10) million and $(20) million in 1999, $(3) million and $(6)  million in 1998;  and  corporate  expenses-$(18)  million and $(36)
   million in each of 1999 and 1998.

(b)Includes depreciation and amortization expense of:                   $283         $293        $560        $589
                                                                        ====         ====        ====        ====

(c)Includes an approximate $115 million pretax gain recognized in the second quarter of 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc.


See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                        Six Months
                                                                                      Ended June 30,
                                                                                      --------------
                                                                                    1999        1998
                                                                                    ----        ----
                                                                                       (millions)
OPERATIONS
Net income......................................................................     $731       $  39
Adjustments for noncash and nonoperating items:
Depreciation and amortization...................................................      560         589
Noncash interest expense........................................................        2          29
Excess (deficiency) of distributions over equity in pretax income of
   Entertainment Group..........................................................     (855)         25
Changes in operating assets and liabilities.....................................      157         207
                                                                                     ----       -----

Cash provided by operations.....................................................      595         889
                                                                                     ----       -----

INVESTING ACTIVITIES
Investments and acquisitions....................................................     (101)        (74)
Capital expenditures............................................................     (314)       (228)
Investment proceeds.............................................................      113         395
                                                                                     ----       -----

Cash provided (used) by investing activities....................................     (302)         93
                                                                                    ------      -----

FINANCING ACTIVITIES
Borrowings......................................................................      341       1,603
Debt repayments.................................................................     (308)     (1,377)
Borrowings against future stock option proceeds.................................      324         525
Repayments of borrowings against future stock option proceeds...................        -        (533)
Repurchases of Time Warner common stock.........................................     (926)     (1,661)
Dividends paid..................................................................     (149)       (265)
Proceeds received from stock option and dividend reinvestment plans.............      287         460
Other, principally financing costs..............................................        -         (35)
                                                                                    -----      ------

Cash used by financing activities...............................................     (431)     (1,283)
                                                                                    -----      ------

DECREASE IN CASH AND EQUIVALENTS................................................     (138)       (301)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.....................................      442         645
                                                                                     ----        ----

CASH AND EQUIVALENTS AT END OF PERIOD...........................................     $304        $344
                                                                                     ====        ====



See accompanying notes.

                                TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                                    Six Months
                                                                                  Ended June 30,
                                                                                  --------------
                                                                                1999         1998
                                                                                ----         ----
                                                                                    (millions)

BALANCE AT BEGINNING OF PERIOD..............................................   $8,852      $9,356

Net income..................................................................      731          39
Other comprehensive income (loss)...........................................      (10)        (22)
                                                                               ------       -----
Comprehensive income(a).....................................................      721          17

Common stock dividends......................................................     (113)       (106)
Preferred stock dividends...................................................      (36)       (160)
Repurchases of Time Warner common stock.....................................     (926)     (1,661)
Issuance of common stock in connection with the conversion of the
   zero-coupon convertible notes due 2013...................................        -       1,150
Other, principally shares issued pursuant to stock option, dividend
   reinvestment and benefit plans...........................................      594         724
                                                                                -----       -----


BALANCE AT END OF PERIOD....................................................   $9,092      $9,320
                                                                               ======      ======

---------------
(a)Comprehensive  income for the three  months  ended June 30, 1999 and 1998 was
$580 million and $103 million, respectively.



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

          A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and
Residual Capital  of  TWE  are  held  by a  subsidiary of MediaOne  Group,  Inc.
("MediaOne").   Time  Warner  has  not  consolidated  TWE and  certain  related companies (the "Entertainment Group") for financial reporting purposes because of certain limited partnership approval rights held by MediaOne related to TWE's cable television business.

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

         The operating results of Time Warner's various business interests are presented herein as an indication of financial performance (Note 7). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business interests, including the unconsolidated business interests of the Entertainment Group, amounted to $311 million and

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

$327   million  for  the  three  months  ended  June  30,  1999  and  1998, respectively, and $617 million and $656 million in the six months ended June 30, 1999 and 1998, respectively.

Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in its Annual Report on Form 10-K for the year ended December 31, 1998, as amended on June 28, 1999 (the "1998 Form 10-K"). Certain reclassifications have been made to the prior year's financial statements to conform to the 1999 presentation.

         Per common share and average common share amounts for all prior periods have been restated to give effect to a two-for-one common stock split that occurred on December 15, 1998.

2.   ENTERTAINMENT GROUP

     Time Warner's investment in and amounts due to and from the Entertainment Group at June 30, 1999 and December 31, 1998 consists of the following:

                                                                                  June 30,   December 31,
                                                                                    1999         1998
                                                                                  ------       --------
                                                                                       (millions)
Investment in TWE...............................................................   $4,497      $3,850
Stock option related distributions due from TWE.................................    1,347       1,130
Credit agreement debt due to TWE................................................     (400)       (400)
Other net amounts due to TWE, principally related to home video distribution....     (104)       (395)
                                                                                    -----       -----
Investment in and amounts due to and from TWE...................................    5,340       4,185
Investment in TWE-A/N and other Entertainment Group companies...................      912         795
                                                                                    -----       -----

Total...........................................................................   $6,252      $4,980
                                                                                   ======      ======

Partnership Structure and Allocation of Income

         TWE is a Delaware limited partnership that was capitalized on June 30, 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by subsidiaries of Time Warner. Time Warner, through its wholly owned subsidiaries, collectively owns general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital, and 100% of the Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are owned by MediaOne. Certain Time Warner subsidiaries are the general partners of TWE (the "Time Warner General Partners").

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $1.079

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

billion and $263 million for the six months ended June 30, 1999 and 1998, respectively, no portion of which was allocated to the limited partnership interests.

Summarized Financial Information of the Entertainment Group

         Set forth below is summarized financial information of the Entertainment Group. This information reflects (i) the transfer of Time Warner Cable's direct broadcast satellite operations to Primestar, Inc. ("Primestar"), a separate holding company, effective as of April 1, 1998, (ii) the formation of the Road Runner joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses, effective as of June 30, 1998,
(iii) the reorganization of Time Warner Cable's business telephony operations into a separate entity now named Time Warner Telecom Inc. ("Time Warner Telecom"), effective as of July 1, 1998 and (iv) the formation of a joint venture in Texas that owns cable television systems serving approximately 1.1 million subscribers, effective as of December 31, 1998 (collectively, the "1998 Cable Transactions"). These transactions are described more fully in Time Warner's 1998 Form 10-K.


                                                      Three Months             Six Months
                                                      Ended June 30,          Ended June 30,
                                                      --------------          ---------------
                                                    1999        1998         1999        1998
                                                    ----        ----         ----        ----
                                                                    (millions)
Operating Statement Information
Revenues......................................   $3,060       $2,853       $5,994      $5,765
Depreciation and amortization.................     (334)        (356)        (642)       (727)
Business segment operating income(1)(2).......    1,212          456        1,863         825
Interest and other, net.......................     (167)        (183)        (392)       (347)
Minority interest.............................     (233)         (82)        (301)       (146)
Income before income taxes ...................      794          173        1,134         296
Net income....................................      767          156        1,079         264

------------------
(1) Includes net pretax gains relating to the sale or exchange of certain cable television systems and investments of $760 million in the second quarter of 1999 and $70 million in the second quarter of 1998. Similarly, six-month results include net pretax gains of $760 million in 1999 and $84 million in 1998.
(2) Includes a net pretax gain of approximately $215 million recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.

                                                              Six Months
                                                            Ended June 30,
                                                            ---------------
                                                          1999          1998
                                                        --------     ---------
                                                              (millions)
Cash Flow Information
Cash provided by operations..........................   $1,519       $ 586
Capital expenditures.................................     (649)       (734)
Investments and acquisitions.........................     (223)       (265)
Investment proceeds..................................      210         506
Borrowings...........................................    1,310         503
Debt repayments......................................   (1,539)       (492)
Redemption of preferred stock of subsidiary..........     (217)          -
Capital distributions................................     (280)       (298)
Other financing activities, net......................     (101)        (56)
Increase (decrease) in cash and equivalents..........       30        (250)

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                       June 30,   December 31,
                                                         1999        1998
                                                        ------      ------
                                                             (millions)
Balance Sheet Information
Cash and equivalents................................  $   117    $     87
Total current assets................................    4,223       4,187
Total assets........................................   22,889      22,241
Total current liabilities...........................    4,745       4,940
Long-term debt......................................    6,535       6,578
Minority interests..................................    1,744       1,522
Preferred stock of subsidiary.......................        -         217
Time Warner General Partners' Senior Capital........      627         603
Partners' capital ..................................    5,711       5,210

Capital Distributions

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. At June 30, 1999 and December 31, 1998, the Time Warner General Partners had recorded $1.347 billion and $1.130 billion, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $72.63 and $62.06, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During the six months ended June 30, 1999, the Time Warner General Partners received distributions from TWE in the amount of $280 million, consisting of $138 million of tax-related distributions and $142 million of stock option related distributions. During the six months ended June 30, 1998, the Time Warner General Partners received distributions from TWE in the amount of $298 million, consisting of $138 million of tax-related distributions and $160 million of stock option related distributions.

         In July 1999, TWE paid a $627 million distribution to the Time Warner General Partners to redeem the remaining portion of their senior priority capital interests, including a priority capital return of $173 million. Time Warner used a portion of the proceeds received from this distribution to repay all $400 million of outstanding borrowings under its credit agreement with TWE.

Gain on Termination of MGM Video Distribution Agreement

     In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ("MGM") terminated a long-term distribution agreement under which Warner Bros. had exclusive  worldwide  distribution  rights  for  MGM/United  Artists  home video product.  In  connection  with the  early  termination  and  settlement  of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately $215 million ($0.10 per basic common share), which has been included in Time Warner's equity in the pretax income of the Entertainment Group in the accompanying consolidated statement of operations.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Gain on Sale or Exchange of Cable Television Systems and Investments

         In 1999 and 1998, largely in an effort to enhance their geographic clustering of cable television properties, Time Warner and TWE sold or exchanged various cable television systems and investments. The 1999 transactions included a large exchange of cable television systems serving approximately 575,000 subscribers for other cable television systems of comparable size owned by TCI Communications, Inc., a subsidiary of AT&T Corp. As a result of these transactions, the operating results of Time Warner's and TWE's Cable division include net pretax gains for the second quarter of $771 million in 1999 and $70 million in 1998. Net pretax gains for the first half of the year amounted to $771 million in 1999 and $84 million in 1998. Of such amounts, $11 million of net pretax gains recognized in the second quarter of 1999 relate to Time Warner's wholly owned Cable division.

Primestar

         TWE owns an approximate 24% equity interest in Primestar. In January 1999, Primestar, an indirect wholly owned subsidiary of Primestar and the stockholders of Primestar entered into an agreement to sell Primestar's medium-power direct broadcast satellite business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. In addition, a second agreement was entered into with DirecTV, pursuant to which DirecTV agreed to purchase Primestar's rights with respect to the use or acquisition of certain high-power satellites from a wholly owned subsidiary of one of the stockholders of Primestar. In April 1999, Primestar closed on the sale of its medium-power direct broadcast satellite business to DirecTV. Then, in June 1999, Primestar completed the sale of its high-power satellite rights to DirecTV.

         As a result of those transactions, Primestar began to substantially wind down its operations during the first quarter of 1999. TWE recognized its share of Primestar's 1999 losses under the equity method of accounting. Such losses are included in interest and other, net, in TWE's consolidated statement of operations. Future wind-down losses are not expected to be material to Time Warner's or TWE's operating results.

3.   GAIN ON TIME WARNER TELECOM'S INITIAL PUBLIC OFFERING

         In May 1999, Time Warner Telecom, a competitive local exchange carrier that provides telephony services to businesses, completed an initial public offering of 20% of its common stock (the "Time Warner Telecom IPO"). Time Warner Telecom raised net proceeds of approximately $270 million, of which $180 million was paid to Time Warner and TWE in satisfaction of certain obligations. In turn, Time Warner and TWE used those proceeds principally to reduce bank debt. In connection with the Time Warner Telecom IPO and certain related transactions, Time Warner's ownership interest in Time Warner Telecom was diluted from 61.98% to 48.21%. As a result, Time Warner recognized a pretax gain of approximately $115 million ($.05 per basic common share after taxes). This gain has been included in interest and other, net, in Time Warner's 1999 consolidated statement of operations.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

4.   INVENTORIES

         Inventories consist of:

                                                     June 30, 1999           December 31, 1998
                                                     -------------           -----------------
                                                   Current   Noncurrent     Current   Noncurrent
                                                   -------   ----------     -------   ----------
                                                                   (millions)
Film costs:
   Released, less amortization.................     $ 74       $  226        $ 51      $  308
   Completed and not released..................       28            5          20           -
   In process and other........................        -          246           2         240
   Library, less amortization..................        -          979           -       1,007
Programming costs, less amortization...........      403          382         457         345
Magazines, books and recorded music............      418            -         416           -
                                                    ----      -------        ----      ------

Total  ........................................     $923       $1,838        $946      $1,900
                                                    ====       ======        ====      ======

5.   MANDATORILY REDEEMABLE PREFERRED SECURITIES

         In December 1995, Time Warner Companies, Inc. ("TW Companies"), a wholly owned subsidiary of Time Warner, issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ("Preferred Trust Securities") for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that is the obligor on the Preferred Trust Securities are $592 million principal amount of 8-7/8% subordinated debentures of TW Companies due December 31, 2025. Cumulative cash distributions are payable on the Preferred Trust Securities at an annual rate of 8-7/8%. The Preferred Trust Securities are mandatorily redeemable for cash on December 31, 2025, and TW Companies has the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances. If TW Companies elects to redeem these securities, the redemption amount would be in each case at an amount per Preferred Trust Security equal to $25 per security, plus accrued and unpaid distributions thereon.

         Time Warner has certain obligations relating to the Preferred Trust Securities which amount to a full and unconditional guaranty (on a subordinated basis) of its subsidiary's obligations with respect thereto.

6.   SHAREHOLDERS' EQUITY

Preferred Stock Conversion

         In July 1999, Time Warner issued approximately 46 million shares of common stock in connection with the conversion of all outstanding 11 million shares of its Series D convertible preferred stock. Because holders of Series D preferred stock were entitled to cash dividends at a preferential rate through July 1999, Time Warner's historical cash dividend requirements will be reduced, going forward, by approximately $30 million on an annualized basis.

Series LMCN-V Stock Split

         In May 1999, Time Warner amended the terms of its Series LMCN-V common stock, which effectively resulted in a two-for-one stock split and the issuance of approximately 57 million shares of Series LMCN-V common

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


stock. As a result, each share of Series LMCN-V common stock now is equivalent effectively to one share of common stock instead of two. Because the equivalent number of shares of common stock did not change, the split did not have any effect on Time Warner's consolidated financial statements. Shares of Series LMCN-V common stock continue to have limited voting rights.

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

         During the first six months of 1999, Time Warner acquired 13.7 million shares of its common stock at an aggregate cost of $926 million. These repurchases increased the cumulative shares purchased under this and its previous common stock repurchase program begun in 1996 to approximately 108.8 million shares at an aggregate cost of $3.97 billion.

Net Income (Loss) Per Common Share

         Set forth  below is a  reconciliation  of basic and  diluted net income
(loss) per common share for each period.


                                                                      Three Months            Six Months
                                                                     Ended June 30,         Ended June 30,
                                                                     --------------         --------------
                                                                   1999       1998(1)      1999       1998(1)
                                                                   ----       ------       ----       ------
                                                                      (millions, except per share amounts)

Net income (loss) applicable to common shares - basic..........   $ 575        $ 23       $ 695       $ (121)
Interest savings, net of tax(2)................................      10           -          19            -
Preferred dividends............................................      18           -          36            -
                                                                  -----       -----       -----      -------
Net income (loss) applicable to common shares - diluted........   $ 603        $ 23       $ 750       $ (121)
                                                                  =====        ====       =====      =======

Average number of common shares outstanding - basic............ 1,249.3     1,192.6     1,246.2      1,174.6
Dilutive effect of stock options...............................    73.3           -        74.0            -
Dilutive effect of convertible preferred shares................    81.1           -        81.4            -
                                                               --------     -------    --------      -------
Average number of common shares outstanding - diluted.......... 1,403.7     1,192.6     1,401.6      1,174.6
                                                                =======     =======     =======      =======

Net income (loss) per common share:
     Basic.....................................................  $ 0.46      $ 0.02      $ 0.56      $ (0.10)
                                                                 ======      ======      ======      =======
     Diluted...................................................  $ 0.43      $ 0.02      $ 0.54      $ (0.10)
                                                                 ======      ======      ======      =======

---------------
(1) 1998 basic and diluted net income (loss) per common share are the same because the effect of Time Warner's stock options and convertible preferred stock was antidilutive.
(2) Reflects the required use of a portion of the proceeds from the future exercise of employee stock options to repay all outstanding borrowings under Time Warner's stock option proceeds credit facility.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


7.   SEGMENT INFORMATION

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


                                                  Three Months              Six Months
                                                 Ended June 30,           Ended June 30,
                                                 --------------           --------------
                                               1999        1998         1999        1998
                                               ----        ----         ----        ----
                                                             (millions)
Revenues
Time Warner:

Publishing...............................   $1,153       $1,136      $2,127      $2,084
Music....................................      828          905       1,764       1,793
Cable Networks-TBS.......................    1,065          906       1,903       1,634
Filmed Entertainment-TBS.................      337          504         654         876
Cable....................................      216          242         438         490
Intersegment elimination.................      (25)         (21)        (46)        (68)
                                            ------         ----      ------       -----

Total....................................   $3,574       $3,672      $6,840      $6,809
                                            ======       ======      ======      ======

Entertainment Group:
Filmed Entertainment-Warner Bros.........   $1,446       $1,330      $2,826      $2,642
Broadcasting-The WB Network..............       83           61         162         106
Cable Networks-HBO.......................      546          509       1,072       1,021
Cable....................................    1,114        1,084       2,188       2,237
Intersegment elimination.................     (129)        (131)       (254)       (241)
                                             -----       ------       -----      ------

Total....................................   $3,060       $2,853      $5,994      $5,765
                                            ======       ======      ======      ======

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)



                                                   Three Months              Six Months
                                                  Ended June 30,            Ended June 30,
                                                  --------------            --------------
                                                 1999        1998          1999       1998
                                                 ----        ----          ----       ----
                                                                  (millions)
EBITA(1)
Time Warner:
Publishing..................................   $  196       $  176       $  290      $  261
Music.......................................      101           96          203         189
Cable Networks-TBS..........................      235          198          419         351
Filmed Entertainment-TBS....................       71           38          100          23
Cable(2)....................................       81           74          147         148
Intersegment elimination....................        2           (1)          12         (20)
                                                -----        -----        -----       -----
Total.......................................    $ 686       $  581       $1,171      $  952
                                                =====       ======       ======      ======

Entertainment Group:
Filmed Entertainment-Warner Bros.(3)........   $  132       $  122        $ 478      $  241
Broadcasting-The WB Network.................      (30)         (23)         (71)        (61)
Cable Networks-HBO..........................      131          113          256         222
Cable(2)....................................    1,099          374        1,436         681
                                               ------        -----       ------      ------
Total.......................................   $1,332       $  586       $2,099      $1,083
                                               ======       ======       ======      ======

---------------
(1)EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, Time Warner's business segment operating income for the three and six months ended June 30, 1999, respectively, and for the corresponding periods in the prior year was $495 million and $790 million in 1999, $384 million and $554 million in 1998. Similarly, business segment operating income of the Entertainment Group for the three and six months ended June 30, 1999, respectively, and for the corresponding periods in the prior year was $1.212 billion and $1.863 billion in 1999, $456 million and $825 million in 1998.
(2)Includes net pretax gains relating to the sale or exchange of certain cable television systems and investments of $771 million in the second quarter of 1999 and $70 million in the second quarter of 1998. Similarly, six-month results include net pretax gains of $771 million in 1999 and $84 million in 1998. Of such amounts, $11 million of net pretax gains recognized in the second quarter of 1999 relate to Time Warner's wholly owned Cable division.
(3)Includes a net pretax gain of approximately $215 million recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.

                                                           Three Months              Six Months
                                                          Ended June 30,           Ended June 30,
                                                          --------------           --------------
                                                        1999        1998         1999        1998
                                                        ----        ----         ----        ----
                                                                        (millions)
Depreciation of Property, Plant and Equipment
Time Warner:
Publishing........................................     $ 19         $ 19        $ 38        $ 38
Music.............................................       18           19          35          38
Cable Networks-TBS................................       26           25          50          47
Filmed Entertainment-TBS..........................        2            1           3           3
Cable.............................................       27           32          53          65
                                                        ---         ----         ---        ----
Total.............................................     $ 92         $ 96        $179        $191
                                                       ====         ====        ====        ====

Entertainment Group:
Filmed Entertainment-Warner Bros..................     $ 36         $ 38        $ 65        $ 78
Broadcasting-The WB Network.......................        1            -           1           -
Cable Networks-HBO................................        6            5          13          10
Cable.............................................      171          183         327         381
                                                       ----         ----        ----        ----
Total.............................................     $214         $226        $406        $469
                                                       ====         ====        ====        ====

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)



                                                          Three Months              Six Months
                                                          Ended June 30,         Ended June 30,
                                                          --------------         --------------
                                                        1999        1998         1999        1998
                                                        ----        ----         ----        ----
                                                                       (millions)
Amortization of Intangible Assets(1)
Time Warner:
Publishing........................................     $ 10         $  8        $ 20        $ 17
Music.............................................       70           71         137         139
Cable Networks-TBS................................       51           50         101         100
Filmed Entertainment-TBS..........................       18           20          37          40
Cable.............................................       42           48          86         102
                                                        ---          ---         ---        ----
Total.............................................     $191         $197        $381        $398
                                                       ====         ====        ====        ====

Entertainment Group:
Filmed Entertainment-Warner Bros..................     $ 31         $ 33        $ 61        $ 66
Broadcasting-The WB Network.......................        1            1           2           2
Cable Networks-HBO................................        -            -           -           -
Cable.............................................       88           96         173         190
                                                        ---         ----        ----        ----
Total.............................................     $120         $130        $236        $258
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

8.   COMMITMENTS AND CONTINGENCIES

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

9.   ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:
                                                         Six Months
                                                        Ended June 30,
                                                        --------------
                                                       1999        1998
                                                       ----        ----
                                                          (millions)
Interest expense..................................     $469        $455
Cash payments made for interest...................      446         404
Cash payments made for income taxes...............      159         122
Tax-related distributions received from TWE.......      138         138
Income tax refunds received.......................       14          43

         Noncash investing activities include the exchange of certain cable television systems in 1999 and 1998 (see Note 2). Noncash investing activities in the first six months of 1998 also included the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership, subject to approximately $1 billion of debt, in

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). For a more comprehensive description of the TWE-A/N Transfers, see Time Warner's 1998 Form 10-K.

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

                      Consolidating Statement of Operations
                    For The Three Months Ended June 30, 1999

                                                                                   Non-                     Time
                                              Time          TW                   Guarantor    Elimina-     Warner
                                             Warner      Companies      TBS    Subsidiaries     tions   Consolidated
                                             ------      ---------      ---    ------------   --------  ------------
                                                                          (millions)


Revenues ...................................  $   -       $    -      $  242       $3,333     $    (1)     $3,574
                                              -----       ------      ------       ------     -------      ------

Cost of revenues (1)........................      -            -         132        1,768          (1)      1,899
Selling, general and administrative (1).....      -            -          48        1,132           -       1,180
                                              -----       ------      ------       ------     -------      ------

Operating expenses..........................      -            -         180        2,900          (1)      3,079
                                              -----       ------      ------       ------     -------      ------

Business segment operating income...........      -            -          62          433           -         495
Equity in pretax income of consolidated
   subsidiaries.............................  1,156        1,162         158            -      (2,476)          -
Equity in pretax income of Entertainment
   Group ...................................      -            -           -          794          (1)        793
Interest and other, net.....................    (70)        (163)        (35)          94         (28)       (202)
Corporate expenses..........................    (22)         (14)         (4)         (16)         34         (22)
                                              -----       ------      ------       ------     -------      ------

Income before income taxes..................  1,064          985         181        1,305      (2,471)      1,064
Income tax provision........................   (471)        (436)        (89)        (581)      1,106        (471)
                                              -----       ------      ------       ------     -------      ------

Net income..................................  $ 593       $  549      $   92       $  724     $(1,365)     $  593
                                              =====       ======      ======       ======     =======      ======


(1) Includes depreciation and amortization
       expense of:..........................  $   -       $    -      $    3       $  280     $     -      $  283
                                              =====       ======      ======       ======     =======      ======


                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (unaudited)

                      Consolidating Statement of Operations
                    For The Three Months Ended June 30, 1998



                                                                                   Non-                     Time
                                              Time          TW                   Guarantor    Elimina-     Warner
                                             Warner      Companies      TBS    Subsidiaries     tions   Consolidated
                                             ------      ---------      ---    ------------   -------   ------------
                                                                         (millions)

Revenues ...................................  $   -       $    -      $  198       $3,474     $     -      $3,672
                                              -----       ------      ------       ------     -------      ------

Cost of revenues (1)........................      -            -         100        1,977           -       2,077
Selling, general and administrative (1).....      -            -          47        1,164           -       1,211
                                              -----       ------      ------       ------     -------      ------

Operating expenses..........................      -            -         147        3,141           -       3,288
                                              -----       ------      ------       ------     -------      ------

Business segment operating income...........      -            -          51          333           -         384
Equity in pretax income of consolidated
   subsidiaries.............................    279          397          99            -        (775)          -
Equity in pretax income of Entertainment
   Group ...................................      -            -           -          173          (7)        166
Interest and other, net.....................    (12)        (202)        (40)         (11)        (18)       (283)
Corporate expenses..........................    (19)         (13)         (4)         (15)         32         (19)
                                              -----       ------      ------       ------     -------      ------

Income before income taxes..................    248          182         106          480        (768)        248
Income tax provision........................   (147)        (117)        (60)        (261)        438        (147)
                                              -----       ------      ------       ------     -------      ------

Net income..................................  $ 101       $   65      $   46       $  219     $  (330)     $  101
                                              =====       ======      ======       ======     =======      ======


(1) Includes depreciation and amortization
       expense of:..........................  $   -       $    -      $    2       $  291     $     -      $  293
                                              =====       ======      ======       ======     =======      ======


                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (unaudited)

                      Consolidating Statement of Operations
                     For The Six Months Ended June 30, 1999

                                                                                   Non-                     Time
                                              Time          TW                   Guarantor    Elimina-     Warner
                                             Warner      Companies      TBS    Subsidiaries     tions   Consolidated
                                             ------      ---------      ---    ------------   -------   ------------
                                                                         (millions)

Revenues ...................................  $   -       $    -      $  426       $6,417     $    (3)     $6,840
                                              -----       ------      ------       ------     -------      ------

Cost of revenues (1)........................      -            -         200        3,488          (3)      3,685
Selling, general and administrative (1).....      -            -         104        2,261           -       2,365
                                              -----       ------      ------       ------     -------      ------

Operating expenses..........................      -            -         304        5,749          (3)      6,050
                                              -----       ------      ------       ------     -------      ------

Business segment operating income...........      -            -         122          668           -         790
Equity in pretax income of consolidated
   subsidiaries.............................  1,534        1,636         234            -      (3,404)          -
Equity in pretax income of Entertainment
   Group ...................................      -            -           -        1,134           1       1,135
Interest and other, net.....................   (122)        (346)        (69)          69         (45)       (513)
Corporate expenses..........................    (44)         (28)         (8)         (32)         68         (44)
                                              -----       ------      ------       ------     -------      ------

Income before income taxes..................  1,368        1,262         279        1,839      (3,380)      1,368
Income tax provision........................   (637)        (587)       (145)        (845)      1,577        (637)
                                              -----       ------      ------       ------     -------      ------

Net income..................................  $ 731       $  675      $  134       $  994     $(1,803)     $  731
                                              =====       ======      ======       ======     =======      ======


(1) Includes depreciation and amortization
       expense of:.......................... $    -       $    -      $    5       $  555     $     -      $ 560
                                             ======       ======      ======       ======     =======      ======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (unaudited)

                      Consolidating Statement of Operations
                     For The Six Months Ended June 30, 1998

                                                                                   Non-                     Time
                                              Time          TW                   Guarantor    Elimina-     Warner
                                             Warner      Companies      TBS    Subsidiaries     tions   Consolidated
                                             ------      ---------      ---    ------------   --------  ------------
                                                                          (millions)

Revenues ...................................  $   -       $    -      $  366       $6,443     $     -      $6,809
                                              -----       ------      ------       ------     -------      ------

Cost of revenues (1)........................      -            -         161        3,803           -       3,964
Selling, general and administrative (1).....      -            -          97        2,194           -       2,291
                                              -----        -----      ------       ------     -------      ------

Operating expenses..........................      -            -         258        5,997           -       6,255
                                              -----        -----      ------       ------     -------      ------

Business segment operating income...........      -            -         108          446           -         554
Equity in pretax income of consolidated
   subsidiaries.............................    283          614          78            -        (975)          -
Equity in pretax income of Entertainment
   Group ...................................      -            -           -          296         (23)        273
Interest and other, net.....................    (22)        (387)        (84)         (51)        (22)       (566)
Corporate expenses..........................    (38)         (26)         (8)         (31)         65         (38)
                                              -----       ------      ------       ------     -------      ------

Income before income taxes..................    223          201          94          660        (955)        223
Income tax provision........................   (184)        (135)        (73)        (367)        575        (184)
                                              -----        -----      ------       ------     -------      ------

Net income..................................  $  39       $   66      $   21       $  293     $  (380)     $   39
                                              =====       ======      ======       ======     =======      ======


(1) Includes depreciation and amortization
       expense of:.........................   $   -       $    -      $    4       $  585     $     -      $  589
                                              =====       ======      ======       ======     =======      ======


                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (unaudited)

                           Consolidating Balance Sheet
                                  June 30, 1999

T
                                                                                              Non-        Time
                                                Time        TW                   Guarantor    Elimina-    Warner
                                               Warner     Companies     TBS     Subsidiaries  tions    Consolidated
                                              -------     ---------     ---     ------------  -------   -----------
                                                                               (millions)
ASSETS
Current assets

Cash and equivalents..........................$     -     $     -     $     8     $   296    $      -      $  304
Receivables, net..............................     10          28          89       2,270           -       2,397
Inventories...................................      -           -         134         789           -         923
Prepaid expenses..............................     52           -           -       1,227           -       1,279
                                              -------     -------     -------     -------     -------      ------

Total current assets..........................     62          28         231       4,582           -       4,903

Noncurrent inventories........................      -           -         141       1,697           -       1,838
Investments in and amounts due to and from
   consolidated subsidiaries.................. 15,928      14,425       9,455           -     (39,808)          -
Investments in and amounts due to and
   from Entertainment Group...................      -         899           -       5,460        (107)      6,252
Other investments.............................    230          27          24       1,333        (690)        924
Property, plant and equipment.................     41           -          45       1,941           -       2,027
Music catalogues, contracts and copyrights....      -           -           -         824           -         824
Cable television and sports franchises........      -           -           -       2,662           -       2,662
Goodwill......................................      -           -           -      11,647           -      11,647
Other assets..................................     65         105          66         580           -         816
                                              -------     -------     -------     -------     -------      ------

Total assets................................. $16,326     $15,484     $ 9,962     $30,726    $(40,605)    $31,893
                                              =======     =======     =======      =======     ========    ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable..............................$    12     $    37     $     2     $   772    $      -     $   823
Participations, royalties and programming
   costs payable..............................      -           -          34       1,138           -       1,172
Debt due within one year......................      -           -           -          20           -          20
Other current liabilities.....................    248         187         145       1,584         (43)      2,121
                                              -------     -------     -------     -------     -------      ------

Total current liabilities.....................    260         224         181       3,514         (43)      4,136

Long-term debt ...............................  1,585       7,391         747       1,042           -      10,765
Debt due to affiliates........................      -           -       1,647         158      (1,805)          -
Borrowings against future stock
   option proceeds............................  1,219           -           -           -           -       1,219
Deferred income taxes.........................  3,704       3,499         285       3,784      (7,568)      3,704
Unearned portion of paid subscriptions........      -           -           -         755           -         755
Other liabilities.............................    466           -         121       1,060           -       1,647
TW Companies-obligated mandatorily
   redeemable preferred securities of
   a subsidiary holding solely
   subordinated debentures of
   TW Companies...............................      -           -           -         575           -         575

Shareholders' equity
Due from Time Warner and subsidiaries.........      -      (2,623)       (642)     (2,692)      5,957           -
Other shareholders' equity....................  9,092       6,993       7,623      22,530     (37,146)      9,092
                                               ------      ------      ------     -------     -------      ------

Total shareholders' equity....................  9,092       4,370       6,981      19,838     (31,189)      9,092
                                               ------      ------      ------     -------     -------      ------

Total liabilities and shareholders' equity....$16,326     $15,484     $ 9,962     $30,726    $(40,605)    $31,893
                                              =======     =======     =======     =======    ========     =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (unaudited)

                           Consolidating Balance Sheet
                                December 31, 1998


                                                                                              Non-         Time
                                              Time        TW                 Guarantor        Elimina-    Warner
                                              Warner     Companies    TBS    Subsidiaries     tions    Consolidated
                                              ------     ---------    ---    ------------     -------  ------------
                                                                         (millions)
ASSETS
Current assets

Cash and equivalents..........................$     -     $    66    $     25     $   351     $     -      $  442
Receivables, net..............................     10          56          78       2,750          (9)      2,885
Inventories...................................      -           -         131         815           -         946
Prepaid expenses..............................     17           5           -       1,166         (12)      1,176
                                              -------     -------     -------     -------     -------      -----

Total current assets..........................     27         127         234       5,082         (21)      5,449

Noncurrent inventories........................      -           -         156       1,744           -       1,900
Investments in and amounts due to and from
   consolidated subsidiaries.................. 15,222      13,745       9,465           -     (38,432)          -
Investments in and amounts due to and
   from Entertainment Group...................      -         919           -       4,169        (108)      4,980
Other investments.............................    211          15          24       1,194        (650)        794
Property, plant and equipment.................     55           -          44       1,892           -       1,991
Music catalogues, contracts and copyrights....      -           -           -         876           -         876
Cable television and sports franchises........      -           -           -       2,868           -       2,868
Goodwill......................................      -           -           -      11,919           -      11,919
Other assets..................................     65         116          59         631          (8)        863
                                              -------       -----      ------     -------     -------      ------

Total assets..................................$15,580     $14,922     $ 9,982     $30,375    $(39,219)    $31,640
                                              =======     =======     =======     =======     ========    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable..............................$    20     $     -     $    11     $   965     $     -      $  996
Participations, royalties and programming
   costs payable..............................      -           -          31       1,168           -       1,199
Debt due within one year......................      -           -           -          19           -          19
Other current liabilities.....................    308         229         176       1,705         (14)      2,404
                                               ------      ------      ------     -------     -------      ------

Total current liabilities.....................    328         229         218       3,857         (14)      4,618

Long-term debt ...............................  1,584       7,346         747       1,248           -      10,925
Debt due to affiliates........................      -           -       1,647         158      (1,805)          -
Borrowings against future stock
    option proceeds...........................    895           -           -           -           -         895
Deferred income taxes.........................  3,491       3,324         246       3,570      (7,140)      3,491
Unearned portion of paid subscriptions........      -           -           -         741           -         741
Other liabilities.............................    430           -         116         997           -       1,543
TW Companies-obligated mandatorily
   redeemable preferred securities of a
   subsidiary holding solely subordinated
   debentures of TW Companies.................      -           -           -         575           -         575

Shareholders' equity
Due from Time Warner and subsidiaries.........      -      (2,313)       (479)     (2,317)      5,109           -
Other shareholders' equity....................  8,852       6,336       7,487      21,546     (35,369)      8,852
                                               ------     -------      ------     -------     -------      ------

Total shareholders' equity....................  8,852       4,023       7,008      19,229     (30,260)      8,852
                                              -------     -------     -------     -------     -------      ------

Total liabilities and shareholders' equity....$15,580     $14,922     $ 9,982     $30,375    $(39,219)    $31,640
                                              =======     =======     =======     =======    ========     =======

                               TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (unaudited)


                      Consolidating Statement of Cash Flows
                     For The Six Months Ended June 30, 1999


                                                                                                   Non-                    Time
                                                             Time         TW                      Guarantor    Elimina-   Warner
                                                             Warner    Companies        TBS      Subsidiaries  tions   Consolidated
                                                             ------    ---------        ---      ------------  ------  -----------
                                                                                          (millions)
OPERATIONS
Net income.................................................  $   731     $   675      $   134      $   994      $(1,803)   $   731
Adjustments for noncash and nonoperating items:
Depreciation and amortization..............................        -           -            5          555            -        560
Noncash interest expense...................................        -           2            -            -            -          2
Excess (deficiency) of distributions over equity in
   pretax income of consolidated subsidiaries..............     (174)       (502)         147            -          529          -
Deficiency of distributions over equity in pretax
   income of Entertainment Group...........................        -           -            -         (854)          (1)      (855)
Changes in operating assets and liabilities................      (89)        (53)        (134)         452          (19)       157
                                                              ------      ------       ------        -----       ------     ------

Cash provided by operations................................      468         122          152        1,147       (1,294)       595
                                                              ------      ------       ------        -----       ------     ------

INVESTING ACTIVITIES
Investments and acquisitions...............................        -           -            -         (101)           -       (101)
Advances to parents and consolidated subsidiaries..........        -           -            -         (228)         228          -
Repayments of advances from consolidated subsidiaries......        -          71            -          232         (303)         -
Capital expenditures.......................................        -           -           (6)        (308)           -       (314)
Investment proceeds........................................        -           -            -          113            -        113
                                                              ------       -----       ------       ------       ------     ------

Cash provided (used) by investing activities...............        -          71           (6)        (292)         (75)      (302)
                                                              ------      ------       ------       ------       ------     ------

FINANCING ACTIVITIES
Borrowings.................................................        -         115            -          226            -        341
Debt repayments............................................        -         (65)           -         (243)           -       (308)
Change in due to/from parent...............................       (4)       (309)        (163)        (893)       1,369          -
Borrowings against future stock option proceeds............      324           -            -            -            -        324
Repurchases of Time Warner common stock....................     (926)          -            -            -            -       (926)
Dividends paid.............................................     (149)          -            -            -            -       (149)
Proceeds received from stock option and
   dividend reinvestment plans.............................      287           -            -            -            -        287
                                                              ------      ------       ------       ------       ------     ------

Cash used by financing activities..........................     (468)       (259)        (163)        (910)       1,369       (431)
                                                              ------      ------       ------       ------       ------     ------

DECREASE IN CASH AND EQUIVALENTS............ ..............        -         (66)         (17)         (55)           -       (138)
                                                               ------     ------       ------       ------       ------     ------

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD.....................................        -          66           25          351            -        442
                                                               ------     ------       ------       ------       ------     ------

CASH AND EQUIVALENTS AT END OF PERIOD......................  $     -     $     -      $     8      $   296      $     -    $   304
                                                             =======     =======      =======      =======      =======    =======

                               TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(Continued)
                                   (unaudited)


                      Consolidating Statement of Cash Flows
                     For The Six Months Ended June 30, 1998


                                                                                                Non-                   Time
                                                             Time       TW                    Guarantor    Elimina-   Warner
                                                             Warner   Companies    TBS       Subsidiaries  tions    Consolidated
                                                             -----    ---------    ---       -----------   -------  ------------
                                                                                     (millions)
OPERATIONS

Net income.................................................  $   39    $   66     $   21      $   293       $ (380)    $  39
Adjustments for noncash and nonoperating items:
Depreciation and amortization..............................       -         -          4          585            -       589
Noncash interest expense...................................       -        29          -            -            -        29
Excess (deficiency) of distributions over equity in
   pretax income of consolidated subsidiaries..............     838      (313)       145            -         (670)        -
Excess of distributions over equity in pretax
   income of Entertainment Group...........................       -         -          -            2           23        25
Changes in operating assets and liabilities................     160        91        (81)          81          (44)      207
                                                              -----     -----      -----       ------       ------     -----

Cash provided (used) by operations.........................   1,037      (127)        89          961       (1,071)      889
                                                              -----     -----      -----       ------       ------     -----

INVESTING ACTIVITIES
Investments and acquisitions...............................    (213)        -          -          139            -       (74)
Advances to parents and consolidated subsidiaries..........       -      (187)         -          (26)         213         -
Repayments of advances from consolidated subsidiaries......      75         -          -            -          (75)        -
Capital expenditures.......................................       -         -         (7)        (221)           -      (228)
Investment proceeds........................................       -         -          -          395            -       395
                                                              -----     -----      -----       ------        -----     -----

Cash provided (used) by investing activities...............    (138)    (187)         (7)         287          138        93
                                                               -----   -----       -----       ------        -----     -----

FINANCING ACTIVITIES
Borrowings.................................................     597       496          -          514           (4)    1,603
Debt repayments............................................       -      (500)       (75)        (877)          75    (1,377)
Change in due to/from parent...............................       -        21          -         (883)         862         -
Borrowings against future stock option proceeds............     525         -          -            -            -       525
Repayments of borrowings against future stock
   option proceeds.........................................    (533)        -          -            -            -      (533)
Repurchases of Time Warner common stock....................  (1,661)        -          -            -            -    (1,661)
Dividends paid.............................................    (265)        -          -            -            -      (265)
Proceeds received from stock option and
   dividend reinvestment plans.............................     460         -          -            -            -       460
Other, principally financing costs.........................     (22)      (13)         -            -            -       (35)
                                                             ------    ------     ------      -------       ------     -----

Cash provided (used) by financing activities...............    (899)        4        (75)      (1,246)         933    (1,283)
                                                             ------    ------     ------      -------       ------    ------

INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS.............................................       -      (310)         7            2            -      (301)
                                                             ------    ------     ------      -------       ------     -----

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD.....................................       -       372          9          264            -       645
                                                             ------    ------     -----       -------       ------     -----

CASH AND EQUIVALENTS AT END OF PERIOD......................  $    -    $   62     $  16       $   266       $    -     $344
                                                             ======    ======     ======      =======       ======     ====

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

AT&T/MediaOne Acquisition

         At the time of this filing, MediaOne Group, Inc. ("MediaOne"), a limited partner in TWE, had agreed to be acquired by AT&T Corp. ("AT&T"). On August 3, 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. As a result of the termination notice and the operation of the partnership agreement governing TWE, MediaOne's rights to participate in the management of TWE's businesses have terminated immediately and irrevocably. MediaOne has retained only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole.

          In addition, in connection with the proposed acquisition of MediaOne by AT&T, Time Warner and AT&T are engaged in discussions concerning the overall relationship of the companies following that acquisition. Among the subjects included in those discussions are the structure of TWE, the structure of AT&T/MediaOne's investment in TWE, as well as potential changes to the proposed cable telephony joint venture discussed on page F-8 of TWE's Annual Report on Form 10-K for the year ended December 31, 1998.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

         The proposed acquisition of MediaOne by AT&T is subject to customary closing conditions, including regulatory approvals. Accordingly, there is no assurance that it will occur.

Transactions Affecting Comparability of Results of Operations

         As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in each period.

         In 1999, these nonrecurring items consisted of (i) an approximate $215 million net pretax gain recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement and (ii) net pretax gains in the amount of $760 million in the second quarter of 1999 relating to the sale or exchange of various cable television systems and investments. This compares to net pretax gains in the first half of 1998 of $84 million also relating to the sale or exchange of cable television systems.

         In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of these significant nonrecurring gains. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

         In addition, the comparability of TWE's Cable division results has been affected further by certain cable-related transactions, as described more fully in Note 8 to the accompanying consolidated financial statements. While these transactions had a significant effect on the comparability of the Cable division's EBITA and operating income principally due to the deconsolidation of the related operations, they did not have a significant effect on the comparability of TWE's net income.

RESULTS OF OPERATIONS

         EBITA and operating income are as follows:


                                       Three Months Ended June 30,     Six Months Ended June 30,
                                       ---------------------------     --------------------------
                                                         Operating                      Operating
                                           EBITA           Income          EBITA         Income
                                           -----         ---------         -----        ---------
                                       1999    1998    1999    1998     1999   1998    1999    1998
                                       ----    ----    ----    ----     ----   ----    ----    ----
                                                              (millions)
Filmed Entertainment-Warner Bros.(1).  $  132   $121   $ 101   $ 88    $ 478   $ 240   $ 417   $174
Broadcasting-The WB Network..........     (30)   (23)    (31)   (24)     (71)    (61)    (73)   (63)
Cable Networks-HBO...................     131    113     131    113      256     222     256    222
Cable(2).............................   1,099    374   1,011    278    1,436     681   1,263    491
                                       ------   ----  ------   ----   ------    ----  ------   ----

Total................................  $1,332   $585  $1,212   $455   $2,099  $1,082  $1,863   $824
                                       ======   ====  ======   ====   ======  ======  ======   ====

(1) Includes a net pretax gain of approximately $215 million recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.

(2) Includes net pretax gains relating to the sale or exchange of certain cable television systems and investments of $760 million in the second quarter of 1999 and $70 million in the second quarter of 1998. Similarly, six-month results include net pretax gains of $760 million in 1999 and $84 million in 1998.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
1998

         TWE had revenues of $3.060 billion and net income of $767 million for the three months ended June 30, 1999, compared to revenues of $2.850 billion and net income of $155 million for the three months ended June 30, 1998.

          As previously described, the comparability of TWE's operating results for 1999 and 1998 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of $760 million of net pretax gains in 1999, compared to $70 million of net pretax gains in 1998.

         TWE's net income increased to $767 million in 1999, compared to $155 million in 1998. However, excluding the effect of the nonrecurring items referred to earlier, net income increased by $65 million to $165 million in 1999 from $100 million in 1998. As discussed more fully below, this improvement principally resulted from an overall increase in TWE's business segment operating income.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $27 million and $17 million for the three months ended June 30, 1999 and 1998, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

         Filmed Entertainment-Warner Bros. Revenues increased to $1.446 billion, compared to $1.327 billion in the second quarter of 1998. EBITA increased to $132 million from $121 million. Operating income increased to $101 million from $88 million. Revenues benefited from increases in worldwide theatrical and television distribution operations, offset in part by lower revenues from consumer products operations. Also contributing to the revenue increase were marginally higher revenues from worldwide home video operations, which benefited from increased sales of DVDs. EBITA and operating income benefited principally from improved results from worldwide theatrical and television distribution operations, offset in part by lower gains on the sale of assets and lower results from consumer products operations.

         Broadcasting - The WB Network. Revenues increased to $83 million, compared to $61 million in the second quarter of 1998. EBITA decreased to a loss of $30 million from a loss of $23 million. Operating losses increased to $31 million from $24 million. Revenues increased as a result of improved television ratings and the addition of a fifth night of prime-time programming in September 1998. Operating losses increased principally because the revenue gains were more than offset by the combination of higher programming costs associated with the expanded programming schedule and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

         Cable Networks-HBO. Revenues increased to $546 million, compared to $509 million in the second quarter of 1998. EBITA and operating income increased to $131 million from $113 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, increased cost savings and higher income from Comedy Central, a 50%-owned equity investee.

         Cable. Revenues increased to $1.114 billion, compared to $1.084 billion in the second quarter of 1998. EBITA increased to $1.099 billion from $374 million. Operating income increased to $1.011 billion from $278

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

million. The Cable division's 1999 operating results were affected by certain cable-related transactions that occurred in 1998 (the "1998 Cable Transactions") and by net pretax gains of $760 million in 1999 and $70 million in 1998 relating to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation or transfer of certain operations and are described more fully in Note 8 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, an increase in advertising revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

         Interest and Other, Net. Interest and other, net, decreased to an expense of $167 million in the second quarter of 1999, compared to an expense of $183 million in the second quarter of 1998. Interest expense increased to $136 million, compared to $132 million in the second quarter of 1998, principally due to higher average debt levels. Other expense, net, decreased to $31 million in the second quarter of 1999, compared to $51 million in the second quarter of 1998. The decrease principally related to lower losses from certain investments accounted for under the equity method of accounting and a gain on the sale of an investment.

         Minority Interest. Minority interest expense increased to $233 million, compared to $82 million in the second quarter of 1998. Minority interest expense increased primarily due to the allocation of a portion of the net pretax gains relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ("TWE-A/N"), a majority owned partnership of TWE, to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense for 1999 and 1998 was comparable in amount and did not have any significant effect on operating trends.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

         TWE had revenues of $5.994 billion and net income of $1.079 billion for the six months ended June 30, 1999, compared to revenues of $5.760 billion and net income of $263 million for the six months ended June 30, 1998.

          As previously described, the comparability of TWE's operating results for 1999 and 1998 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $1 billion of net pretax gains in 1999, compared to $84 million of net pretax gains in 1998.

         TWE's net income increased to $1.079 billion in 1999, compared to $263 million in 1998. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $63 million to $262 million in 1999 from $199 million in 1998. This improvement principally resulted from an overall increase in TWE's business segment operating income, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting.

          As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $55 million and $32 million for the six months ended June 30, 1999 and 1998, respectively,

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

         Filmed Entertainment-Warner Bros. Revenues increased to $2.826 billion, compared to $2.637 billion in the first six months of 1998. EBITA increased to $478 million from $240 million. Operating income increased to $417 million from $174 million. Revenues benefited from increases in worldwide theatrical and television distribution operations, offset in part by lower revenues from consumer products operations. Also contributing to the revenue increase were higher revenues from worldwide home video operations, which benefited from increased sales of DVDs. EBITA and operating income increased primarily from the inclusion of an approximate $215 million net pretax gain recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement. In addition, EBITA and operating income benefited principally from improved results from worldwide theatrical and home video operations and an increase in investment-related income, offset in part by lower results from consumer products operations.

         Broadcasting - The WB Network. Revenues increased to $162 million, compared to $106 million in the first six months of 1998. EBITA decreased to a loss of $71 million from a loss of $61 million. Operating losses increased to $73 million from $63 million. Revenues increased as a result of improved television ratings and the addition of a fifth night of prime-time programming in September 1998. Operating losses increased principally because the revenue gains were more than offset by the combination of higher programming costs associated with the expanded programming schedule, a lower allocation of losses to a minority partner in the network and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

         Cable Networks-HBO. Revenues increased to $1.072 billion, compared to $1.021 billion in the first six months of 1998. EBITA and operating income increased to $256 million from $222 million. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally as a result of the revenue gains, increased cost savings, one-time gains from the sale of certain investments and higher income from Comedy Central, a 50%-owned equity investee. These increases were offset in part by higher marketing expenses.

         Cable. Revenues decreased to $2.188 billion, compared to $2.237 billion in the first six months of 1998. EBITA increased to $1.436 billion from $681 million. Operating income increased to $1.263 billion from $491 million. The Cable division's 1999 operating results were affected by the 1998 Cable Transactions and by net pretax gains of $760 million in 1999 and $84 million in 1998 relating to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation or transfer of certain operations and are described more fully in Note 8 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

         Interest and  Other, Net.   Interest  and  other, net, increased to an
expense of $392 million in the first six months of 1999, compared to an expense of $347 million in the first six months of 1998. Interest expense was $273 million in both periods. Other expense, net, increased to $119 million in the first six months of 1999,

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)

compared to $74 million in the first six months of 1998. This increase principally related to higher losses from certain investments accounted for under the equity method of accounting, offset in part by a gain on the sale of an investment.

         Minority Interest. Minority interest expense was $301 million in the first six months of 1999, compared to $146 million in the first six months of 1998. Minority interest expense increased primarily due to the allocation of a portion of the net pretax gains relating to the sale or exchange of various cable television systems and investments owned by TWE-A/N to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense for 1999 and 1998 was comparable in amount and did not have any significant effect on operating trends.

FINANCIAL CONDITION AND LIQUIDITY
June 30, 1999

Financial Condition

        At June 30, 1999, TWE had $6.5 billion of debt, $117 million of cash and equivalents (net debt of $6.4 billion), $627 million of Time Warner General Partners' senior priority capital and $5.7 billion of partners' capital. This compares to $6.6 billion of debt, $87 million of cash and equivalents (net debt of $6.5 billion), $217 million of preferred stock of a subsidiary, $603 million of Time Warner General Partners' senior priority capital and $5.1 billion of partners' capital at December 31, 1998.

Senior Capital Distributions

         In July 1999, TWE paid a $627 million distribution to the Time Warner General Partners to redeem the remaining portion of their senior priority capital interests, including a priority capital return of $173 million. Time Warner used a portion of the proceeds received from this distribution to repay all $400 million of outstanding borrowings under its credit agreement with TWE.

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

Cash Flows

         During the first six months of 1999, TWE's cash provided by operations amounted to $1.519 billion and reflected $2.099 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $406 million of noncash depreciation expense and $21 million of proceeds from TWE's asset securitization program, less $242 million of interest payments, $49 million of income taxes, $36 million of corporate expenses, and $680 million related to an aggregate increase in working capital

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


requirements, other balance sheet accounts and noncash items. Cash provided by operations of $586 million in the first six months of 1998 reflected $1.082 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $469 million of noncash depreciation expense and $135 million of proceeds from TWE's asset securitization program, less $260 million of interest payments, $39 million of income taxes, $36 million of corporate expenses and $765 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $662 million in the first six months of 1999, compared to $493 million in the first six months of 1998. The increase principally resulted from a $296 million decrease in investment proceeds relating to the 1998 sale of TWE's remaining interest in Six Flags Entertainment Corporation. The decrease in investment proceeds was partially offset by lower capital expenditures. Capital expenditures decreased to $649 million in the first six months of 1999, compared to $734 million in the first six months of 1998.

         Cash used by financing activities was $827 million in the first six months of 1999, compared to $343 million in the first six months of 1998. The use of cash in 1999 principally resulted from the redemption of REIT Preferred Stock at an aggregate cost of $217 million, the payment of $280 million of capital distributions to Time Warner and $229 million of debt reduction. The use of cash in 1998 principally resulted from the payment of $298 million of capital distributions to Time Warner, offset in part by an $11 million increase in net borrowings.

         Management   believes  that  TWE's   operating  cash  flow,   cash  and
equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

         Time  Warner   Cable  has  been  engaged  in  a  plan  to  upgrade  the
technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $587 million in the six months ended June 30, 1999, compared to $666 million in the six months ended June 30, 1998. Cable capital spending is expected to approximate $700 million for the remainder of 1999. Capital spending by TWE's Cable division is expected to continue to be funded by cable operating cash flow.

Filmed Entertainment

         Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of TWE's Filmed Entertainment-Warner Bros. division amounted to $2.663 billion at June 30, 1999 (including amounts relating to the licensing of film product to TWE's cable television networks of $359 million and to Time Warner's cable television networks of $655 million). This compares to $2.298 billion at December 31, 1998 (including amounts relating to the licensing of film product to TWE's cable television networks of $199 million and to Time Warner's cable television networks of $570 million).

         Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product principally is dependent only

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or on an accelerated basis using TWE's $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

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

         The Company has generally completed the process of identifying, assessing and planning the remediation of potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguishing those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls. The Company and its divisions have identified approximately 600 worldwide, "mission critical" potential exposures. Of these, as of June 30, 1999, approximately 72% have been identified by the divisions as Year 2000 compliant and approximately 28% as in the remediation implementation or final testing stages. The Company currently expects that remediation with respect to well over 90% of all these identified operations will be substantially completed in all material respects by the end of the third quarter of 1999. The Company, however, could experience unexpected delays. The Company is currently planning to impose a "quiet" period at some point during the fourth quarter of 1999 during which any remaining remediation involving installation or modification of systems that interface with other systems will be minimized to permit the Company to conduct testing in a stable environment and to focus on its contingency and transition plans, as necessary.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION-(Continued)


        As stated above, however, the Company's business is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes was not Year 2000 compliant. The box manufacturers and cable industry groups together developed solutions that the Company has been installing in its headend equipment at its various geographic locations. The few remaining installations are currently scheduled during the third quarter of 1999. In addition, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Because the Company is also a programming supplier, third-party signal delivery problems would affect its ability to deliver its programming to its customers. The Company has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and is in various stages of completing its determination of their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. The Company continues to monitor these situations. Moreover, TWE is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony, water and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. TWE is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant, are developing satisfactory contingency plans or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Company is uncertain about the anticipated Year 2000 readiness of a significant third party, the Company is investigating available alternatives, if any.

         The Company currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $50 to $85 million, of which an estimated 65% to 75% has been incurred through June 30, 1999. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. The Company anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

         Management believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, the Company has not yet completed all phases of its program and is dependent on third parties whose progress is not within its control. In the event that the Company experiences unanticipated failures of the systems within its control, management believes that the Company could experience significant difficulty in producing and delivering its products and services and conducting its business in the Year 2000 as it has in the past. More importantly, disruptions experienced by third parties with which the Company does business as well as by the economy generally could materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         The Company continues to focus its efforts on remediation of its Year 2000 exposures. Simultaneously, it is examining its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year-2000 related problems. It is also developing and refining specific transition

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONA(Continued)


schedules and contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems outside the scope of these standard strategies. The Company intends to examine its status periodically to determine the necessity of implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

Caution Concerning Forward-Looking Statements

         The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as "anticipate", "estimate", "expects", "projects", "intends", "plans", "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements, whether as a result of such changes, new information, future events or otherwise.

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

o For TWE's film and television businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; increases in production costs generally; fragmentation of consumer leisure and

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONA(Continued)


     entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

o For TWE's digital media businesses, their ability to develop products and services that are attractive, accessible and commercially viable in terms of content, technology and cost, their ability to manage costs and generate revenues, aggressive competition from existing and developing technologies and products, the resolution of issues concerning commercial activities via the Internet, including security, reliability, cost, ease of use and access, and the possibility of increased government regulation of new media services.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                               June 30,    December 31,
                                                                                                1999          1998
                                                                                                ----          -----
                                                                                                     (millions)
ASSETS
Current assets
Cash and equivalents........................................................................   $  117      $    87
Receivables, including $469 and $765 million due from Time Warner,
    less allowances of $476 and $506 million................................................    2,639        2,618
Inventories.................................................................................    1,247        1,312
Prepaid expenses............................................................................      220          166
                                                                                               ------       ------

Total current assets........................................................................    4,223        4,183

Noncurrent inventories......................................................................    2,114        2,327
Loan receivable from Time Warner............................................................      400          400
Investments.................................................................................      903          886
Property, plant and equipment...............................................................    6,302        6,041
Cable television franchises.................................................................    4,527        3,773
Goodwill....................................................................................    3,795        3,854
Other assets................................................................................      625          766
                                                                                               ------       ------

Total assets................................................................................  $22,889      $22,230
                                                                                              =======      =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable............................................................................  $ 1,400      $ 1,473
Participations and programming costs payable................................................    1,494        1,515
Debt due within one year....................................................................        6            6
Other current liabilities, including $365 and $370 million due to Time Warner...............    1,845        1,942
                                                                                               ------       ------

Total current liabilities...................................................................    4,745        4,936

Long-term debt..............................................................................    6,535        6,578
Other long-term liabilities, including $1.347 and $1.130 billion due to Time Warner.........    3,527        3,267
Minority interests..........................................................................    1,744        1,522
Preferred stock of subsidiary holding solely a mortgage note of its parent..................        -          217
Time Warner General Partners' Senior Capital................................................      627          603

Partners' capital
Contributed capital.........................................................................    7,341        7,341
Undistributed partnership deficit...........................................................   (1,630)      (2,234)
                                                                                               ------       ------

Total partners' capital.....................................................................    5,711        5,107
                                                                                               ------       ------

Total liabilities and partners' capital.....................................................  $22,889      $22,230
                                                                                              =======      =======


See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                         Three Months               Six Months
                                                                         Ended June 30,            Ended June 30,
                                                                         --------------            --------------
                                                                       1999        1998         1999        1998
                                                                       ----        ----         ----        ----
                                                                                         (millions)

Revenues (a).......................................................   $3,060       $2,850      $5,994      $5,760
                                                                      ------       ------      ------      ------

Cost of revenues (a)(b)............................................   (1,985)      (1,876)     (3,904)     (3,836)
Selling, general and administrative (a)(b).........................     (623)        (589)     (1,202)     (1,184)
Gain on sale or exchange of cable systems and investments..........      760           70         760          84
Gain on early termination of video distribution agreement..........        -            -         215           -
                                                                      ------      -------      ------      ------

Business segment operating income..................................    1,212          455       1,863         824
Interest and other, net (a)........................................     (167)        (183)       (392)       (347)
Minority interest..................................................     (233)         (82)       (301)       (146)
Corporate services (a).............................................      (18)         (18)        (36)        (36)
                                                                      ------       ------      ------      ------

Income before income taxes.........................................      794          172       1,134         295
Income taxes.......................................................      (27)         (17)        (55)        (32)
                                                                      ------       ------      ------      ------

Net income.........................................................    $ 767       $  155      $1,079      $  263
                                                                       =====       ======      ======      ======

---------------
(a)  Includes the following income  (expenses)  resulting from transactions with the  partners  of TWE and  other  related  companies  for the three and six months ended June 30, 1999, respectively, and for the corresponding periods in the prior year:  revenues-$152  million and $272  million in 1999,  $118 million and $247 million in 1998; cost of revenues-$(58) million and $(136)
     million in 1999, $(55) million and $(93) million in 1998; selling,  general and  administrative-$(12)  million and $(16) million in 1999,  $(3) million and $(2)  million in 1998;  interest  and  other,  net-$8  million  and $28 million  in  1999,  $3  million  and $5  million  in  1998;  and  corporate services-$(18) million and $(36) million in each of 1999 and 1998.

(b) Includes depreciation and amortization expense of:.............     $334         $356        $642        $727
                                                                        ====         ====        ====        ====



See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                   Six Months
                                                                                 Ended June 30,
                                                                                 ---------------
                                                                                 1999        1998
                                                                                 ----        ----
                                                                                    (millions)
OPERATIONS

Net income...................................................................   $1,079        $263
Adjustments for noncash and nonoperating items:
Depreciation and amortization................................................      642         727
Changes in operating assets and liabilities..................................     (202)       (404)
                                                                                 -----        ----

Cash provided by operations..................................................    1,519         586
                                                                                ------        ----

INVESTING ACTIVITIES
Investments and acquisitions.................................................     (223)       (265)
Capital expenditures.........................................................     (649)       (734)
Investment proceeds..........................................................      210         506
                                                                                 -----        ----

Cash used by investing activities............................................     (662)       (493)
                                                                                 -----        ----

FINANCING ACTIVITIES
Borrowings...................................................................    1,310         503
Debt repayments..............................................................   (1,539)       (492)
Redemption of preferred stock of subsidiary..................................     (217)          -
Capital distributions........................................................     (280)       (298)
Other........................................................................     (101)        (56)
                                                                                 -----       -----

Cash used by financing activities............................................     (827)       (343)
                                                                                 -----        ----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS..................................       30        (250)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD..................................       87         322
                                                                                 -----        ----

CASH AND EQUIVALENTS AT END OF PERIOD........................................    $ 117        $ 72
                                                                                 =====        ====



See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (Unaudited)




                                                                               Six Months
                                                                               Ended June 30,
                                                                               ---------------
                                                                              1999        1998
                                                                              ----        ----
                                                                                (millions)

BALANCE AT BEGINNING OF PERIOD.............................................  $5,107      $6,333

Net income.................................................................   1,079         263
Other comprehensive income (loss)..........................................      47         (16)
                                                                              -----       -----
Comprehensive income(a)....................................................   1,126         247

Distributions..............................................................    (497)       (552)
Allocation of income to Time Warner General Partners' Senior Capital.......     (24)        (45)
Other......................................................................      (1)          -
                                                                              -----      ------


BALANCE AT END OF PERIOD...................................................  $5,711      $5,983
                                                                             ======      ======

---------------
(a)Comprehensive income for the three months ended June 30, 1999 and 1998 was $773 million and $153 million, respectively.


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

         The operating results of TWE's various business interests are presented herein as an indication of financial performance (Note 8). Except for start-up losses incurred in connection with The WB Network, TWE's principal business interests generate significant operating income and cash flow from operations. The cash flow from operations generated by such business interests is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's businesses amounted to $120 million and $130 million in the three months ended June 30, 1999 and 1998, respectively and $236 million and $258 million for the six months ended June 30, 1999 and 1998, respectively.

         Time Warner and certain of its wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital ("Series B
Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"). Certain of Time Warner's subsidiaries are the general partners of TWE ("Time Warner General Partners").

Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE included in its

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTSA(Continued)
                                   (Unaudited)

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

3.   GAIN ON SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS AND INVESTMENTS

         In 1999 and 1998, largely in an effort to enhance their geographic clustering of cable television properties, TWE sold or exchanged various cable television systems and investments. The 1999 transactions included a large exchange of cable television systems serving approximately 450,000 subscribers for other cable television systems of comparable size owned by TCI Communications, Inc., a subsidiary of AT&T Corp. As a result of these transactions, the operating results of TWE's Cable division include net pretax gains for the second quarter of $760 million in 1999 and $70 million in 1998. Net pretax gains for the first half of the year amounted to $760 million in 1999 and $84 million in 1998.

4.   INVESTMENT IN PRIMESTAR

         TWE owns an approximate 24% equity interest in Primestar, Inc. ("Primestar"). In January 1999, Primestar, an indirect wholly owned subsidiary of Primestar and the stockholders of Primestar entered into an agreement to sell Primestar's medium-power direct broadcast satellite business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. In addition, a second agreement was entered into with DirecTV, pursuant to which DirecTV agreed to purchase Primestar's rights with respect to the use or acquisition of certain high-power satellites from a wholly owned subsidiary of one of the stockholders of Primestar. In April 1999, Primestar closed on the sale of its medium-power direct broadcast satellite business to DirecTV. Then, in June 1999, Primestar completed the sale of its high-power satellite rights to DirecTV.

         As a result of those transactions, Primestar began to substantially wind down its operations during the first quarter of 1999. TWE recognized its share of Primestar's 1999 losses under the equity method of accounting. Such losses are included in interest and other, net, in the accompanying consolidated statement of operations. Future wind-down losses are not expected to be material to TWE's operating results.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTSA(Continued)
                                   (Unaudited)


5.       INVENTORIES

         TWE's inventories consist of:


                                                  June 30, 1999              December 31, 1998
                                                --------------------       --------------------
                                                Current    Noncurrent      Current   Noncurrent
                                                -------    ----------      -------   ----------
                                                                   (millions)
Film costs:
   Released, less amortization................   $  529       $  778      $  614      $  744
   Completed and not released.................      224           64         179          76
   In process and other.......................       54          367          23         572
   Library, less amortization.................        -          534           -         560
Programming costs, less amortization..........      361          371         426         375
Merchandise...................................       79            -          70           -
                                                  -----       ------      ------      ------
Total.........................................   $1,247       $2,114      $1,312      $2,327
                                                 ======       ======      ======      ======

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

7.       PARTNERS' CAPITAL

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

         During the six months ended June 30, 1999, TWE accrued $138 million of tax-related distributions and $359 million of stock option distributions, based on closing prices of Time Warner Inc. common stock of $72.63 at June 30, 1999 and $62.06 at December 31, 1998. During the six months ended June 30, 1998, TWE accrued $138 million of tax-related distributions and $414 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. During the six months ended June 30, 1999, TWE paid distributions to the Time Warner General Partners in the amount of $280 million, consisting of $138 million of tax-related distributions and $142 million of stock option related distributions. During the six months ended June 30, 1998, TWE paid the Time Warner General Partners distributions in the amount of $298 million, consisting of $138

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

million of tax-related distributions and $160 million of stock option related distributions.

         In July 1999, TWE borrowed $627 million under its bank credit agreement and paid a distribution to the Time Warner General Partners to redeem the remaining portion of their senior priority capital interests, including a priority capital return of $173 million. Time Warner used a portion of the proceeds received from this distribution to repay all $400 million of outstanding borrowings under its credit agreement with TWE.

8.       SEGMENT INFORMATION

         TWE classifies its business  interests  into three  fundamental  areas:
Cable  Networks,   consisting  principally  of  interests  in  cable  television programming; Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

         Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The operating results of TWE's cable segment reflect: (i) the transfer of Time Warner Cable's direct broadcast satellite operations to Primestar, a separate holding company, effective as of April 1, 1998, (ii) the formation of the Road Runner joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses, effective as of June 30, 1998, (iii) the reorganization of Time Warner Cable's business telephony operations into a separate entity now named Time Warner Telecom Inc., effective as of July 1, 1998 and (iv) the formation of a joint venture in Texas that owns cable television systems serving approximately 1.1 million subscribers, effective as of December 31, 1998 (collectively, the "1998 Cable Transactions"). These transactions are described more fully in TWE's 1998 Form 10-K.



                                                       Three Months              Six Months
                                                      Ended June 30,          Ended June 30,
                                                    ----------------         -----------------
                                                    1999        1998         1999        1998
                                                    ----        ----         ----        ----
                                                                    (millions)
Revenues
Filmed Entertainment-Warner Bros...............   $1,446       $1,327      $2,826      $2,637
Broadcasting-The WB Network....................       83           61         162         106
Cable Networks-HBO.............................      546          509       1,072       1,021
Cable..........................................    1,114        1,084       2,188       2,237
Intersegment elimination.......................     (129)        (131)       (254)       (241)
                                                   -----       ------       -----      ------

Total..........................................   $3,060       $2,850      $5,994      $5,760
                                                  ======       ======      ======      ======

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)

                                                       Three Months              Six Months
                                                      Ended June 30,          Ended June 30,
                                                    ----------------         ----------------
                                                    1999        1998         1999        1998
                                                    ----        ----         ----        ----
                                                                   (millions)
EBITA(1)
Filmed Entertainment-Warner Bros.(2)...........   $  132         $121       $ 478      $  240
Broadcasting-The WB Network....................      (30)         (23)        (71)        (61)
Cable Networks-HBO.............................      131          113         256         222
Cable(3).......................................    1,099          374       1,436         681
                                                   ------         ----      ------        ----

Total..........................................   $1,332         $585      $2,099      $1,082
                                                  ======         ====      ======      ======

---------------
(1)EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income for the three and six months ended June 30, 1999, respectively, and for the corresponding periods in the prior year was $1.212 billion and $1.863 billion in 1999 and $455 million and $824 million in 1998.

(2)Includes a net pretax gain of approximately $215 million recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.

(3)Includes net pretax gains relating to the sale or exchange of certain cable television systems of $760 million in the second quarter of 1999 and $70 million in the second quarter of 1998. Similarly, six-month results include net pretax gains of $760 million in 1999 and $84 million in 1998.

                                                     Three Months              Six Months
                                                     Ended June 30,          Ended June 30,
                                                    ----------------         ----------------
                                                    1999        1998         1999        1998
                                                    ----        ----         ----        ----
                                                                   (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros...............     $ 36         $ 38        $ 65        $ 78
Broadcasting-The WB Network....................        1            -           1           -
Cable Networks-HBO.............................        6            5          13          10
Cable..........................................      171          183         327         381
                                                    ----         ----        ----        ----

Total..........................................     $214         $226        $406        $469
                                                    ====         ====        ====        ====

                                                     Three Months              Six Months
                                                     Ended June 30,          Ended June 30,
                                                     --------------          ---------------
                                                    1999        1998         1999        1998
                                                    ----        ----         ----        ----
                                                                    (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment-Warner Bros...............     $ 31         $ 33        $ 61        $ 66
Broadcasting-The WB Network....................        1            1           2           2
Cable Networks-HBO.............................        -            -           -           -
Cable..........................................       88           96         173         190
                                                    ----         ----        ----        ----

Total..........................................     $120         $130        $236        $258
                                                    ====         ====        ====        ====

(1)Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

9.       COMMITMENTS AND CONTINGENCIES

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


10.      ADDITIONAL FINANCIAL INFORMATION

                                                      Six Months
                                                     Ended June 30,
                                                     --------------
                                                   1999        1998
                                                   ----        ----
                                                      (millions)
Interest expense..............................     $273        $273
Cash payments made for interest...............      242         260
Cash payments made for income taxes, net......       49          39
Noncash capital distributions.................      359         414

         Noncash investing activities included the exchange of certain cable television systems in 1999 and 1998 (see Note 3). Noncash investing activities in the first six months of 1998 also included the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). For a more comprehensive description of the TWE-A/N Transfers, see TWE's 1998 Form 10-K.

                           Part II. Other Information

Item 1.  Legal Proceedings.

         On July 4, 1999, the former President of Indonesia, H.M. Suharto, filed a lawsuit in an Indonesian court against Time Inc. Asia and certain individuals, alleging that the May 24, 1999 issue of the Asian edition of TIME Magazine defamed him in violation of Indonesian law. The complaint seeks a public retraction and apology, as well as $27 billion in compensatory damages for alleged harm to Suharto's reputation.

         Reference is made to the various actions filed against American Family Publishers ("AFP"), a company engaged in magazine sweepstakes solicitations which is 50%-owned by a subsidiary of Time Inc., described on page I-42 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1998. On May 28, 1999, AFP settled the claims made by the states of Florida, West Virginia, South Carolina and Indiana. Among other things, AFP has agreed to make certain changes in its sweepstakes mailings. The settlement has been approved by the court overseeing these actions.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         (a) The Annual Meeting of Stockholders of Time Warner was held on May 20, 1999 (the "1999 Annual Meeting").

         (b),  (c) The  following  matters  were voted  upon at the 1999  Annual
Meeting:

                  (i) The following were elected directors of Time Warner for terms expiring in 2000:

                                                                      Broker
                                      For           Withheld        Non-Votes
                                      ---           --------        ---------
        Merv Adelson              968,885,565       6,101,683          0
        J. Carter Bacot           969,557,822       5,429,426          0
        Stephen F. Bollenbach     969,576,601       5,410,647          0
        John C. Danforth          969,212,651       5,774,597          0
        Beverly Sills Greenough   964,297,681      10,689,567          0
        Gerald Greenwald          969,611,182       5,376,066          0
        Carla A. Hills            969,494,154       5,493,094          0
        Gerald M. Levin           969,158,519       5,828,729          0
        Reuben Mark               969,631,970       5,355,278          0
        Michael A. Miles          969,259,942       5,729,306          0
        Richard D. Parsons        969,584,922       5,402,326          0
        R. E. Turner              969,443,185       5,544,063          0
        Francis T. Vincent, Jr.   964,637,841      10,349,407          0

                  (ii) Approval of an amendment to Time Warner's Restated Certificate of Incorporation to increase the number of authorized shares:
                                                                     Broker
          Votes For       Votes Against       Abstentions           Non-Votes
          ---------       -------------       -----------           ---------
         882,935,815      87,719,723          3,141,296               49,176

                  (iii)   Approval of the Time Warner Inc. 1999 Restricted Stock
         Plan:
                                                                     Broker
          Votes For       Votes Against       Abstentions           Non-Votes
          ---------       -------------       -----------           ---------
         752,070,974      217,311,954         4,413,761               49,321

                  (iv) Approval of amendments to the Time Warner Inc. 1988 Restricted Stock Plan for Non-Employee Directors:
                                                                     Broker
          Votes For       Votes Against       Abstentions           Non-Votes
          ---------       -------------       -----------           ---------
         757,870,744      211,388,070         4,536,789               50,399

                   (v) Approval of the appointment of Ernst & Young LLP as independent auditors of Time Warner for 1999:
                                                                     Broker
          Votes For       Votes Against       Abstentions           Non-Votes
          ---------       -------------       -----------           ---------
         965,728,075      1,598,459           6,470,343               49,133

         (d)   Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.
              ---------

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

         (b) Reports on Form 8-K.
             --------------------

                  (i) Time Warner filed a Current Report on Form 8-K dated July 12, 1999 in which it reported in Item 5 that Time Warner had entered into an agreement with CDnow, Inc. and Sony Corporation of America to combine the businesses of CDnow and Columbia House.

                                TIME WARNER INC.

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TIME WARNER INC.
                                       (Registrant)



                                       By:    /s/ Joseph A. Ripp
                                             ----------------------------
                                       Name:  Joseph A. Ripp
                                       Title: Executive Vice President and
                                              Chief Financial Officer


Dated:    August 13, 1999

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

3.(i)(b) Certificate of Amendment of Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware on May 26, 1999.

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

3.(i)(f) Certificate of Amendment of the Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications,
                  Limitations or Restrictions Thereof, of Series LMC Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on May 26, 1999.

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

3.(i)(h) Certificate of Increase of the Number of Shares of Series Common Stock of the Registrant Designated as Series LMCN-V Common Stock as filed with the Secretary of State of the State of Delaware on August 13, 1997 (which is incorporated herein by reference to Exhibit 3.(i)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

3.(i)(i) Certificate of Amendment of the Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series LMCN-V Common Stock of the Registrant as filed with the Secretary of State of the State of Delaware on May 26, 1999.

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

3.(i)(m) Certificate of Correction of the Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series E Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on November 13, 1996 (which is incorporated herein by reference to Exhibit 3.(i)(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K")).

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

3.(i)(o) Certificate of Correction of the Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series F Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on November 13, 1996 (which is incorporated herein by reference to Exhibit 3.(i)(j) of the Registrant's 1996 Form 10-K).

3.(i)(p) Certificate of Elimination of the Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of Series G Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 18, 1999 (which is incorporated herein by reference to Exhibit 3.(i)(m) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K")).

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

3.(i)(r) Certificate of Elimination of the Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights and Qualifications, Limitations or Restrictions Thereof, of Series H Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 18, 1999 (which is incorporated herein by reference to Exhibit 3.i(o) to the Registrant's 1998 Form 10-K).

3.(i)(s) Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series H Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.12 to the Registrant's S-8 Registration Statement).

3.(i)(t) Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of

                  Series H Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.12 to the Registrant's S-8 Registration Statement).

3.(i)(u) Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of Series J Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.14 to the Registrant's S-8 Registration Statement).

3.(i)(v) Certificate of Elimination of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of 10 1/4% Series M Exchangeable Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 18, 1999 (which is incorporated herein by reference to Exhibit 3.(i)(s) to the Registrant's 1998 Form 10-K).

3.(i)(w) Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof, of 10 1/4% Series M Exchangeable Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.15 to the Registrant's S-8 Registration Statement).

10 Time Warner Inc. 1988 Restricted Stock Plan for Non-Employee Directors, as amended through May 20, 1999.

27                Financial Data Schedule.