Form 10-Q
period 1999-09-30
TIME WARNER INC/
filed 1999-11-15
CIK 1021387

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 1999, or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 for the transition period from            to             .
                                                    ----------    -----------

Commission file number 1-12259


                                TIME WARNER INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                 13-3527249
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes /x/      No /  /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock - $.01 par value                            1,172,397,199
  Series LMCN-V Common Stock - $.01 par value                114,123,884
---------------------------------------------            ------------------
  Description of Class                                   Shares Outstanding
                                                        as of October 31, 1999

                              TIME WARNER INC. AND
                     TIME WARNER ENTERTAINMENT COMPANY, L.P.


                               INDEX TO FORM 10-Q


                                                                      Page
                                                                --------------
                                                                Time
                                                                Warner    TWE
                                                                ------    ---

PART I.  FINANCIAL INFORMATION
     Management's discussion and analysis of results of
     operations and financial condition....................       1        38

     Consolidated balance sheet at September 30, 1999
     and December 31, 1998.................................      17        48

     Consolidated statement of operations for the three
     and nine months ended September 30, 1999 and 1998.....      18        49

     Consolidated statement of cash flows for the nine
     months ended September 30, 1999 and 1998..............      19        50

     Consolidated statement of shareholders' equity and
     partnership capital...................................      20        51

     Notes to consolidated financial statements............      21        52

     Supplementary information.............................      30


PART II.  OTHER INFORMATION................................      58

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Description of Business

         Time Warner Inc. ("Time Warner" or the "Company") is the world's largest media and entertainment company. Time Warner's principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner classifies its business interests into five fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; Music, consisting principally of interests in recorded music and music publishing; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

Investment in TWE

         A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming, are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne").

         Since 1993, Time Warner historically had not consolidated TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because MediaOne had rights that allowed it to participate in the management of TWE's businesses. However, in August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. The termination of that covenant is necessary for MediaOne to complete its proposed merger with AT&T Corp. ("AT&T"). As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole. Because of this significant reduction in MediaOne's rights, Time Warner has consolidated the Entertainment Group, which substantially consists of TWE, in its 1999 financial statements, retroactive to the beginning of 1999.

        The proposed merger of MediaOne and AT&T is subject to customary closing conditions, including regulatory approvals. Accordingly, there is no assurance that it will occur. Also, there are no assurances that AT&T and Time Warner will reach final agreement on the terms of a cable telephony joint venture, either on the terms discussed on page F-17 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1998, as amended, or any alternative terms.

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

         With a combined reach of approximately 10% of all domestic Internet users(1), the combined entity is expected to create a significant platform for Time Warner's music and video e-commerce initiatives and position the Company for incremental growth opportunities relating to online sales of music and video product and the digital distribution of music. In addition, management believes that the use of Columbia House's existing active club members and the cross-promotional opportunities to be offered by Time Warner and Sony will lower customer acquisition costs and increase the combined entity's customer base.

         As part of this transaction, Time Warner and Sony each have made certain strategic and financial commitments to the combined entity. Among the strategic commitments, which have a term of five years and are subject to certain conditions and qualifications, Time Warner and Sony will provide the combined entity with opportunities to purchase advertising and promotional support from their diverse media properties. In addition, as part of their commitment to make the combined entity their primary vehicle to pursue the packaged music e-commerce business, Time Warner and Sony will link their own music-controlled web sites in the U.S. and Canada to the combined entity's web sites. This will enable consumers to sample content from their favorite artists and genres and then immediately make a purchase. Further, Time Warner and Sony have each agreed to guarantee, for up to a three-year period, one-half of the borrowings under a new credit facility to be entered into by the combined entity upon the closing of the merger. The credit facility is expected to provide for up to $450 million of borrowings, which will be used to support the ongoing growth and capital needs of the business and to refinance approximately $300 million of existing debt and liabilities of Columbia House.

         The merger is expected to close in late 1999 or early 2000 and is subject to customary closing conditions, including regulatory approvals and approval by existing CDNOW shareholders. There can be no assurance that such approvals will be obtained.

Use of EBITA

         Time Warner evaluates operating performance based on several factors, including its primary financial measure of operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method. These business combinations, including the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of Turner Broadcasting System, Inc. ("TBS") in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995, created over $25 billion of intangible assets that generally are being amortized over a twenty to forty year period. The exclusion of noncash amortization charges is also consistent with management's belief that Time Warner's intangible assets, such as cable television and sports franchises, music catalogues and copyrights, film and television libraries and the goodwill associated with its brands, generally are increasing in value and importance to Time Warner's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of Time Warner includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

----------------------
(1)  As measured by Media Metrix, Inc. as of September 1999.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


Transactions Affecting Comparability of Results of Operations and
Financial Condition

Consolidation of the Entertainment Group

         As previously described, Time Warner's 1999 operating results and financial condition reflect the consolidation of the Entertainment Group, which substantially consists of TWE, retroactive to the beginning of 1999. Time Warner's 1998 historical operating results and financial condition have not been changed, but are no longer comparable to 1999 because the Entertainment Group was reflected on an unconsolidated basis using the equity method of accounting. Accordingly, in order to enhance comparability and make an analysis of 1999 and 1998 more meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon pro forma financial information for 1998 as if the consolidation of the Entertainment Group had occurred at the beginning of that period. Historical financial information of Time Warner for 1998 is included in the accompanying consolidated financial statements.

Other Significant Transactions and Nonrecurring Items

         As more fully described herein, the comparability of Time Warner's operating results has been affected by certain other significant transactions and nonrecurring items in each period.

         In 1999, these nonrecurring items consisted of (i) an approximate $215 million net pretax gain recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement, (ii) an approximate $115 million pretax gain recognized in the second quarter of 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc. (the "Time Warner Telecom IPO"), a competitive local exchange carrier that provides telephony services to businesses, (iii) net pretax gains in the amount of $1.248 billion recognized in the first nine months of 1999 relating to the sale or exchange of various cable television systems and investments and (iv) an extraordinary loss of $12 million recognized in the third quarter of 1999 relating to the retirement of debt. This compares to net pretax gains recognized in the first nine months of 1998 of $90 million relating to the sale or exchange of cable television systems.

         In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of these significant nonrecurring items. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of these unusual items. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

         In addition, the comparability of Time Warner's Cable division results has been affected further by certain 1998 cable-related transactions, as described more fully in Note 8 to the accompanying consolidated financial statements. While these transactions had a significant effect on the comparability of the Cable division's EBITA and operating income principally due to the deconsolidation of the related operations, they did not have a significant effect on the comparability of Time Warner's net income and per share results.

1998 Stock Split

         Per common share and average common share amounts have been restated to give effect to a two-for-one common stock split that occurred on December 15, 1998.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)

RESULTS OF OPERATIONS

         EBITA and operating income are as follows:

                                       Three Months Ended September 30,                 Nine Months Ended September 30
                                     ------------------------------------             ----------------------------------
                                           EBITA             Operating Income              EBITA               Operating Income
                                           -----             ----------------              -----               ----------------
                                       1999      1998         1999       1998         1999       1998          1999       1998
                                    Historical Pro Forma(a) Historical Pro Forma(a) Historical Pro Forma(a) Historical Pro Forma(a)
                                    ---------- ---------    ---------- ---------    ---------- ---------    ---------- ---------
                                                                               (millions)
   Cable Networks...................   $  328   $  271      $  277    $221           $1,003   $  844         $  851   $ 694
   Publishing.......................      129      112         118     102              419      373            388     346
   Music............................       76       99          11      30              279      288             77      80
   Filmed Entertainment(b)..........      228      233         177     175              806      497            655     331
   Broadcasting-The WB Network......      (24)     (17)        (25)    (17)             (95)     (78)           (98)    (80)
   Cable(c).........................      894      417         752     269            2,477    1,246          2,068     798
   Intersegment elimination.........      (23)     (33)        (23)    (33)             (10)     (76)           (10)    (76)
                                       ------    -----      ------    ----           ------   ------         ------  ------

   Total............................   $1,608   $1,082      $1,287    $747           $4,879   $3,094         $3,931  $2,093
                                       ======   ======      ======    ====           ======   ======         ======  ======

-----------------
(a) Time Warner's 1999 operating results reflect the consolidation of the Entertainment Group, which substantially consists of TWE, retroactive to the beginning of the year. Pro forma operating results for 1998, reflecting only the consolidation of the Entertainment Group and not adjusting for the effects of other transactions and nonrecurring items discussed separately herein, are presented in order to enhance comparability. Time Warner's historical EBITA and operating income for 1998, which exclude the unconsolidated operating results of the Entertainment Group, were $516 million and $315 million, respectively, for the third quarter and $1.468 billion and $869 million, respectively, for the first nine months of the year.
(b) Includes a net pretax gain of approximately $215 million recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.
(c) Includes net pretax gains related to the sale or exchange of certain cable television systems and investments of $477 million in the third quarter of 1999 and $6 million in 1998. Similarly, nine-month results include net pretax gains of $1.248 billion in 1999 and $90 million in 1998.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Consolidated Results

         Time Warner had revenues of $6.723 billion, income of $381 million before an extraordinary loss on the retirement of debt and net income of $369 million for the three months ended September 30, 1999, compared to revenues on a pro forma basis of $6.593 billion and net income of $39 million for the three months ended September 30, 1998. After preferred dividend requirements, Time Warner had basic income per common share before the extraordinary item of $.29 in 1999, and $.28 after, compared to a net loss of $.03 per common share in 1998. On a diluted basis, income per common share before the extraordinary item was $.28 in 1999, and $.27 after, compared to a net loss of $.03 per common share in 1998.

         As previously described, in addition to the consolidation of the Entertainment Group retroactive to the beginning of 1999, the comparability of Time Warner's operating results for 1999 and 1998 has been further affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $477 million of net pretax gains in 1999, compared to $6 million of net pretax gains in 1998. In addition, net income in 1999 included an extraordinary loss on the retirement of debt of $12 million. The aggregate net effect of these items in 1999 was an increase in basic net income per common share of $.20. On a diluted basis, the aggregate net effect of these items in 1999 was an increase in basic net income per common share of $.19. The 1998 gains had no significant impact on per share results.

         Time Warner's net income increased to $369 million in 1999, compared to $39 million in 1998. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $75 million to $110 million in 1999 from $35 million in 1998. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's business segment operating income and lower losses from certain investments accounted for under the equity method of accounting, offset in part by higher interest expense principally in connection with borrowings used to redeem Time Warner's Series M exchangeable preferred stock ("Series M Preferred Stock") in

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


December 1998 and higher income taxes due to the increase in Time Warner's income. Similarly, excluding the aggregate effect of these nonrecurring items, normalized basic and diluted net income per common share increased to $.08, compared to a normalized net loss of $.03 per common share in 1998. In addition to the factors discussed above, the improvement in 1999 normalized per share results reflects a $67 million reduction in preferred dividend requirements principally relating to the redemption of Series M Preferred Stock in late 1998.

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

Business Segment Results

         Cable Networks. Revenues increased to $1.450 billion in 1999, compared to $1.330 billion on a pro forma basis in 1998. EBITA increased to $328 million in 1999 from $271 million on a pro forma basis in 1998. Operating income increased to $277 million in 1999 from $221 million on a pro forma basis in 1998. Revenues grew due to increases at the Turner cable networks group and HBO. For the Turner cable networks group, revenues benefited from increases in advertising and subscription revenues, offset in part by the absence of revenues from the Goodwill Games sponsored in the summer of 1998. The increase in advertising revenues was principally due to a strong overall advertising market for most of the group's networks, including CNN, TBS Superstation, TNT and Cartoon Network. The increase in subscription revenues was principally due to an increase in subscriptions and higher rates, primarily led by revenue increases at CNN, TBS Superstation, TNT and Turner Classic Movies. For HBO, revenues benefited primarily from an increase in pay-television subscriptions.

         Likewise, EBITA and operating income were higher due to increases at the Turner cable networks group and HBO. For the Turner cable networks group, the increase in EBITA and operating income was principally due to the revenue gains and the absence of losses associated with the Goodwill Games, offset in part by higher programming costs. For HBO, the increase in EBITA and operating income was principally due to the revenue gains and increased cost savings.

         Publishing. Revenues increased to $1.110 billion in 1999, compared to $1.076 billion in 1998. EBITA increased to $129 million in 1999 from $112 million in 1998. Operating income increased to $118 million in 1999 from $102 million in 1998. Revenues in 1999 were affected negatively by the deconsolidation of a direct-marketing operation, which is now being accounted for under the equity method of accounting. Excluding this change, revenues increased primarily from significant growth in magazine advertising revenues, as well as increases in magazine circulation revenues. The increase in advertising revenues was principally due to a strong overall advertising market for most of the division's magazines, primarily led by In Style, People, Sports Illustrated, Entertainment Weekly and Teen People. The increase in circulation revenues was principally due to higher newsstand sales, led by People and Time, offset in part by lower net subscription revenues generated by American Family Enterprises ("AFE"), a 50%-owned equity investee, and other third-party agencies. EBITA and operating income increased principally as a result of the revenue gains and increased cost savings. These increases were offset in part by the absence of certain one-time gains on the sale of assets recognized in 1998 and lower results from direct-marketing activities, including Book-of-the-Month Club and AFE.

         In addition, in October 1999, AFE voluntarily filed for Chapter 11 bankruptcy protection under the U.S. Bankruptcy Code. This action is expected to allow AFE to resolve its pending private litigation relating to its sweepstakes promotions and to restructure its operations and finances. Time Warner's management expects that the outcome of the bankruptcy proceedings will not be material to Time Warner's future operating results and financial condition.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Music. Revenues decreased to $852 million in 1999, compared to $938 million in 1998. EBITA decreased to $76 million in 1999 from $99 million in 1998. Operating income decreased to $11 million in 1999 from $30 million in 1998. Revenues decreased primarily due to lower domestic and international recorded music sales. The worldwide revenue decline principally related to less popular releases in comparison to the prior year, as well as industry-wide softness in various international markets, like Brazil and Germany. EBITA and operating income decreased principally as a result of the decline in worldwide revenues and lower results from Columbia House, a 50%-owned equity investee, offset in part by increased cost savings, lower artist royalty costs and higher income from DVD manufacturing operations. Management expects that the revenue decline relating to lower worldwide sales levels will continue into the fourth quarter of 1999, which could continue to affect operating results negatively.

         Filmed Entertainment. Revenues decreased to $2.208 billion in 1999, compared to $2.272 billion on a pro forma basis in 1998. EBITA decreased to $228 million in 1999 from $233 million on a pro forma basis in 1998. Operating income increased to $177 million in 1999 from $175 million on a pro forma basis in 1998. Revenues decreased because revenue increases at Warner Bros. were more than offset by revenue declines at the Turner filmed entertainment businesses, which include New Line Cinema, Castle Rock Entertainment and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures, Inc. For Warner Bros., revenues benefited from increases in worldwide theatrical, home video and television syndication operations, offset in part by lower revenues from consumer products operations. The increase in worldwide home video revenues primarily resulted from increased sales of DVDs. For the Turner filmed entertainment businesses, revenues decreased principally as a result of the absence in 1999 of significant syndication revenues from the sale of second-cycle broadcasting rights for Seinfeld in 1998, and fewer and less popular third-quarter theatrical releases in 1999.

         EBITA was lower and operating income was relatively flat because increases at Warner Bros. were either more than or substantially offset by EBITA and operating income declines at the Turner filmed entertainment businesses. For Warner Bros., EBITA and operating income increased principally as a result of improved results from worldwide theatrical, home video and television syndication operations, offset in part by lower results from consumer products operations. For the Turner filmed entertainment businesses, EBITA and operating income decreased principally as a result of the decline in revenues, offset in part by lower participation costs payable to creative talent.

         In connection with declines in the operations of certain of Warner Bros.'s retail stores, management is in the process of evaluating several strategic alternatives for its retail operations. These alternatives include the gradual reduction and updating of Warner Bros.'s store portfolio, including the transformation of some of the traditional retail outlets to smaller, more efficient stores and an increasing emphasis on e-commerce opportunities. To the extent management takes action under some of these alternatives, a non-cash charge, principally relating to the acceleration of future depreciation expense, may be required. Management's evaluation is expected to continue through the 1999 holiday shopping season.

         Broadcasting - The WB Network. Revenues were $84 million in 1999, compared to $64 million on a pro forma basis in 1998. EBITA decreased to a loss of $24 million in 1999 from a loss of $17 million on a pro forma basis in 1998. Operating losses increased to $25 million in 1999 from $17 million on a pro forma basis in 1998. Revenues increased principally as a result of one additional night of weekly prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower television ratings for the summer repeat programming lineup. Operating losses increased principally because the revenue gains were more than offset by the combination of higher programming costs associated with the expanded programming schedule and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

         Cable. Revenues increased to $1.342 billion in 1999, compared to $1.288 billion on a pro forma basis in 1998. EBITA increased to $894 million in 1999 from $417 million on a pro forma basis in 1998. Operating income increased to $752 million in 1999 from $269 million on a pro forma basis in 1998. These operating results were affected by certain

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


cable-related transactions that occurred in 1998 (the "1998 Cable Transactions") and by net pretax gains of $477 million recognized in 1999 and $6 million in 1998 related to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation of certain operations and are described more fully in Note 8 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

         Interest and Other, Net. Interest and other, net, decreased to $490 million of expense in 1999, compared to $508 million of expense on a pro forma basis in 1998. Interest expense increased to $376 million in 1999, compared to $358 million on a pro forma basis in 1998. Interest expense increased principally because of higher interest costs incurred in connection with the $2.1 billion of borrowings used to redeem the Company's Series M Preferred Stock in December 1998, offset in part by interest savings associated with the Company's 1998 debt reduction efforts. Other expense, net, decreased to $114 million in 1999, compared to $150 million on a pro forma basis in 1998. The decrease principally related to lower losses from certain investments accounted for under the equity method of accounting.

         Minority Interest. Minority interest expense increased to $59 million in 1999, compared to $53 million on a pro forma basis in 1998. Minority interest expense increased primarily due to the allocation of a portion of the net pretax gains relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ("TWE-A/N"), a majority-owned partnership of TWE, to the minority owners of that partnership. Excluding the significant effect of the gains recognized in 1999, minority interest expense decreased slightly in 1999 principally due to a higher allocation of losses to a minority partner in The WB Network.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Consolidated Results

         Time Warner had revenues of $19.345 billion, income of $1.112 billion before an extraordinary loss on retirement of debt and net income of $1.100 billion for the nine months ended September 30, 1999, compared to revenues on a pro forma basis of $18.977 billion and net income of $78 million for the nine months ended September 30, 1998. After preferred dividend requirements, Time Warner had basic income per common share before the extraordinary item of $.85 in 1999, and $.84 after, compared to a net loss of $.13 per common share in 1998. On a diluted basis, income per common share before the extraordinary item was $.82 in 1999, and $.81 after, compared to a net loss of $.13 per common share in 1998.

         As previously described, in addition to the consolidation of the Entertainment Group retroactive to the beginning of 1999, the comparability of Time Warner's operating results for 1999 and 1998 has been further affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $1.578 billion of net pretax gains in 1999, compared to $90 million of net pretax gains in 1998. In addition, net income in 1999 included an extraordinary loss on the retirement of debt of $12 million. The aggregate net effect of these items was an increase in basic net income per common share of $.64 in 1999. On a diluted basis, the aggregate net effect of these items was an increase of $.61 per common share in 1999, compared to an increase of $.03 per common share in 1998.

         Time Warner's net income increased to $1.100 billion in 1999, compared to $78 million in 1998. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $247 million to $284 million in 1999 from $37 million in 1998. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's business segment operating income, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting, higher

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


interest expense principally in connection with borrowings used to redeem the Company's Series M Preferred Stock in December 1998 and higher income taxes due to the increase in Time Warner's income. Similarly, excluding the aggregate effect of these nonrecurring items, normalized basic and diluted net income per common share increased to $.20, compared to a normalized net loss of $.16 per common share in 1998. In addition to the factors discussed above, the improvement in 1999 normalized per share results reflects a $191 million reduction in preferred dividend requirements principally relating to the redemption of Time Warner's Series M Preferred Stock in late 1998.

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

Business Segment Results

         Cable Networks. Revenues increased to $4.425 billion in 1999, compared to $3.985 billion on a pro forma basis in 1998. EBITA increased to $1.003 billion in 1999 from $844 million on a pro forma basis in 1998. Operating income increased to $851 million in 1999 from $694 million on a pro forma basis in 1998. Revenues grew due to increases at the Turner cable networks group and HBO. For the Turner cable networks group, revenues benefited from increases in advertising and subscription revenues, offset in part by the absence of revenues from the Goodwill Games sponsored in the summer of 1998. The increase in advertising revenues was principally due to a strong overall advertising market for most of the group's networks, including CNN, TBS Superstation, TNT, Cartoon Network and Headline News. The increase in subscription revenues was principally due to an increase in subscriptions and higher rates, primarily led by revenue increases at CNN, TBS Superstation, TNT and Turner Classic Movies. For HBO, revenues benefited primarily from an increase in pay-television subscriptions.

         Likewise, EBITA and operating income were higher due to increases at the Turner cable networks group and HBO. For the Turner cable networks group, the increase in EBITA and operating income was principally due to the revenue gains and the absence of losses associated with the Goodwill Games, offset in part by higher programming costs. For HBO, the increase in EBITA and operating income was principally due to the revenue gains, increased cost savings, and higher income from Comedy Central, a 50%-owned equity investee.

         Publishing. Revenues increased to $3.237 billion in 1999, compared to $3.160 billion in 1998. EBITA increased to $419 million in 1999 from $373 million in 1998. Operating income increased to $388 million in 1999 from $346 million in 1998. Revenues in 1999 were affected negatively by the deconsolidation of a direct-marketing operation, which is now being accounted for under the equity method of accounting. Excluding this change, revenues increased primarily from significant growth in magazine advertising revenues. The increase in advertising revenues was principally due to a strong overall advertising market for most of the division's magazines, primarily led by In Style, People, Time, Teen People and Sports Illustrated. Magazine circulation revenues were flat principally because higher newsstand sales, led by Time and In Style, were offset by lower net subscription revenues generated by AFE and other third-party agencies. EBITA and operating income increased principally as a result of the revenue gains, increased cost savings and higher gains on the sale of assets. These increases were offset in part by lower results from direct-marketing activities, including Book-of-the-Month Club and AFE.

         In addition, in October 1999, AFE voluntarily filed for Chapter 11 bankruptcy protection under the U.S. Bankruptcy Code. This action is expected to allow AFE to resolve its pending private litigation relating to its sweepstakes promotions and to restructure its operations and finances. Time Warner's management expects that the outcome of the bankruptcy proceedings will not be material to Time Warner's future operating results and financial condition.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Music. Revenues decreased to $2.616 billion in 1999, compared to $2.731 billion in 1998. EBITA decreased to $279 million in 1999 from $288 million in 1998. Operating income decreased to $77 million in 1999 from $80 million in 1998. Revenues decreased primarily due to lower domestic and international recorded music sales. The worldwide revenue decline principally related to less popular releases in comparison to the prior year, as well as industry-wide softness in various international markets, like Brazil and Germany. EBITA and operating income decreased principally as a result of the decline in worldwide revenues and lower results from Columbia House, a 50%-owned equity investee, offset in part by increased cost savings, lower artist royalty costs and higher income from DVD manufacturing operations. Management expects that the revenue decline relating to lower worldwide sales levels will continue into the fourth quarter of 1999, which could continue to affect operating results negatively.

         Filmed Entertainment. Revenues decreased to $5.688 billion in 1999, compared to $5.790 billion on a pro forma basis in 1998. EBITA increased to $806 million in 1999 from $497 million on a pro forma basis in 1998. Operating income increased to $655 million in 1999 from $331 million on a pro forma basis in 1998. Revenues decreased because revenue increases at Warner Bros. were more than offset by revenue declines at the Turner filmed entertainment businesses, which include New Line Cinema, Castle Rock Entertainment and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures, Inc. For Warner Bros., revenues benefited from increases in worldwide theatrical, home video and television distribution operations, offset in part by lower revenues from consumer products operations. The increase in worldwide home video revenues primarily resulted from increased sales of DVDs. For the Turner filmed entertainment businesses, revenues decreased principally as a result of the absence in 1999 of significant syndication revenues from the sale of second-cycle broadcasting rights for Seinfeld in 1998 and fewer theatrical releases in 1999.

         EBITA and operating income were higher due to increases at Warner Bros. and the Turner filmed entertainment businesses, including an approximate $215 million net pretax gain recognized by Warner Bros. in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement. Excluding the gain, Warner Bros.'s EBITA and operating income increased principally as a result of improved results from worldwide theatrical, home video and television distribution operations, offset in part by lower results from consumer products operations. For the Turner filmed entertainment businesses, EBITA and operating income increased principally due to the absence of film write-offs relating to disappointing results for theatrical releases of Castle Rock Entertainment in 1998, offset in part by lower results from television distribution operations relating to the absence in 1999 of significant syndication sales of broadcasting rights for Seinfeld in 1998.

         In connection with declines in the operations of certain of Warner Bros.'s retail stores, management is in the process of evaluating several strategic alternatives for its retail operations. These alternatives include the gradual reduction and updating of Warner Bros.'s store portfolio, including the transformation of some of the traditional retail outlets to smaller, more efficient stores and an increasing emphasis on e-commerce opportunities. To the extent management takes action under some of these alternatives, a non-cash charge, principally relating to the acceleration of future depreciation expense, may be required. Management's evaluation is expected to continue through the 1999 holiday shopping season.

         Broadcasting - The WB Network. Revenues were $246 million in 1999, compared to $170 million on a pro forma basis in 1998. EBITA decreased to a loss of $95 million in 1999 from a loss of $78 million on a pro forma basis in 1998. Operating losses increased to $98 million in 1999 from $80 million on a pro forma basis in 1998. Revenues increased principally as a result of one additional night of weekly prime-time programming in comparison to the prior year, improved television ratings and advertising rate increases. Operating losses increased principally because the revenue gains were more than offset by the combination of higher programming costs associated with the expanded programming schedule and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Cable. Revenues decreased to $3.968 billion in 1999, compared to $4.015 billion on a pro forma basis in 1998. EBITA increased to $2.477 billion in 1999 from $1.246 billion on a pro forma basis in 1998. Operating income increased to $2.068 billion in 1999 from $798 million on a pro forma basis in 1998. These operating results were affected by the 1998 Cable Transactions and by net pretax gains of $1.248 billion recognized in 1999 and $90 million in 1998 related to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation of certain operations and are described more fully in Note 8 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

         Interest and Other, Net. Interest and other, net, decreased to $1.387 billion of expense in 1999, compared to $1.410 billion of expense on a pro forma basis in 1998. Interest expense increased to $1.116 billion in 1999, compared to $1.082 billion on a pro forma basis in 1998. Interest expense increased principally because of higher interest costs incurred in connection with the $2.1 billion of borrowings used to redeem the Company's Series M Preferred Stock in December 1998, offset in part by interest savings associated with the Company's 1998 debt reduction efforts. Other expense, net, decreased to $271 million in 1999, compared to $328 million on a pro forma basis in 1998. The decrease principally related to the recognition of an approximate $115 million pretax gain in 1999 in connection with the Time Warner Telecom IPO, offset in part by higher losses from certain investments accounted for under the equity method of accounting.

         Minority Interest. Minority interest expense increased to $358 million in 1999, compared to $200 million on a pro forma basis in 1998. Minority interest expense increased primarily due to the allocation of a portion of the net pretax gains relating to the sale or exchange of various cable television systems and investments owned by TWE-A/N to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense decreased slightly in 1999 principally due to a higher allocation of losses to a minority partner in The WB Network.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1999

Financial Condition

         At September 30, 1999, Time Warner had $17.8 billion of debt, $645 million of cash and equivalents (net debt of $17.2 billion), $1.2 billion of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of subsidiaries and $8.8 billion of shareholders' equity, compared to $17.5 billion of debt, $529 million of cash and equivalents (net debt of $17.0 billion), $895 million of borrowings against future stock option proceeds, $792 million of mandatorily redeemable preferred securities of subsidiaries and $8.9 billion of shareholders' equity on a pro forma basis at December 31, 1998.

Debt Refinancings

         In July 1999, Time Warner Companies, Inc., a wholly owned subsidiary of Time Warner, redeemed all of its $600 million principal amount of Floating Rate Reset Notes due July 29, 2009. The aggregate redemption cost of approximately $620 million was funded with borrowings under Time Warner's bank credit agreement. In connection with this redemption, an extraordinary loss of $12 million was recognized in the third quarter of 1999.

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

         During the first nine months of 1999, Time Warner acquired 24.3 million shares of its common stock at an aggregate cost of $1.636 billion. These repurchases increased the cumulative shares purchased under this and its previous common stock repurchase program begun in 1996 to approximately 119.4 million shares at an aggregate cost of $4.676 billion.

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

Cash Flows

         During the first nine months of 1999, Time Warner's cash provided by operations amounted to $2.802 billion and reflected $4.879 billion of EBITA, $905 million of noncash depreciation expense and $85 million of proceeds from Time Warner's asset securitization program, less $1.137 billion of interest payments, $261 million of income taxes, $120 million of corporate expenses and $1.549 billion related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.844 billion on a pro forma basis for the first nine months of 1998 reflected $3.094 billion of business segment EBITA, $983 million of noncash depreciation expense and $233 million of proceeds from Time Warner's asset securitization program, less $1.122 billion of interest payments, $200 million of income taxes, $112 million of corporate expenses and $1.032 billion related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $1.392 billion in the first nine months of 1999, compared to $922 million on a pro forma basis in the first nine months of 1998. This increase principally resulted from a $463 million decrease in investment proceeds largely relating to the 1998 sale of TWE's remaining interest in Six Flags Entertainment Corporation. Capital expenditures increased to $1.532 billion in the first nine months of 1999, compared to $1.440 billion on a pro forma basis in the first nine months of 1998.

         Cash used by financing activities was $1.207 billion in the first nine months of 1999, compared to $1.371 billion on a pro forma basis in the first nine months of 1998. The use of cash in 1999 principally resulted from the repurchase of approximately 24.3 million shares of Time Warner common stock at an aggregate cost of $1.636 billion, the redemption of REIT Preferred Stock at

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


an aggregate cost of $217 million and the payment of $226 million of dividends, offset in part by a $316 million increase in net borrowings, $335 million of borrowings against future stock option proceeds and $350 million of proceeds received principally from the exercise of employee stock options. During the first nine months of 1998, on a pro forma basis, excluding additional borrowings that offset the noncash reduction of $1.15 billion of debt relating to the conversion of its zero-coupon convertible notes into common stock, Time Warner reduced debt by approximately $1.1 billion. Time Warner used proceeds from the borrowings associated with the conversion of its zero-coupon convertible notes, together with most of the $599 million of proceeds received from the exercise of employee stock options and $482 million of net borrowings against future stock option proceeds, to repurchase approximately 26.4 million shares of Time Warner common stock at an aggregate cost of $1.944 billion during the first nine months of 1998. Time Warner also paid $394 million of dividends in the first nine months of 1998. The decrease in dividends paid in 1999 reflects the effect of Time Warner's redemption of its Series M Preferred Stock in December 1998 and the conversion of approximately 15 million shares of preferred stock into shares of common stock that also occurred during 1998.

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

Cable Capital Spending

         Time  Warner   Cable  has  been  engaged  in  a  plan  to  upgrade  the
technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable amounted to $1.107 billion in the nine months ended September 30, 1999, compared to $1.149 billion in the nine months ended September 30, 1998. Cable capital spending is expected to approximate $450 million for the remainder of 1999. Capital spending by Time Warner Cable is expected to continue to be funded by cable operating cash flow.

Filmed Entertainment Backlog

         Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of Time Warner's filmed entertainment companies amounted to $3.153 billion at September 30, 1999, compared to $2.934 billion on a pro forma basis at December 31, 1998 (including amounts relating to the licensing of film product to Time Warner's cable television networks of $1.144 billion at September 30, 1999 and $995 million at December 31, 1998).

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

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


Year 2000 Technology Preparedness

         Time Warner, like most large companies, depends on many different computer systems and other chip-based devices for the continuing conduct of its business. Older computer programs, computer hardware and chip-based devices may fail to recognize dates beginning on January 1, 2000 as being valid dates, and as a result may fail to operate or may operate improperly when such dates are introduced.

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

         The  Company's  Year 2000  initiative  continues to be conducted at the operational level by divisional project managers and senior technology executives overseen by senior divisional executives, with assistance internally as well as from outside professionals. The progress of each division through the different phases of remediation--inventorying, assessment, remediation planning, implementation and final testing--is actively overseen and reviewed on a regular basis by an executive oversight group that reports through the Company's Chief Financial Officer to the Audit Committee of the Board of Directors.

         The Company initially identified and assessed potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguished those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls. The Company and its divisions have identified approximately 1,000 worldwide, "mission critical" potential exposures. As of September 30, 1999, substantially all of these potential exposures have been identified by the divisions as Year 2000 compliant and of those that are not reported as compliant, substantially all were in final testing stages and expected to be substantially completed in all material respects by the middle of the fourth quarter of 1999. The Company, however, could experience unexpected delays. The Company is expecting to focus its attention during the fourth quarter of 1999 on conducting final integrated testing in a stable environment and on refinements and testing of its contingency and transition plans, as necessary.

        As stated above, however, the Company's business is heavily dependent on third parties, both domestically and internationally, and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Because the Company is also a programming supplier, third-party signal delivery problems would affect its ability to deliver its programming to its customers. In addition, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes needed to be upgraded to become Year 2000 compliant. The box manufacturers and cable industry groups together developed solutions that the Company has substantially completed installing and testing in its headend equipment at its various geographic locations. The Company has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and has made its determinations of their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. The Company continues

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


to monitor these situations. Moreover, Time Warner is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony, water and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. Time Warner is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant, are developing satisfactory contingency plans or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Company is uncertain about the anticipated Year 2000 readiness of a significant third party, the Company is investigating available alternatives, if any.

         The Company, as a whole, currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $125 to $175 million, of which an estimated 80% to 90% has been incurred through September 30, 1999. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. The Company anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

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

         As stated above, the Company is now focusing its attention on its contingency and transition plans. It has examined its existing divisional standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000-related problems. It is also developing and refining specific transition schedules and contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems outside the scope of these standard strategies. These plans are intended to provide guidance and alternatives for unanticipated failures of internal systems as well as external failures that may impede any of the Company's businesses from operating normally. The Company intends to examine its status periodically to determine the necessity of implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

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

                                TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                  September 30,      December 31,
                                                                                  ----------------
                                                                     1999         1998        1998
                                                                 Historical(a) Pro Forma(a) Historical(a)
                                                                 ----------    ---------    ----------
                                                                  (millions, except per share amounts)
ASSETS
Current assets
Cash and equivalents...........................................    $  645     $  529      $   442
Receivables, less allowances of $1.385, $1.514
   and $1.007 billion..........................................     4,190      4,640        2,885
Inventories....................................................     2,195      2,258          946
Prepaid expenses...............................................     1,570      1,342        1,176
                                                                   ------    -------       ------

Total current assets...........................................     8,600      8,769        5,449

Noncurrent inventories.........................................     3,942      4,219        1,900
Investment in and amounts due to and from
   Entertainment Group.........................................         -          -        4,980
Other investments..............................................     1,702      1,665          794
Property, plant and equipment..................................     8,489      8,037        1,991
Music catalogues, contracts and copyrights.....................       802        876          876
Cable television and sports franchises.........................     7,863      6,943        2,868
Goodwill.......................................................    15,377     15,830       11,919
Other assets...................................................     1,657      1,612          863
                                                                  -------    -------       ------

Total assets...................................................   $48,432    $47,951      $31,640
                                                                  =======    =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable...............................................   $ 1,456    $ 1,966       $  996
Participations, royalties and programming costs payable........     2,865      2,714        1,199
Debt due within one year.......................................        26         25           19
Other current liabilities......................................     4,229      4,365        2,404
                                                                  -------    -------       ------

Total current liabilities......................................     8,576      9,070        4,618

Long-term debt ................................................    17,812     17,503       10,925
Borrowings against future stock option proceeds................     1,230        895          895
Deferred income taxes..........................................     3,848      3,491        3,491
Unearned portion of paid subscriptions.........................       742        741          741
Other liabilities..............................................     3,688      3,580        1,543
Minority interests.............................................     3,175      3,027            -
Mandatorily redeemable preferred securities of
   subsidiaries holding solely notes and
   debentures of subsidiaries of the Company...................       575        792          575

Shareholders' equity
Preferred stock, $.10 par value, 8.4, 22.6 and 22.6
   million shares outstanding, $.840, $2.260 and
   $2.260 billion liquidation preference.......................         1          2            2
Series LMCN-V common stock, $.01 par value, 114.1
   million shares outstanding..................................         1          1            1
Common stock, $.01 par value, 1.172, 1.118 and
   1.118 billion shares outstanding............................        12         11           11
Paid-in capital................................................    12,880     13,134       13,134
Accumulated deficit............................................    (4,108)    (4,296)      (4,296)
                                                                  -------    -------      -------

Total shareholders' equity.....................................     8,786      8,852        8,852
                                                                  -------    -------       ------

Total liabilities and shareholders' equity.....................   $48,432    $47,951      $31,640
                                                                  =======    =======      =======

---------------
(a) The 1999 financial statements reflect the consolidation of the Entertainment Group, which substantially consists of TWE, retroactive to the beginning of 1999. Time Warner's historical financial statements for 1998 have not been changed; however, in order to enhance comparability, pro forma financial statements for 1998 reflecting the consolidation of the Entertainment Group are presented supplementally (Note 1).

See accompanying notes.

                              TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                       Nine Months Ended
                                                       September 30,                           September 30,
                                          -------------------------------------     ---------------------------------------
                                               1999       1998          1998           1999         1998          1998
                                          Historical(a) Pro Forma(a) Historical(a)  Historical(a) Pro Forma(a) Historical(a)
                                          ----------    ---------    ----------     ----------    ---------    ----------
                                                                   (millions, except per share amounts)
Revenues (b)................................ $  6,723    $ 6,593    $ 3,578          $19,345      $ 18,977      $10,387
                                             --------    -------    -------          --------     --------      -------

Cost of revenues (b)(c).....................   (4,007)    (4,064)    (2,052)         (11,404)      (11,710)      (6,016)
Selling, general and administrative
   (b)(c)                                      (1,906)    (1,788)    (1,211)          (5,473)       (5,264)      (3,502)
Gain on sale or exchange of cable
   systems and investments (b)..............      477          6          -            1,248            90            -
Gain on early termination of
   video distribution agreement.............        -          -          -              215             -            -
                                             --------    -------    -------          -------      --------      -------

Business segment operating income...........    1,287        747        315            3,931         2,093          869
Equity in pretax income of
   Entertainment Group (b)..................        -          -        164                -             -          437
Interest and other, net (b)(d)..............     (490)      (508)      (311)          (1,387)       (1,410)        (877)
Minority interest...........................      (59)       (53)         -             (358)         (200)           -
Corporate expenses (b)......................      (40)       (38)       (20)            (120)         (112)         (58)
                                             --------    -------    -------          -------      --------      -------

Income before income taxes..................      698        148        148            2,066           371          371
Income tax provision........................     (317)      (109)      (109)            (954)         (293)        (293)
                                             --------    -------    -------          -------      --------      -------

Income before extraordinary item............      381         39         39            1,112            78           78
Extraordinary loss on retirement
   of debt, net of $9 million
   income tax benefit in 1999...............      (12)         -          -              (12)            -            -
                                             --------    -------    -------          -------      --------      -------

Net income..................................      369         39         39            1,100            78           78
Preferred dividend requirements.............       (9)       (76)       (76)             (45)         (236)        (236)
                                             --------    -------    -------          -------      --------      -------

Net income (loss) applicable to
   common shares............................ $    360    $   (37)   $   (37)         $ 1,055      $   (158)     $  (158)
                                             ========    =======    =======          =======      ========      =======

Income (loss) per common share before
extraordinary item:
   Basic.................................... $    .29    $ (0.03)   $ (0.03)         $   .85      $  (0.13)     $ (0.13)
                                             ========    =======    =======          =======      ========      ========
   Diluted.................................. $    .28    $( 0.03)   $ (0.03)         $   .82      $  (0.13)     $ (0.13)
                                             ========    =======    =======          =======      ========      =======

Net income (loss) per common share:
   Basic.................................... $    .28    $ (0.03)   $ (0.03)         $   .84      $  (0.13)     $ (0.13)
                                             ========    =======    =======          =======      ========      =======
   Diluted.................................. $    .27    $ (0.03)   $ (0.03)         $   .81      $  (0.13)     $ (0.13)
                                             ========    =======    =======          =======      ========      =======

Average common shares:
   Basic....................................  1,288.9    1,202.6    1,202.6          1,260.5       1,184.0      1,184.0
                                             ========    =======    =======          =======      ========      =======
   Diluted..................................  1,397.8    1,202.6    1,202.6          1,400.4       1,184.0      1,184.0
                                             ========    =======    =======          =======      ========      =======
--------------
(a)  The 1999 financial statements reflect the consolidation of the Entertainment Group, which substantially consists
     of TWE, retroactive to the beginning of 1999. Time Warner's historical financial statements for 1998 have not been
     changed; however, in order to enhance comparability,
     pro forma financial statements for 1998 reflecting the
     consolidation of the Entertainment Group are presented
     supplementally (Note 1).


(b)  Includes the  following  income  (expenses)  resulting  from transactions with related  companies  and, for 1998
     historical purposes only, the Entertainment Group:
       Revenues..............................    $109    $   118    $   120          $   376      $    357      $   334
       Cost of revenues......................     (50)       (34)       (70)            (151)          (87)        (207)
       Selling, general and administrative...      (6)        (7)        (8)             (17)          (18)         (28)
       Gain on sale or exchange of cable
         systems and investments.............     427          -          -              427             -            -
       Equity in pretax income of
         Entertainment Group.................       -          -         72                -             -           52
       Interest and other, net...............       2          2         (2)              10             1           (8)
       Corporate expenses....................       -          -         18                -             -           54

(c)  Includes depreciation and amortization
     expense of:.............................    $641    $   658    $   295          $ 1,853      $  1,984      $   884
                                                 ====    =======    =======          =======      ========      =======

(d) Includes an approximate $115 million pretax gain recognized in the second quarter of 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc.

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                            1999         1998         1998
                                                                        Historical(a) Pro Forma(a) Historical(a)
                                                                        ------------  -----------  -------------
                                                                                      (millions)
OPERATIONS
Net income............................................................    $1,100      $   78       $  78
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt..............................        12           -           -
Depreciation and amortization.........................................     1,853       1,984         884
Noncash interest expense..............................................         3          29          29
Excess of distributions over equity in pretax income of
   Entertainment Group................................................         -           -         168
Changes in operating assets and liabilities...........................      (166)       (247)         35
                                                                          ------      ------       -----

Cash provided by operations...........................................     2,802       1,844       1,194
                                                                          ------      ------       -----

INVESTING  ACTIVITIES
Consolidation of the Entertainment Group's cash and equivalents.......        87           -           -
Investments and acquisitions..........................................      (423)       (421)        (86)
Capital expenditures..................................................    (1,532)     (1,440)       (348)
Investment proceeds...................................................       476         939         458
Proceeds received from distribution of TWE Senior Capital.............         -           -         455
                                                                          ------      ------       -----

Cash provided (used) by investing activities..........................    (1,392)       (922)        479
                                                                          ------      ------       -----

FINANCING  ACTIVITIES
Borrowings............................................................     3,127       3,184       1,669
Debt repayments.......................................................    (2,811)     (3,140)     (2,300)
Borrowings against future stock option proceeds.......................       335       1,015       1,015
Repayments of borrowings against future stock option proceeds.........         -        (533)       (533)
Redemption of mandatorily redeemable preferred securities
    of subsidiary.....................................................      (217)          -           -
Repurchases of Time Warner common stock...............................    (1,636)     (1,944)     (1,944)
Dividends paid........................................................      (226)       (394)       (394)
Proceeds received from stock option and dividend reinvestment plans...       350         599         599
Other.................................................................      (129)       (158)        (37)
                                                                          ------      ------       ------

Cash used by financing activities.....................................    (1,207)     (1,371)     (1,925)
                                                                          ------      ------       ------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS...........................       203        (449)       (252)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD...........................       442         967         645
                                                                          ------      ------       -----

CASH AND EQUIVALENTS AT END OF PERIOD.................................    $  645      $  518       $ 393
                                                                          ======      ======       =====

(a)  The  1999   financial   statements   reflect  the   consolidation   of  the
     Entertainment  Group, which substantially  consists of TWE,  retroactive to the beginning of 1999. Time Warner's  historical  financial  statements for
     1998 have not been changed; however, in order to enhance comparability, pro forma  financial  statements for 1998 reflecting the  consolidation  of the
     Entertainment Group are presented supplementally (Note 1).

See accompanying notes

                                TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                            Nine Months
                                                                        Ended September 30,
                                                                        ------------------
                                                                         1999          1998
                                                                      Historical    Historical
                                                                      ----------    ----------
                                                                            (millions)
BALANCE AT BEGINNING OF PERIOD........................................   $8,852      $9,356

Net income............................................................    1,100          78
Other comprehensive income (loss).....................................      (40)        (59)
Cumulative effect of change in accounting for derivative
   instruments, net of $3 million tax benefit.........................        -         (18)
                                                                         ------      ------

Comprehensive income (loss)(a)........................................    1,060           1

Common stock dividends................................................     (170)       (161)
Preferred stock dividends.............................................      (45)       (236)
Repurchases of Time Warner common stock...............................   (1,636)     (1,944)
Issuance of common stock in connection with the conversion
   of the zero-coupon convertible notes due 2013......................        -       1,150
Other, principally shares issued pursuant to stock option,
   dividend reinvestment and benefit plans............................      725         974
                                                                         ------      ------


BALANCE AT END OF PERIOD..............................................   $8,786      $9,140
                                                                         ======      ======
---------------
(a)  Comprehensive  income (loss) for the three months ended  September 30, 1999 and 1998 was $339 million and $(16)  million,  respectively.  Comprehensive loss for the  three-month  period ended  September 30, 1998 includes an $18 million  cumulative  effect  of  a  change  in  accounting  for  derivative instruments that occurred during the period.

See accompanying notes.

                                TIME WARNER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

         Time Warner Inc. ("Time Warner" or the "Company") is the world's largest media and entertainment company. Time Warner's principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner classifies its business interests into five fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; Music, consisting principally of interests in recorded music and music publishing; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

         Each of the business interests within Cable Networks, Publishing, Music, Filmed Entertainment and Cable is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) leading cable television networks, such as HBO, Cinemax, CNN, TNT and TBS Superstation, (2) magazine franchises such as Time, People and Sports Illustrated and direct marketing brands such as Time Life Inc. and Book-of-the-Month Club, (3) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International, (4) the unique and extensive film, television and animation libraries of Warner Bros. and Turner Broadcasting System, Inc. ("TBS"), and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (5) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for the Company's collection of children's cartoons and television programming, and (6) Time Warner Cable, currently the largest operator of cable television systems in the U.S.

         Financial information for Time Warner's various business segments are presented herein as an indication of financial performance (Note 8). Except for start-up losses incurred in connection with The WB Network, Time Warner's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business segments amounted to $321 million and $335 million for the three months ended September 30, 1999 and 1998, respectively, and $948 million and $1.001 billion in the nine months ended September 30, 1999 and 1998, respectively.

Basis of Presentation

Consolidation of TWE

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

         Since 1993, Time Warner historically had not consolidated TWE and certain related companies (the "Entertainment Group") for financial reporting purposes because MediaOne had rights that allowed it to participate in the management of TWE's businesses. However, in August 1999, TWE received a notice

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


from MediaOne concerning the termination of its covenant not to compete with TWE. The termination of that covenant is necessary for MediaOne to complete its proposed merger with AT&T Corp. ("AT&T"). As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole.

         Because of this significant reduction in MediaOne's rights, Time Warner's 1999 financial statements reflect the consolidation of the Entertainment Group, which substantially consists of TWE, retroactive to the beginning of 1999. Time Warner's historical financial statements for 1998 have not been changed, but are no longer comparable to 1999 because the Entertainment Group was reflected on an unconsolidated basis using the equity method of accounting. Accordingly, in order to enhance comparability, pro forma financial statements for 1998 reflecting the consolidation of the Entertainment Group are presented supplementally.

1998 Stock Split

         Per common share and average common share amounts for all prior periods have been restated to give effect to a two-for-one common stock split that occurred on December 15, 1998.

Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the 1999 presentation.

Interim Financial Statements

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in its Annual Report on Form 10-K for the year ended December 31, 1998, as amended (the "1998 Form 10-K").

2.       CABLE TRANSACTIONS

         Time Warner's operating results have been affected by a number of significant cable-related transactions that occurred in each period.

Gain on Sale or Exchange of Cable Television Systems and Investments

         In 1999 and 1998, largely in an effort to enhance their geographic clustering of cable television properties, Time Warner, largely through TWE, sold or exchanged various cable television systems and investments. The 1999 transactions included a large exchange of cable television systems serving approximately 575,000 subscribers for other cable television systems of comparable size owned by TCI Communications, Inc., a subsidiary of AT&T Corp., and a large exchange of cable television systems serving approximately 310,000 subscribers for other cable television systems of comparable size owned by MediaOne. As a result of these transactions, the operating results of Time Warner include net pretax gains for the third quarter of $477 million in 1999 and $6 million in 1998 on a pro forma basis. Net pretax gains for the first nine months of the year amounted to $1.248 billion in 1999 and $90 million in 1998 on a pro forma basis. There were no gains included in the operating results of Time Warner on a historical basis for 1998.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Gain on Time Warner Telecom's Initial Public Offering

         In May 1999, Time Warner Telecom, a competitive local exchange carrier that provides telephony services to businesses, completed an initial public offering of 20% of its common stock (the "Time Warner Telecom IPO"). Time Warner Telecom raised net proceeds of approximately $270 million. Approximately $180 million of these proceeds were used to pay obligations owed to Time Warner and TWE. In turn, Time Warner and TWE used those proceeds principally to reduce bank debt. In connection with the Time Warner Telecom IPO and certain related transactions, Time Warner's ownership interest in Time Warner Telecom was diluted from 61.98% to 48.21%. As a result, Time Warner recognized a pretax gain of approximately $115 million ($.05 per basic common share after taxes). This gain has been included in interest and other, net, in Time Warner's 1999 consolidated statement of operations.

Primestar

         Time Warner and TWE own an approximate 24% equity interest in Primestar. In January 1999, Primestar, an indirect wholly owned subsidiary of Primestar and the stockholders of Primestar entered into an agreement to sell Primestar's medium-power direct broadcast satellite business and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp. In addition, a second agreement was entered into with DirecTV, pursuant to which DirecTV agreed to purchase Primestar's rights with respect to the use or acquisition of certain high-power satellites from a wholly owned subsidiary of one of the stockholders of Primestar. In April 1999, Primestar closed on the sale of its medium-power direct broadcast satellite business to DirecTV. Then, in June 1999, Primestar completed the sale of its high-power satellite rights to DirecTV.

         As a result of those transactions, Primestar began to substantially wind down its operations during the first quarter of 1999. Time Warner recognized its share of Primestar's 1999 losses under the equity method of accounting. Such losses are included in interest and other, net. As of September 30, 1999, Primestar has substantially completed the wind down of its operations. As such, future wind-down losses are not expected to be material to Time Warner's operating results.

3.       GAIN ON TERMINATION OF MGM VIDEO DISTRIBUTION AGREEMENT

         In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ("MGM") terminated a long-term distribution agreement under which Warner Bros. had exclusive  worldwide  distribution  rights  for  MGM/United  Artists  home video product.  In  connection  with the  early  termination  and  settlement  of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately $215 million ($.10 per basic common share), which has been included in operating income in the accompanying consolidated statement of operations.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


4.       INVENTORIES

         Inventories consist of:

                                             September 30, 1999        December 31, 1998        December 31, 1998
                                             ------------------        -----------------        -----------------
                                                 Historical               Pro Forma                Historical
                                                 ----------               ---------                ----------
                                             Current    Noncurrent    Current   Noncurrent     Current   Noncurrent
                                             -------    ----------    ------    ----------     -------   ----------
                                                                            (millions)
Film costs:
   Released, less amortization............   $  682       $  932      $  665       $1,051        $ 51      $  308
   Completed and not released.............      194           64         199           76          20           -
   In process and other...................       36          746          24          912           2         240
   Library, less amortization.............        -        1,486           -        1,567           -       1,007
Programming costs, less amortization......      742          714         883          613         457         345
Magazines, books, recorded music and
   merchandise............................      541            -         487            -         416           -
                                             ------       ------      ------       ------        ----      ------

Total  ...................................   $2,195       $3,942      $2,258       $4,219        $946      $1,900
                                             ======       ======      ======       ======        ====      ======

5.       INVESTMENT IN ENTERTAINMENT GROUP

         Time Warner's investment in the Entertainment Group consists substantially of its investment in TWE. TWE is a Delaware limited partnership that was capitalized in 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by subsidiaries of Time Warner. Time Warner, through its wholly owned subsidiaries, collectively owns general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital, and 100% of the Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne. Certain Time Warner subsidiaries are the general partners of TWE (the "Time Warner General Partners").

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $1.640 billion and $435 million for the nine months ended September 30, 1999 and 1998, respectively. Because of the priority rights over allocations of income and distributions of TWE held by the Time Warner General Partners, all of TWE's income was allocated to Time Warner and none was allocated to MediaOne.

         In addition, the assets and cash flows of TWE are restricted by the TWE partnership and credit agreements. As such, they are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations. TWE had $6.3 billion of net assets at September 30, 1999.

         Pursuant to the TWE partnership agreement, TWE makes certain cash distributions to its partners. During the nine months ended September 30, 1999, the Time Warner General Partners received distributions from TWE in the amount of $1.116 billion, consisting of $627 million of senior capital distributions (representing the return of $454 million of contributed capital and the distribution of $173 million of priority capital return), $316 million of tax-related distributions and $173 million of stock option related distributions. During the nine months ended September 30, 1998, the Time Warner General Partners received distributions from TWE in the amount of $1.060 billion, consisting of $579 million of senior capital distributions (representing the return of $455 million of contributed capital and the distribution of $124 million of priority capital return), $264 million of
tax-related   distributions   and  $217   million   of  stock   option   related
distributions.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


6.       MANDATORILY REDEEMABLE PREFERRED SECURITIES

REIT Preferred Stock

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

Preferred Trust Securities

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

7.       SHAREHOLDERS' EQUITY

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

Series LMCN-V Stock Split

         In May 1999, Time Warner amended the terms of its Series LMCN-V common stock, which effectively resulted in a two-for-one stock split and the issuance of approximately 57 million shares of Series LMCN-V common stock. As a result, each share of Series LMCN-V common stock now is equivalent effectively to one share of common stock instead of two. Because the equivalent number of shares of common stock did not change, the split did not have any effect on Time Warner's consolidated financial statements. Shares of Series LMCN-V common stock continue to have limited voting rights.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


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

         During the first nine months of 1999, Time Warner acquired 24.3 million shares of its common stock at an aggregate cost of $1.636 billion. These repurchases increased the cumulative shares purchased under this and its previous common stock repurchase program begun in 1996 to approximately 119.4 million shares at an aggregate cost of $4.676 billion.

Income (Loss) Per Common Share Before Extraordinary Item

         Set forth below is a reconciliation of basic and diluted income (loss) per common share before extraordinary item for each period.

                                                        Three Months                     Nine Months
                                                     Ended September 30,              Ended September 30,
                                          ------------------------------------   -----------------------------------
                                             1999       1998         1998          1999        1998         1998
                                          Historical Pro Forma(1) Historical(1)  Historical Pro Forma(1) Historical(1)
                                          ---------- ---------    ----------     ---------- ---------    ----------
                                                                (millions, except per share amounts)
Income (loss) before extraordinary
  item - basic..........................  $    372    $    (37)    $    (37)     $ 1,067     $    (158)   $   (158)
Interest savings, net of tax(2).........        12           -            -           31             -           -
Preferred dividends.....................         9           -            -           45             -           -
                                          --------    --------     --------      -------     ---------    --------
Income (loss) before extraordinary
  item - diluted........................  $    393    $    (37)    $    (37)     $ 1,143     $    (158)   $   (158)
                                          ========    ========     ========      =======     =========    ========

Average number of common shares
  outstanding - basic...................   1,288.9     1,202.6      1,202.6      1,260.5       1,184.0     1,184.0
Dilutive effect of stock options........      71.8           -            -         73.3             -           -
Dilutive effect of convertible
  preferred shares......................      37.1           -            -         66.6             -           -
                                         ---------    --------     --------      -------     ---------    --------
Average number of common shares
  outstanding - diluted.................   1,397.8     1,202.6      1,202.6      1,400.4       1,184.0     1,184.0
                                           =======    ========     ========      =======     =========    ========

Income (loss) per common share before
  extraordinary item:
     Basic..............................  $   0.29    $  (0.03)    $  (0.03)     $  0.85     $   (0.13)   $  (0.13)
                                          ========    ========     ========      =======     =========    ========
     Diluted............................  $   0.28    $  (0.03)    $  (0.03)     $  0.82     $   (0.13)   $  (0.13)
                                          ========    ========     ========      =======     =========    ========
---------------
(1)  1998 basic and diluted income (loss) per common share before  extraordinary item are the same  because the effect of Time  Warner's  stock  options and convertible preferred stock was antidilutive.
(2)  Reflects  the  required  use of a portion of the  proceeds  from the future exercise  of employee  stock  options to repay all  outstanding  borrowings under Time Warner's stock option proceeds credit facility.

8.       SEGMENT INFORMATION

         Time Warner classifies its business interests into five fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; Music, consisting principally of interests in recorded music and music publishing; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


         Information as to the operations of Time Warner in different business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). As a result of the consolidation of the Entertainment Group in 1999, Time Warner's and the Entertainment Group's business segments have been combined. Accordingly, segment information for 1998 has been restated in order to conform to the new presentation.

         The operating results of Time Warner's Cable segment reflect (i) the transfer of Time Warner Cable's direct broadcast satellite operations to Primestar, a separate holding company, effective as of April 1, 1998, (ii) the formation of the Road Runner joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses, effective as of June 30, 1998, (iii) the reorganization of Time Warner Cable's business telephony operations into a separate entity now named Time Warner Telecom Inc., effective as of July 1, 1998 and (iv) the formation of a joint venture in Texas that owns cable television systems serving approximately 1.1 million subscribers, effective as of December 31, 1998. These transactions are all more fully described in Time Warner's 1998 Form 10-K.

                                                    Three Months          Nine Months
                                                  Ended September 30,  Ended September 30,
                                                  ------------------   ------------------
                                                    1999     1998       1999       1998
                                                    ----     ----       ----       ----
                                                                  (millions)
Revenues
Cable Networks.................................   $1,450   $ 1,330    $ 4,425    $ 3,985
Publishing.....................................    1,110     1,076      3,237      3,160
Music..........................................      852       938      2,616      2,731
Filmed Entertainment...........................    2,208     2,272      5,688      5,790
Broadcasting-The WB Network....................       84        64        246        170
Cable..........................................    1,342     1,288      3,968      4,015
Intersegment elimination.......................     (323)     (375)      (835)      (874)
                                                  ------    ------     ------     ------

Total business segment revenues................    6,723     6,593     19,345     18,977

Entertainment Group revenues reported on
an unconsolidated basis(1).....................        -    (3,015)         -     (8,590)
                                                  ------   -------    -------    -------

Total consolidated revenues....................   $6,723   $ 3,578    $19,345    $10,387
                                                  ======   =======    =======    =======
----------------
(1)  Represents  amounts  previously  reported  for  the  Entertainment   Group,
     adjusted by intercompany  eliminations and other consolidating  adjustments necessary  for  Time  Warner  to  reflect  the  Entertainment  Group  on  a consolidated basis.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                              Three Months          Nine Months
                                            Ended September 30,   Ended September 30,
                                            ------------------    ------------------
                                             1999       1998       1999      1998
                                             ----       ----       ----      ----
                                                        (millions)
EBITA(1)
Cable Networks...........................   $  328     $ 271     $1,003     $  844
Publishing...............................      129       112        419        373
Music....................................       76        99        279        288
Filmed Entertainment(2)..................      228       233        806        497
Broadcasting-The WB Network..............      (24)      (17)       (95)       (78)
Cable(3).................................      894       417      2,477      1,246
Intersegment elimination.................      (23)      (33)       (10)       (76)
                                            ------     -----     ------     ------

Total business segment EBITA.............    1,608     1,082      4,879      3,094

Entertainment Group EBITA reported
   on an unconsolidated basis(4).........        -      (566)         -     (1,626)
                                            ------     -----     ------     ------

Total consolidated EBITA.................   $1,608     $ 516     $4,879     $1,468
                                            ======     =====     ======     ======

---------------
(1) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, Time Warner's historical business segment operating income for the third quarter was $1.287 billion in 1999 and $315 million in 1998. Time Warner's historical business segment operating income for the first nine months of the year was $3.931 billion in 1999 and $869 million in 1998.
(2) Includes a net pretax gain of approximately $215 million recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.
(3) Includes net pretax gains relating to the sale or exchange of certain cable television systems and investments of $477 million in the third quarter of 1999 and $6 million in the third quarter of 1998. Similarly, nine month results include net pretax gains of $1.248 billion in 1999 and $90 million in 1998.
(4) Represents amounts previously reported for the Entertainment Group, adjusted by intercompany eliminations and other consolidating adjustments necessary for Time Warner to reflect the Entertainment Group on a consolidated basis.

                                                Three Months          Nine Months
                                            Ended September 30,   Ended September 30,
                                            -------------------   -------------------
                                               1999       1998       1999      1998
                                               ----       ----       ----      ----
                                                           (millions)
Depreciation of Property, Plant and Equipment
Cable Networks...............................$   33     $   31     $   96    $   88
Publishing...................................    19         20         57        58
Music........................................    19         16         54        54
Filmed Entertainment.........................    46         49        114       130
Broadcasting-The WB Network..................     -          1          1         1
Cable........................................   203        206        583       652
                                             ------     ------     ------    ------

Total business segment depreciation..........   320        323        905       983

Entertainment Group depreciation reported
 on an unconsolidated basis(1)...............     -       (229)         -     (698)
                                             ------     ------     ------    ------

Total consolidated depreciation..............$  320     $   94     $  905    $  285
                                             ======     ======     ======    ======
---------------
(1)   Represents  amounts  previously  reported  for  the  Entertainment  Group, adjusted by intercompany  eliminations and other consolidating adjustments necessary  for  Time  Warner  to  reflect  the  Entertainment  Group  on a consolidated basis.

                               TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                Three Months          Nine Months
                                            Ended September 30,    Ended September 30,
                                            ------------------     ------------------
                                              1999       1998       1999      1998
                                              ----       ----       ----      ----
                                                           (millions)
Amortization of Intangible Assets(1)
Cable Networks...............................$   51     $   50     $  152    $  150
Publishing...................................    11         10         31        27
Music........................................    65         69        202       208
Filmed Entertainment.........................    51         58        151       166
Broadcasting-The WB Network..................     1          -          3         2
Cable........................................   142        148        409       448
                                             ------     ------     ------    ------

Total business segment amortization..........   321        335        948     1,001

Entertainment Group amortization reported on
   an unconsolidated basis(2)................     -       (134)         -      (402)
                                             ------     ------     ------    ------

Total consolidated amortization...........   $  321     $  201     $  948    $  599
                                             ======     ======     ======    ======

(1) Amortization includes amortization relating to all business combinations accounted for by the purchase method, including the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of Turner Broadcasting System, Inc. in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995.
(2) Represents amounts previously reported for the Entertainment Group, adjusted by intercompany eliminations and other consolidating adjustments necessary for Time Warner to reflect the Entertainment Group on a consolidated basis.

9.       COMMITMENTS AND CONTINGENCIES

         Time Warner is subject to numerous legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on Time Warner's consolidated financial statements.

10.       ADDITIONAL FINANCIAL INFORMATION

         Additional financial information with respect to cash flows is as follows:

                                              Nine Months Ended September 30,
                                              -------------------------------
                                              1999       1998         1998
                                           Historical  Pro Forma   Historical
                                           ----------  ---------   ----------
                                                      (millions)
Interest expense............................. $1,116     $1,082      $ 669
Cash payments made for interest..............  1,137      1,122        708
Cash payments made for income taxes..........    304        251        191
Income tax refunds received..................     43         51         48


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


                      Consolidating Statement of Operations
                  For The Three Months Ended September 30, 1999

                                                                              Non-                   Time
                                              Time        TW                Guarantor    Elimina-    Warner
                                             Warner   Companies      TBS    Subsidiaries  tions   Consolidated
                                             ------   ---------      ---    ------------  ------  ------------
                                                                      (millions)
Revenues ................................... $    -     $    -     $  200    $6,586      $  (63)     $6,723
                                             ------     ------     ------    ------      ------      ------

Cost of revenues (1)........................      -          -        (88)   (3,991)         72      (4,007)
Selling, general and administrative (1).....      -          -        (50)   (1,856)          -      (1,906)
Gain on sale or exchange of cable systems
   and investments..........................      -          -          -       477           -         477
                                             ------     ------     ------    ------      ------      ------

Operating expenses..........................      -          -       (138)   (5,370)         72      (5,436)
                                             ------     ------     ------    ------      ------      ------

Business segment operating income...........      -          -         62     1,216           9       1,287
Equity in pretax income of consolidated
   subsidiaries.............................    782        869         81         -      (1,732)          -
Interest and other, net.....................    (63)      (158)       (39)     (203)        (27)       (490)
Minority interest...........................      -          -          -       (59)          -         (59)
Corporate expenses..........................    (21)       (14)        (4)      (35)         34         (40)
                                             ------     ------     ------    ------      ------      ------

Income before income taxes..................    698        697        100       919      (1,716)        698
Income tax provision........................   (317)      (305)       (57)     (386)        748        (317)
                                             ------     ------     ------    ------      ------      ------
Income before extraordinary item............    381        392         43       533        (968)        381
Extraordinary loss on retirement of debt,
   net of $9 million income tax benefit.....    (12)       (12)         -         -          12         (12)
                                             ------     ------     ------    ------      ------      ------

Net income.................................. $  369     $  380     $   43    $  533      $ (956)     $  369
                                             ======     ======     ======    ======      ======      ======

---------------
(1) Includes depreciation and amortization
       expense of:.........................  $    -     $    -     $    2    $  649      $  (10)     $  641
                                             ======     ======     ======    ======      ======      ======

                               TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


                      Consolidating Statement of Operations
                  For The Three Months Ended September 30, 1998

                                                                              Non-                   Time
                                              Time        TW                Guarantor    Elimina-    Warner
                                             Warner    Companies    TBS    Subsidiaries  tions     Consolidated
                                             ------    ---------    ---    ------------  --------  ------------
                                                                     (millions)
Revenues ................................... $    -     $    -     $  176    $3,418      $  (16)     $3,578
                                             -------    ------     ------    ------      ------      ------

Cost of revenues (1)........................      -          -        (83)   (1,985)         16      (2,052)
Selling, general and administrative (1).....      -          -        (45)   (1,166)          -      (1,211)
                                             ------     ------     ------    ------      ------      ------

Operating expenses..........................      -          -       (128)   (3,151)         16      (3,263)
                                             ------     ------     ------    ------      ------      ------

Business segment operating income...........      -          -         48       267           -         315
Equity in pretax income of consolidated
  subsidiaries.............................     203        335         87          -        (625)          -
Equity in pretax income of Entertainment
   Group ...................................      -          -          -       196         (32)        164
Interest and other, net.....................    (35)      (183)       (37)      (40)        (16)       (311)
Corporate expenses..........................    (20)       (14)        (3)      (15)         32         (20)
                                             ------     ------     ------    ------      ------      ------

Income before income taxes..................    148        138         95       408        (641)        148
Income tax provision........................   (109)      (102)       (54)     (232)        388        (109)
                                             ------     ------     ------    ------      ------      ------

Net income.................................. $   39     $   36     $   41    $  176      $ (253)     $   39
                                             ======     ======     ======    ======      ======      ======


---------------
(1) Includes depreciation and amortization
       expense of:.......................... $    -     $    -     $    2    $  293      $    -      $  295
                                             ======     ======     ======    ======      ======      ======

                               TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


                      Consolidating Statement of Operations
                  For The Nine Months Ended September 30, 1999

                                                                               Non-                   Time
                                              Time       TW                  Guarantor   Elimina-    Warner
                                             Warner    Companies    TBS    Subsidiaries   tions    Consolidated
                                             ------    ---------    ---    ------------  -------   ------------
                                                                     (millions)
Revenues ..................................  $    -     $    -     $  626    $18,766     $   (47)    $19,345
                                             ------     ------     ------      -------   -------     -------

Cost of revenues (1)........................      -          -       (288)   (11,163)         47     (11,404)
Selling, general and administrative (1).....      -          -       (154)    (5,319)          -      (5,473)
Gain on sale or exchange of cable systems
   and investments..........................      -          -          -      1,248           -       1,248
Gain on early termination of video
   distribution agreement...................      -          -          -        215           -         215
                                             ------     ------     ------    -------     -------     -------

Operating expenses..........................      -          -       (442)   (15,019)         47     (15,414)
                                             ------     ------     ------    -------     -------     -------

Business segment operating income...........      -          -        184      3,747           -       3,931
Equity in pretax income of consolidated
   subsidiaries.............................  2,316      2,505        315          -      (5,136)          -
Interest and other, net.....................   (185)      (504)      (108)      (528)        (62)     (1,387)
Minority interest...........................      -          -          -       (358)          -        (358)
Corporate expenses..........................    (65)       (42)       (12)      (103)        102        (120)
                                             ------     ------     ------    -------     -------     -------

Income before income taxes..................  2,066      1,959        379      2,758      (5,096)      2,066
Income tax provision........................   (954)      (892)      (202)    (1,231)      2,325        (954)
                                             ------     ------     ------    -------     -------     -------

Income before extraordinary item............  1,112      1,067        177      1,527      (2,771)      1,112
Extraordinary loss on retirement of debt,
   net of tax...............................    (12)       (12)         -          -          12         (12)
                                             ------     ------     ------    --------    -------     -------

Net income.................................. $1,100     $1,055     $  177    $ 1,527     $(2,759)    $ 1,100
                                             ======     ======     ======    =======     =======     =======


---------------
(1)  Includes depreciation and amortization
     expense of:............................ $    -     $    -     $    7    $ 1,846     $     -     $ 1,853
                                             ======     ======     ======    =======     =======     =======

                               TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

                      Consolidating Statement of Operations
                  For The Nine Months Ended September 30, 1998

                                                                              Non-                    Time
                                              Time        TW                 Guarantor   Elimina-    Warner
                                             Warner    Companies    TBS    Subsidiaries  tions      Consolidated
                                             ------    ---------    ---    ------------  -------    ------------
                                                                     (millions)
Revenues ................................... $   -      $    -     $  542    $ 9,861     $   (16)    $10,387
                                             ------     ------     ------    -------     -------     -------

Cost of revenues (1)........................      -          -       (244)    (5,788)         16      (6,016)
Selling, general and administrative (1).....      -          -       (142)    (3,360)          -      (3,502)
                                             ------     ------     ------    -------     -------     -------

Operating expenses..........................      -          -       (386)   (9,148)          16      (9,518)
                                             ------     ------     ------    -------     -------     -------

Business segment operating income...........      -          -        156        713           -         869
Equity in pretax income of consolidated
   subsidiaries.............................    486        949        165          -      (1,600)          -
Equity in pretax income of Entertainment
   Group ...................................      -          -          -        492         (55)        437
Interest and other, net.....................    (57)      (570)      (121)       (91)        (38)       (877)
Corporate expenses..........................    (58)       (40)       (11)       (46)         97         (58)
                                             ------     ------     ------    -------     -------     -------

Income before income taxes..................    371        339        189      1,068      (1,596)        371
Income tax provision........................   (293)      (237)      (127)      (599)        963        (293)
                                             ------     ------     ------    -------     -------     -------

Net income.................................. $   78     $  102     $   62    $   469     $  (633)    $    78
                                             ======     ======     ======    =======     =======     =======


---------------
(1)  Includes depreciation and amortization
     expense of:............................ $    -     $    -     $    6    $   878     $     -     $  884
                                             ======     ======     ======    =======     =======     =======

                               TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


                           Consolidating Balance Sheet
                               September 30, 1999

                                                                                           Non-                  Time
                                                         Time         TW                Guarantor   Elimina-   Warner
                                                        Warner    Companies    TBS     Subsidiaries  tions   Consolidated
                                                        ------    ---------    ---     ------------ -------  ------------
                                                                                (millions)
ASSETS
Current assets
Cash and equivalents.................................. $     -     $     1   $    15     $   629    $      -   $    645
Receivables, net......................................       6          27        92       4,065           -      4,190
Inventories...........................................       -           -       150       2,045           -      2,195
Prepaid expenses......................................      57           -         -       1,513           -      1,570
                                                       -------     -------   -------     -------    --------    -------

Total current assets..................................      63          28       257       8,252           -      8,600

Noncurrent inventories................................       -           -       175       3,767           -      3,942
Investments in and amounts due to and from
   consolidated subsidiaries..........................  15,810      15,474     9,361           -     (40,645)         -
Other investments.....................................     210           8        24       2,167        (707)     1,702
Property, plant and equipment.........................      39           -        44       8,406           -      8,489
Music catalogues, contracts and copyrights............       -           -         -         802           -        802
Cable television and sports franchises................       -           -         -       7,863           -      7,863
Goodwill..............................................       -           -         -      15,377           -     15,377
Other assets..........................................      99         104        65       1,389           -      1,657
                                                       -------     -------   -------     -------    --------   --------

Total assets.......................................... $16,221     $15,614   $ 9,926     $48,023    $(41,352)  $ 48,432
                                                       =======     =======   =======     =======    ========   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable...................................... $    25     $     -   $     5     $ 1,426   $       -   $  1,456
Participations, royalties and
   programming costs payable..........................       -           -        38       2,827           -      2,865
Debt due within one year..............................       -           -         -          26           -         26
Other current liabilities.............................     295         106       151       3,938        (261)     4,229
                                                       -------     -------   -------     -------    --------   --------

Total current liabilities.............................     320         106       194       8,217        (261)     8,576

Long-term debt .......................................   1,585       6,802       747       8,678           -     17,812
Debt due to affiliates................................       -           -     1,647         158      (1,805)         -
Borrowings against future stock option proceeds.......   1,230           -         -           -           -      1,230
Deferred income taxes.................................   3,848       3,661       267       3,928      (7,856)     3,848
Unearned portion of paid subscriptions................       -           -         -         742           -        742
Other liabilities.....................................     452           -       156       3,080           -      3,688
Minority interests....................................       -           -         -       3,175           -      3,175
TW Companies-obligated mandatorily redeemable
   preferred securities of subsidiaries
   holding solely debentures of TW Companies..........       -           -         -         575           -        575

Shareholders' equity
Due from Time Warner and subsidiaries.................       -      (2,293)     (752)     (3,450)      6,495          -
Other shareholders' equity............................   8,786       7,338     7,667      22,920     (37,925)     8,786
                                                       -------     -------   -------     -------    --------   --------

Total shareholders' equity............................   8,786       5,045     6,915      19,470     (31,430)     8,786
                                                       -------     -------   -------     -------    --------   --------

Total liabilities and shareholders' equity............ $16,221     $15,614   $ 9,926     $48,023    $(41,352)  $ 48,432
                                                       =======     =======   =======     =======    ========   ========

                               TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


                           Consolidating Balance Sheet
                                December 31, 1998

                                                                                           Non-                  Time
                                                         Time         TW                Guarantor   Elimina-   Warner
                                                        Warner    Companies    TBS     Subsidiaries  tions   Consolidated
                                                        ------    ---------    ---     -----------  -------  ------------
                                                                                (millions)
ASSETS
Current assets
Cash and equivalents.................................. $     -     $    66   $    25     $   351    $      -   $    442
Receivables, net......................................      10          56        78       2,750          (9)     2,885
Inventories...........................................       -           -       131         815           -        946
Prepaid expenses......................................      17           5         -       1,166         (12)     1,176
                                                       -------     -------   -------     -------    --------   --------

Total current assets..................................      27         127       234       5,082         (21)     5,449

Noncurrent inventories................................       -           -       156       1,744           -      1,900
Investments in and amounts due to and
   from consolidated subsidiaries.....................  15,222      13,745     9,465           -     (38,432)         -
Investments in and amounts due to
   and from Entertainment Group.......................       -         919         -       4,169        (108)     4,980
Other investments.....................................     211          15        24       1,194        (650)       794
Property, plant and equipment.........................      55           -        44       1,892           -      1,991
Music catalogues, contracts and copyrights............       -           -         -         876           -        876
Cable television and sports franchises................       -           -         -       2,868           -      2,868
Goodwill..............................................       -           -         -      11,919           -     11,919
Other assets..........................................      65         116        59         631          (8)       863
                                                       -------     -------   -------     -------    --------   --------

Total assets.......................................... $15,580     $14,922   $ 9,982     $30,375    $(39,219)  $ 31,640
                                                       =======     =======   =======     =======    ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable...................................... $    20     $     -   $    11     $   965    $      -   $    996
Participations, royalties and
   programming costs payable..........................       -           -        31       1,168           -      1,199
Debt due within one year..............................       -           -         -          19           -         19
Other current liabilities.............................     308         229       176       1,705         (14)     2,404
                                                       -------     -------   -------     -------    --------   --------

Total current liabilities.............................     328         229       218       3,857         (14)     4,618

Long-term debt .......................................   1,584       7,346       747       1,248           -     10,925
Debt due to affiliates................................       -           -     1,647         158      (1,805)         -
Borrowings against future stock option proceeds.......     895           -         -           -           -        895
Deferred income taxes.................................   3,491       3,324       246       3,570      (7,140)     3,491
Unearned portion of paid subscriptions................       -           -         -         741           -        741
Other liabilities.....................................     430           -       116         997           -      1,543
TW Companies-obligated mandatorily redeemable preferred
   securities of a subsidiary holding solely subordinated
   debentures of TW Companies.........................       -           -         -         575           -        575

Shareholders' equity
Due from Time Warner and subsidiaries.................       -      (2,313)     (479)     (2,317)      5,109          -
Other shareholders' equity............................   8,852       6,336     7,487      21,546     (35,369)     8,852
                                                       -------      ------    ------     -------    --------   --------

Total shareholders' equity............................   8,852       4,023     7,008      19,229     (30,260)     8,852
                                                       -------     -------   -------     -------    --------   --------

Total liabilities and shareholders' equity............ $15,580     $14,922   $9,982      $30,375    $(39,219)  $ 31,640
                                                       =======     =======   ======      =======    ========   ========

                               TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


                      Consolidating Statement of Cash Flows
                  For The Nine Months Ended September 30, 1999

                                                                                            Non-                  Time
                                                         Time         TW                Guarantor   Elimina-   Warner
                                                        Warner    Companies    TBS     Subsidiaries  tions   Consolidated
                                                        ------    ---------    ---     ------------  ------  ------------
                                                                                (millions)
OPERATIONS
Net income............................................  $1,100     $ 1,055   $   177     $ 1,527    $ (2,759)  $  1,100
Adjustments for noncash and nonoperating items:
Extraordinary loss on retirement of debt..............      12          12         -           -         (12)        12
Depreciation and amortization.........................       -           -         7       1,846           -      1,853
Noncash interest expense..............................       -           3         -           -           -          3
Excess (deficiency) of distributions over equity in
   pretax income of consolidated subsidiaries.........    (756)       (511)       14           -       1,253          -
Changes in operating assets and liabilities...........    (101)       (141)       74         685        (683)      (166)
                                                       -------     -------   -------     -------    --------   --------

Cash provided by operations...........................     255         418       272       4,058      (2,201)     2,802
                                                       -------     -------   -------     -------    --------   --------

INVESTING ACTIVITIES
Consolidation of the Entertainment Group's cash and
   equivalents........................................       -           -         -          87           -         87
Investments and acquisitions..........................       -           -         -        (423)          -       (423)
Advances to parents and consolidated subsidiaries.....       -           -         -      (1,153)      1,153          -
Repayment of advances from consolidated subsidiaries..       -         107         -         232        (339)         -
Capital expenditures..................................       -           -        (9)     (1,523)          -     (1,532)
Investment proceeds...................................       -           -         -         476           -        476
                                                        ------     -------   -------     -------    --------   --------

Cash provided (used) by investing activities..........       -         107        (9)     (2,304)        814     (1,392)
                                                        ------     -------   -------     -------    --------   --------

FINANCING ACTIVITIES
Borrowings............................................       -       1,978         -       1,149           -      3,127
Debt repayments.......................................       -      (2,567)        -        (244)          -     (2,811)
Change in due to/from parent..........................     922          20      (273)     (2,056)      1,387          -
Borrowings against future stock option proceeds.......     335           -         -           -           -        335
Redemption of mandatorily redeemable preferred
   securities of subsidiary...........................       -           -         -        (217)          -       (217)
Repurchases of Time Warner common stock...............  (1,636)          -         -           -           -     (1,636)
Dividends paid........................................    (226)          -         -           -           -       (226)
Proceeds received from stock option and
   dividend reinvestment plans........................     350           -         -           -           -        350
Other.................................................       -         (21)        -        (108)          -       (129)
                                                       -------     -------   -------     -------    --------   --------

Cash used by financing activities.....................    (255)       (590)     (273)     (1,476)      1,387     (1,207)
                                                       -------     -------   -------     -------    --------   --------

INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS........................................       -         (65)      (10)        278           -        203
                                                       -------     -------   -------     -------    --------   --------

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD................................       -          66        25         351           -        442
                                                       -------     -------   -------     -------    --------   --------

CASH AND EQUIVALENTS AT END OF PERIOD................. $     -     $     1   $    15     $   629    $      -   $    645
                                                       =======     =======   =======     =======    ========   ========

                               TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


                      Consolidating Statement of Cash Flows
                  For The Nine Months Ended September 30, 1998

                                                                                           Non-                  Time
                                                         Time         TW                Guarantor   Elimina-   Warner
                                                        Warner    Companies    TBS     Subsidiaries  tions   Consolidated
                                                        ------    ---------    ---     ------------ -------  ------------
                                                                                (millions)
OPERATIONS
Net income.............................................$    78     $   102   $    62     $   469    $   (633)  $     78
Adjustments for noncash and nonoperating items:
Depreciation and amortization..........................      -           -         6         878           -        884
Noncash interest expense...............................      -          29         -           -           -         29
Excess (deficiency) of distributions over equity in
   pretax income of consolidated subsidiaries..........  1,140        (467)      335           -      (1,008)         -
Excess of distributions over equity in pretax income of
   Entertainment Group.................................      -           -         -         113          55        168
Changes in operating assets and liabilities............    472           5      (125)       (233)        (84)        35
                                                       -------     -------   -------     -------    --------   --------

Cash provided (used) by operations.....................  1,690        (331)      278       1,227      (1,670)     1,194
                                                       -------     -------   -------     -------    --------   --------

INVESTING ACTIVITIES
Investments and acquisitions..........................    (213)          -         -         127           -        (86)
Advances to parents and consolidated subsidiaries.....    (873)       (187)        -         (39)      1,099          -
Repayment of advances from consolidated subsidiaries..      75         360         -           -        (435)         -
Capital expenditures..................................       -           -        (9)       (339)          -       (348)
Investment proceeds...................................       -           -         -         458           -        458
Proceeds received from distribution of TWE Senior
   Capital............................................       -           -         -         455           -        455
                                                       -------     -------   -------     -------    --------   --------

Cash provided (used) by investing activities..........  (1,011)        173        (9)        662         664        479
                                                       -------     -------   -------     -------    --------   --------

FINANCING ACTIVITIES
Borrowings............................................     601         496         -         579          (7)     1,669
Debt repayments.......................................       -        (500)      (75)     (1,800)         75     (2,300)
Change in due to/from parent..........................       -        (188)     (192)       (558)        938          -
Borrowings against future stock option proceeds.......   1,015           -         -           -           -      1,015
Repayments of borrowings against future stock
   option proceeds....................................    (533)          -         -           -           -       (533)
Repurchases of Time Warner common stock...............  (1,944)          -         -           -           -     (1,944)
Dividends paid........................................    (394)          -         -           -           -       (394)
Proceeds received from stock options and dividend
   reinvestment plans.................................     599           -         -           -           -        599
Other.................................................     (23)        (14)        -           -           -        (37)
                                                       -------     -------   -------     -------    --------   --------

Cash used by financing activities.....................    (679)       (206)     (267)     (1,779)      1,006     (1,925)
                                                       -------     -------   -------     -------    --------   --------

INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS........................................       -        (364)        2         110           -       (252)
                                                       -------     -------   -------     -------    --------   --------

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD................................       -         372         9         264           -        645
                                                       -------     -------   -------     -------    --------   --------

CASH AND EQUIVALENTS AT END OF PERIOD................. $     -     $   8     $    11     $   374   $       -   $    393
                                                       =======     =======   =======     =======    ========   ========

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Description of Business

         Time Warner Entertainment Company, L.P. ("TWE" or the "Company") classifies its business interests into three fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems. TWE also manages the cable properties owned by Time Warner and the combined cable television operations are conducted under the name of Time Warner Cable.

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

AT&T-MediaOne Merger

         At the time of this filing, MediaOne Group, Inc. ("MediaOne"), a limited partner in TWE, had agreed to be acquired by AT&T Corp. ("AT&T"). In August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. The termination of that covenant is necessary for MediaOne to complete its proposed merger with AT&T. As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole.

         The proposed merger of MediaOne and AT&T is subject to customary closing conditions, including regulatory approvals. Accordingly, there is no assurance that it will occur. Also, there are no assurances that AT&T and Time Warner will reach final agreement on the terms of a cable telephony joint venture, either on the terms discussed on page F-8 of TWE's Annual Report on Form 10-K for the year ended December 31, 1998, or any alternative terms.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)


Transactions Affecting Comparability of Results of Operations

         As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in each period.

         In 1999, these nonrecurring items consisted of (i) an approximate $215 million net pretax gain recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement and (ii) net pretax gains in the amount of $1.118 billion recognized in the first nine months of 1999 relating to the sale or exchange of various cable television systems and investments. This compares to net pretax gains recognized in the first nine months of 1998 of $90 million relating to the sale or exchange of cable television systems.

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

         In addition, the comparability of TWE's Cable division results has been affected further by certain 1998 cable-related transactions, as described more fully in Note 8 to the accompanying consolidated financial statements. While these transactions had a significant effect on the comparability of the Cable division's EBITA and operating income principally due to the deconsolidation of the related operations, they did not have a significant effect on the comparability of TWE's net income.

RESULTS OF OPERATIONS

         EBITA and operating income are as follows:

                                                     Three Months Ended September 30,  Nine Months Ended September 30,
                                                                         Operating                      Operating
                                                           EBITA          Income           EBITA         Income
                                                       -------------  --------------  -------------  --------------
                                                        1999   1998    1999    1998    1999   1998    1999    1998
                                                        ----   ----    ----    ----    ----   ----    ----    ----
                                                                                 (millions)
Filmed Entertainment-Warner Bros.(1).................  $180    $161    $150   $128  $  658  $  401  $  567 $  302
Broadcasting-The WB Network..........................   (24)    (17)    (25)   (17)    (95)    (78)    (98)   (80)
Cable Networks-HBO...................................   138     117     138    117     394     339     394    339
Cable(2).............................................   699     336     600    240   2,135   1,017   1,863    731
                                                       ----    ----    ----   ----   -----   -----   -----  -----

Total................................................  $993    $597    $863   $468  $3,092  $1,679  $2,726 $1,292
                                                       ====    ====    ====   ====  ======  ======  ====== ======

------------
(1) Includes a net pretax gain of approximately $215 million recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.
(2) Includes net pretax gains relating to the sale or exchange of certain cable television systems and investments of $358 million in the third quarter of 1999 and $6 million in the third quarter of 1998. Similarly, nine-month results include net pretax gains of $1.118 billion in 1999 and $90 million in 1998.

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

Consolidated Results

         TWE had revenues of $3.474 billion and net income of $561 million for the three months ended September 30, 1999, compared to revenues of $3.220 billion and net income of $172 million for the three months ended September 30, 1998.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)


         As previously described, the comparability of TWE's operating results for 1999 and 1998 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $358 million of net pretax gains in 1999, compared to $6 million of net pretax gains in 1998.

         TWE's net income increased to $561 million in 1999, compared to $172 million in 1998. However, excluding the effect of the nonrecurring items referred to earlier, net income increased by $54 million to $220 million in 1999 from $166 million in 1998. As discussed more fully below, this improvement principally resulted from an overall increase in TWE's business segment operating income.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $39 million and $23 million for the three months ended September 30, 1999 and 1998, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

         Filmed Entertainment-Warner Bros. Revenues increased to $1.862 billion in 1999, compared to $1.727 billion in 1998. EBITA increased to $180 million in 1999 from $161 million in 1998. Operating income increased to $150 million in 1999 from $128 million in 1998. Revenues benefited from increases in worldwide theatrical, home video and television syndication operations, offset in part by lower revenues from consumer products operations. The increase in worldwide home video revenues primarily resulted from increased sales of DVDs. EBITA and operating income increased principally as a result of improved results from worldwide theatrical, home video and television syndication operations, offset in part by lower results from consumer products operations.

         In connection with declines in the operations of certain of Warner Bros.'s retail stores, management is in the process of evaluating several strategic alternatives for its retail operations. These alternatives include the gradual reduction and updating of Warner Bros.'s store portfolio, including the transformation of some of the traditional retail outlets to smaller, more efficient stores and an increasing emphasis on e-commerce opportunities. To the extent management takes action under some of these alternatives, a non-cash charge, principally relating to the acceleration of future depreciation expense, may be required.
Management's evaluation is expected to continue through the 1999 holiday shopping season.

         Broadcasting-The WB Network. Revenues were $84 million in 1999, compared to $64 million in 1998. EBITA decreased to a loss of $24 million in 1999 from a loss of $17 million in 1998. Operating losses increased to $25 million in 1999 from $17 million in 1998. Revenues increased principally as a result of one additional night of weekly prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower television ratings for the summer repeat programming lineup. Operating losses increased principally because the revenue gains were more than offset by the combination of higher programming costs associated with the expanded programming schedule and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

         Cable Networks-HBO. Revenues increased to $540 million in 1999, compared to $505 million in 1998. EBITA and operating income increased to $138 million in 1999 from $117 million in 1998. Revenues benefited primarily from an increase in pay-television subscriptions. EBITA and operating income increased principally due to the revenue gains and increased cost savings.

         Cable. Revenues increased to $1.124 billion in 1999, compared to $1.052 billion in 1998. EBITA increased to $699 million in 1999 from $336 million in 1998. Operating income increased to $600 million in 1999 from $240 million in

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)


1998. These operating results were affected by certain cable-related transactions that occurred in 1998 (the "1998 Cable Transactions") and by net pretax gains of $358 million recognized in 1999 and $6 million in 1998 related to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation or transfer of certain operations and are described more fully in Note 8 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

         Interest and Other, Net. Interest and other, net, decreased to $185 million of expense in 1999, compared to $203 million of expense in 1998. Interest expense decreased to $138 million in 1999, compared to $145 million in 1998, principally due to interest savings associated with the Company's 1998 debt reduction efforts. Other expense, net, decreased to $47 million in 1999, compared to $58 million in 1998. The decrease principally related to lower dividend requirements on preferred stock of a subsidiary that was redeemed in March 1999.

         Minority Interest. Minority interest expense increased to $60 million in 1999, compared to $52 million in 1998. Minority interest expense increased primarily due to the allocation of a portion of the net pretax gains relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ("TWE-A/N"), a majority owned partnership of TWE, to the minority owners of that partnership. Excluding the significant effect of the gains recognized in 1999, minority interest expense decreased slightly in 1999 principally due to a higher allocation of losses to a minority partner in The WB Network.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

Consolidated Results

         TWE had revenues of $9.468 billion and net income of $1.640 billion for the nine months ended September 30, 1999, compared to revenues of $8.980 billion and net income of $435 million for the nine months ended September 30, 1998.

         As previously described, the comparability of TWE's operating results for 1999 and 1998 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $1.333 billion of net pretax gains in 1999, compared to $90 million of net pretax gains in 1998.

         TWE's net income increased to $1.640 billion in 1999, compared to $435 million in 1998. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $117 million to $482 million in 1999 from $365 million in 1998. As more fully discussed below, this improvement principally resulted from an overall increase in TWE's business segment operating income, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $94 million and $55 million for the nine months ended September 30, 1999 and 1998, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

         Filmed Entertainment-Warner Bros. Revenues increased to $4.688 billion in 1999, compared to $4.364 billion in 1998. EBITA increased to $658 million in 1999 from $401 million in 1998. Operating income increased to $567 million in

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)


1999 from $302 million in 1998. Revenues benefited from increases in worldwide theatrical, home video and television distribution operations, offset in part by lower revenues from consumer products operations. The increase in worldwide home video revenues primarily resulted from increased sales of DVDs. EBITA and operating income increased primarily from the inclusion of an approximate $215 million net pretax gain recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement. Excluding the gain, EBITA and operating income increased principally as a result of improved results from worldwide theatrical, home video and television distribution operations, offset in part by lower results from consumer products operations.

         In connection with declines in the operations of certain of Warner Bros.'s retail stores, management is in the process of evaluating several strategic alternatives for its retail operations. These alternatives include the gradual reduction and updating of Warner Bros.'s store portfolio, including the transformation of some of the traditional retail outlets to smaller, more efficient stores and an increasing emphasis on e-commerce opportunities. To the extent management takes action under some of these alternatives, a non-cash charge, principally relating to the acceleration of future depreciation expense, may be required. Management's evaluation is expected to continue through the 1999 holiday shopping season.

         Broadcasting - The WB Network. Revenues were $246 million in 1999, compared to $170 million in 1998. EBITA decreased to a loss of $95 million in 1999 from a loss of $78 million in 1998. Operating losses increased to $98 million in 1999 from $80 million in 1998. Revenues increased principally as a result of one additional night of weekly prime-time programming in comparison to the prior year, improved television ratings and advertising rate increases. Operating losses increased principally because the revenue gains were more than offset by the combination of higher programming costs associated with the expanded programming schedule and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

         Cable Networks-HBO. Revenues increased to $1.612 billion in 1999, compared to $1.526 billion in 1998. EBITA and operating income increased to $394 million in 1999 from $339 million in 1998. Revenues benefited primarily from an increase in pay-television subscriptions. EBITA and operating income increased principally due to the revenue gains, increased cost savings, and higher income from Comedy Central, a 50%-owned equity investee.

         Cable. Revenues increased to $3.312 billion in 1999, compared to $3.289 billion in 1998. EBITA increased to $2.135 billion in 1999 from $1.017 billion in 1998. Operating income increased to $1.863 billion in 1999 from $731 million in 1998. These operating results were affected by the 1998 Cable Transactions and by net pretax gains of $1.118 billion recognized in 1999 and $90 million in 1998 related to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation or transfer of certain operations and are described more fully in Note 8 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

         Interest and Other, Net. Interest and other, net, increased to $577 million of expense in 1999, compared to $550 million of expense in 1998. Interest expense decreased to $411 million in 1999, compared to $418 million in 1998, principally due to interest savings associated with the Company's 1998 debt reduction efforts. Other expense, net, increased to $166 million in 1999, compared to $132 million in 1998. This increase principally related to higher losses from certain investments accounted for under the equity method of accounting, offset in part by lower dividend requirements on preferred stock of a subsidiary that was redeemed in March 1999.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)


         Minority Interest. Minority interest expense increased to $361 million in 1999, compared to $198 million in 1998. Minority interest expense increased primarily due to the allocation of a portion of the net pretax gains relating to the sale or exchange of various cable television systems and investments owned by TWE-A/N to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense decreased slightly in 1999 principally due to a higher allocation of losses to a minority partner in The WB Network.

FINANCIAL CONDITION AND LIQUIDITY
September 30, 1999

Financial Condition

         At September 30, 1999, TWE had $6.7 billion of debt, $235 million of cash and equivalents (net debt of $6.5 billion) and $6.3 billion of partners' capital. This compares to $6.6 billion of debt, $87 million of cash and equivalents (net debt of $6.5 billion), $217 million of preferred stock of a subsidiary, $603 million of Time Warner General Partners' senior priority capital and $5.1 billion of partners' capital at December 31, 1998.

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

Cash Flows

         During the first nine months of 1999, TWE's cash provided by operations amounted to $2.205 billion and reflected $3.092 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $632 million of noncash depreciation expense and $20 million of proceeds from TWE's asset securitization program, less $394 million of interest payments, $84 million of income taxes, $54 million of corporate expenses, and $1.007 billion related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.273 billion in the first nine months of 1998 reflected $1.679 billion of EBITA from its Filmed Entertainment-Warner Bros., Broadcasting-The WB Network, Cable Networks-HBO and Cable businesses, $698 million of noncash depreciation expense and $131 million of proceeds from TWE's asset securitization program, less $419 million of interest payments, $57 million of income taxes, $54 million of corporate expenses and $705 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $540 million in the first nine months of 1999, compared to $887 million in the first nine months of 1998. The decrease principally resulted from the collection of TWE's $400 million loan to

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)


Time Warner and lower capital expenditures, offset in part by a $198 million decrease in investment proceeds relating largely to the 1998 sale of TWE's remaining interest in Six Flags Entertainment Corporation. Capital expenditures decreased to $1.009 billion in the first nine months of 1999, compared to $1.092 billion in the first nine months of 1998.

         Cash used by financing activities was $1.517 billion in the first nine months of 1999, compared to $583 million in the first nine months of 1998. The use of cash in 1999 principally resulted from the redemption of REIT Preferred Stock at an aggregate cost of $217 million, the payment of $1.116 billion of capital distributions to Time Warner and $39 million of debt reduction. The use of cash in 1998 principally resulted from the payment of $1.060 billion of capital distributions to Time Warner, offset in part by an $675 million increase in net borrowings.

         Management   believes  that  TWE's   operating  cash  flow,   cash  and
equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

         Time  Warner   Cable  has  been  engaged  in  a  plan  to  upgrade  the
technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $910 million in the nine months ended September 30, 1999, compared to $991 million in the nine months ended September 30, 1998. Cable capital spending is expected to approximate $350 million for the remainder of 1999. Capital spending by TWE's Cable division is expected to continue to be funded by cable operating cash flow.

Filmed Entertainment Backlog

         Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog of TWE's Filmed Entertainment-Warner Bros. division amounted to $2.571 billion at September 30, 1999 (including amounts relating to the licensing of film product to TWE's cable television networks of $307 million and to Time Warner's cable television networks of $612 million). This compares to $2.298 billion at December 31, 1998 (including amounts relating to the licensing of film product to TWE's cable television networks of $199 million and to Time Warner's cable television networks of $570 million).

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)


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

         The  Company's  Year 2000  initiative  continues to be conducted at the operational level by divisional project managers and senior technology executives overseen by senior divisional executives, with assistance internally as well as from outside professionals. The progress of each division through the different phases of remediation--inventorying, assessment, remediation planning, implementation and final testing--is actively overseen and reviewed on a regular basis by an executive oversight group.

         The Company, initially identified and assessed potential Year 2000 difficulties in its technological operations, including IT applications, IT technology and support, desktop hardware and software, non-IT systems and important third party operations, and distinguished those that are "mission critical" from those that are not. An item is considered "mission critical" if its Year 2000-related failure would significantly impair the ability of one of the Company's major business units to (1) produce, market and distribute the products or services that generate significant revenues for that business, (2) meet its obligations to pay its employees, artists, vendors and others or (3) meet its obligations under regulatory requirements and internal accounting controls. The Company and its divisions have identified approximately 600 worldwide, "mission critical" potential exposures. As of September 30, 1999, substantially all of the potential exposures have been identified by the divisions as Year 2000 compliant and of those that are not reported as compliant, substantially all were in the installation or final testing stages and expected to be substantially completed in all material respects by the middle of the fourth quarter of 1999. The Company, however, could experience unexpected delays. The Company is expecting to focus its attention during the fourth quarter of 1999 on conducting final integrated testing in a stable environment and on refinements and testing of its contingency and transition plans, as necessary.

        As stated above, however, the Company's business is heavily dependent on third parties, both domestically and internationally, and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Company will be unable to provide that programming to its cable customers. Because the Company is also a programming supplier, third-party signal delivery problems would affect its ability to deliver its programming to its customers. In addition, in a situation endemic to the cable industry, much of the Company's headend equipment that controls cable set-top boxes needed to be upgraded to become Year 2000 compliant. The box manufacturers and cable industry groups together developed solutions that the Company has substantially completed installing and testing in its headend equipment at its various geographic locations. The Company has attempted to include in its "mission critical" inventory significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations and has made its determinations of their state of Year 2000 readiness through various means, including questionnaires, interviews, on-site visits, system interface testing and industry group participation. The Company continues to monitor these situations. Moreover, TWE is dependent, like all large companies, on the continued functioning, domestically and internationally, of basic, heavily computerized services such as banking, telephony, water and power, and various distribution mechanisms ranging from the mail, railroads and trucking to high-speed data transmission. TWE is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant, are developing satisfactory contingency plans or that alternate means of meeting its requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Company is uncertain about the anticipated Year 2000 readiness of a significant third party, the Company is investigating available alternatives, if any.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)


         The Company currently estimates that the aggregate cost of its Year 2000 remediation program, which started in 1996, will be approximately $50 to $85 million, of which an estimated 75% to 85% has been incurred through September 30, 1999. These costs include estimates of the costs of assessment, replacement, repair and upgrade, both planned and unplanned, of certain IT and non-IT systems and their implementation and testing. The Company anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. These expenditures have been and are expected to continue to be funded from the Company's operating cash flow and have not and are not expected to impact materially the Company's financial statements.

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

         As stated above, the Company is now focusing its attention on its contingency and transition plans. It has examined its existing standard business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000-related problems. It is also developing and refining specific transition schedules and contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems outside the scope of these standard strategies. These plans are intended to provide guidance and alternatives for unanticipated failures of internal systems as well as external failures that may impede any of the Company's businesses from operating normally. The Company intends to examine its status periodically to determine the necessity of implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources across divisions.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)


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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                September 30,  December 31,
                                                                                    1999          1998
                                                                                    ----          ----
                                                                                        (millions)
ASSETS
Current assets
Cash and equivalents............................................................   $  235      $    87
Receivables, including $1.049 billion and $765 million
    due from Time Warner, less allowances of $470 and $506 million..............    2,885        2,618
Inventories.....................................................................    1,238        1,312
Prepaid expenses................................................................      223          166
                                                                                   ------       ------

Total current assets............................................................    4,581        4,183

Noncurrent inventories..........................................................    2,021        2,327
Loan receivable from Time Warner................................................        -          400
Investments.....................................................................      829          886
Property, plant and equipment...................................................    6,385        6,041
Cable television franchises.....................................................    4,823        3,773
Goodwill........................................................................    3,764        3,854
Other assets....................................................................      825          766
                                                                                  -------       ------

Total assets....................................................................  $23,228      $22,230
                                                                                  =======      =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable................................................................  $ 1,440      $ 1,473
Participations and programming costs payable....................................    1,673        1,515
Debt due within one year........................................................        6            6
Other current liabilities, including $821 and $370 million due to Time Warner...    2,075        1,942
                                                                                   ------       ------

Total current liabilities.......................................................    5,194        4,936

Long-term debt..................................................................    6,725        6,578
Other long-term liabilities, including $1.024 and $1.130
   billion due to Time Warner...................................................    3,166        3,267
Minority interests..............................................................    1,801        1,522
Preferred stock of subsidiary holding solely a mortgage note of its parent......        -          217
Time Warner General Partners' Senior Capital....................................        -          603

Partners' capital
Contributed capital.............................................................    7,338        7,341
Undistributed partnership deficit...............................................     (996)      (2,234)
                                                                                  -------       ------

Total partners' capital.........................................................    6,342        5,107
                                                                                   ------       ------

Total liabilities and partners' capital.........................................  $23,228      $22,230
                                                                                  =======      =======
See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months            Nine Months
                                                                       Ended September 30,     Ended September 30,
                                                                       ------------------      ------------------
                                                                       1999        1998        1999         1998
                                                                       ----        ----        ----         ----
                                                                                     (millions)
Revenues (a).......................................................   $3,474       $3,220      $9,468      $8,980
                                                                      ------       ------      ------      ------

Cost of revenues (a)(b)............................................   (2,362)      (2,181)     (6,266)     (6,017)
Selling, general and administrative (a)(b).........................     (607)        (577)     (1,809)     (1,761)
Gain on sale or exchange of cable systems and investments..........      358            6       1,118          90
Gain on early termination of video distribution agreement..........        -            -         215           -
                                                                      ------      -------      ------      ------

Business segment operating income..................................      863          468       2,726       1,292
Interest and other, net (a)........................................     (185)        (203)       (577)       (550)
Minority interest..................................................      (60)         (52)       (361)       (198)
Corporate services (a).............................................      (18)         (18)        (54)        (54)
                                                                      -------      ------      ------      ------

Income before income taxes.........................................      600          195       1,734         490
Income taxes.......................................................      (39)         (23)        (94)        (55)
                                                                      ------       ------      ------      ------

Net income.........................................................   $  561       $  172      $1,640     $   435
                                                                      ======       ======      ======     =======

---------------
(a)  Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:
       Revenues....................................................     $150         $227        $422        $474
       Cost of revenues............................................      (62)         (49)       (198)       (142)
       Selling, general and administrative.........................       (7)         (14)        (23)        (16)
       Gain on sale or exchange of cable systems and investments...      308            -         308           -
       Interest and other, net.....................................       (8)           1          20           6
       Corporate expenses..........................................      (18)         (18)        (54)        (54)

(b) Includes depreciation and amortization expense of:.............   $  356       $  358      $  998      $1,085
                                                                      ======       ======      ======      ======

See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months
                                                                       Ended September 30,
                                                                       ------------------
                                                                       1999        1998
                                                                       ----        ----
                                                                          (millions)
OPERATIONS
Net income.........................................................   $1,640      $  435
Adjustments for noncash and nonoperating items:
Depreciation and amortization......................................      998       1,085
Changes in operating assets and liabilities........................     (433)       (247)
                                                                      ------      ------

Cash provided by operations........................................    2,205       1,273
                                                                      ------      ------

INVESTING ACTIVITIES
Investments and acquisitions.......................................     (273)       (335)
Capital expenditures...............................................   (1,009)     (1,092)
Investment proceeds................................................      342         540
Collection of loan to Time Warner..................................      400           -
                                                                     -------      ------

Cash used by investing activities..................................     (540)       (887)
                                                                      ------      ------

FINANCING ACTIVITIES
Borrowings.........................................................    1,854       1,515
Debt repayments....................................................   (1,893)       (840)
Redemption of preferred stock of subsidiary........................     (217)          -
Capital distributions..............................................   (1,116)     (1,060)
Other..............................................................     (145)       (198)
                                                                      ------      ------

Cash used by financing activities..................................   (1,517)       (583)
                                                                      ------      ------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS........................      148        (197)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD........................       87         322
                                                                     -------      ------

CASH AND EQUIVALENTS AT END OF PERIOD..............................  $   235      $  125
                                                                     =======      ======

See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (Unaudited)

                                                                                Nine Months
                                                                             Ended September 30,
                                                                             -------------------
                                                                             1999        1998
                                                                             ----        ----
                                                                                (millions)
BALANCE AT BEGINNING OF PERIOD...........................................   $5,107      $6,333

Net income...............................................................    1,640         435
Other comprehensive income (loss)........................................        6         (21)
                                                                            ------      ------
Comprehensive income(a)..................................................    1,646         414

Stock option and tax-related distributions...............................     (383)       (746)
Distribution of Time Warner Telecom interests............................        -        (191)
Allocation of income to Time Warner General Partners' Senior Capital.....      (24)        (52)
Other....................................................................       (4)         (2)
                                                                            ------      -------

BALANCE AT END OF PERIOD.................................................   $6,342      $5,756
                                                                            ======      ======
---------------
(a)   Comprehensive income for the three months ended September 30, 1999 and
      1998 was $520 million and $167 million, respectively.

See accompanying notes.


                                       51

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

         Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), classifies its business interests into three fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

         Each of the business interests within Cable Networks, Filmed Entertainment and Cable is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) HBO and Cinemax, the leading pay television services, (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.' collection of children's cartoons and television programming, and (4) Time Warner Cable, currently the largest operator of cable television systems in the U.S.

         The operating results of TWE's various business segments are presented herein as an indication of financial performance (Note 8). Except for start-up losses incurred in connection with The WB Network, TWE's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Companies, Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's business segments amounted to $130 million and $129 million for the three months ended September 30, 1999 and 1998, respectively and $366 million and $387 million for the nine months ended September 30, 1999 and 1998, respectively.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Reclassifications

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

3.       GAIN ON SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS AND INVESTMENTS

         In 1999 and 1998, largely in an effort to enhance its geographic clustering of cable television properties, TWE sold or exchanged various cable television systems and investments. The 1999 transactions included a large exchange of cable television systems serving approximately 450,000 subscribers for other cable television systems of comparable size owned by TCI Communications, Inc., a subsidiary of AT&T Corp., and a large exchange of cable television systems serving approximately 160,000 subscribers for other cable television systems of comparable size owned by MediaOne. As a result of these transactions, the operating results of TWE include net pretax gains for the third quarter of $358 million in 1999 and $6 million in 1998. Net pretax gains for the first nine months of the year amounted to $1.118 billion in 1999 and $90 million in 1998.

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

         As a result of those transactions, Primestar began to substantially wind down its operations during the first quarter of 1999. TWE recognized its share of Primestar's 1999 losses under the equity method of accounting. Such losses are included in interest and other, net, in the accompanying consolidated statement of operations. As of September 30, 1999, Primestar has substantially completed the wind down of its operations. As such, future wind-down losses are not expected to be material to TWE's operating results.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


5.       INVENTORIES

         Inventories consist of:

                                                     September 30, 1999       December 31, 1998
                                                    --------------------      ------------------
                                                    Current    Noncurrent     Current  Noncurrent
                                                    -------    ----------     -------  ----------
                                                                        (millions)
Film costs:
   Released, less amortization.....................   $  609       $  735      $  614      $  744
   Completed and not released......................      164           64         179          76
   In process and other............................       36          324          23         572
   Library, less amortization......................        -          521           -         560
Programming costs, less amortization...............      331          377         426         375
Merchandise........................................       98            -          70           -
                                                      ------     --------      ------    --------
Total..............................................   $1,238       $2,021      $1,312      $2,327
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

         During the nine months ended September 30, 1999, TWE accrued $316 million of tax-related distributions and $67 million of stock option distributions, based on closing prices of Time Warner Inc. common stock of $60.75 at September 30, 1999 and $62.06 at December 31, 1998. During the nine months ended September 30, 1998, TWE accrued $264 million of tax-related distributions and $482 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock.
Also, during the nine months ended September 30, 1998, Time Warner Cable's business telephony operations were reorganized into a separate entity named Time Warner Telecom Inc. ("Time Warner Telecom"). In connection with that reorganization, TWE recorded a $191 million noncash distribution of its business telephony net assets to its partners based on their historical cost.

         During the nine months ended September 30, 1999, TWE paid distributions to the Time Warner General Partners in the amount of $489 million, consisting of $316 million of tax-related distributions and $173 million of stock option related distributions. During the nine months ended September 30, 1998, TWE paid the Time Warner General Partners distributions in the amount of $1.060 billion, consisting of $264 million of tax-related distributions, $217 million of stock

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


option related distributions and a $579 million distribution to the Time Warner General Partners relating to their Senior Capital interests.

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

8.       SEGMENT INFORMATION

         TWE classifies its business  interests  into three  fundamental  areas:
Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; and Cable, consisting principally of interests in cable television systems.

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

                                                Three Months             Nine Months
                                             Ended September 30,     Ended September 30,
                                             ------------------      ------------------
                                               1999        1998         1999        1998
                                               ----        ----         ----        ----
                                                               (millions)
Revenues
Filmed Entertainment-Warner Bros..........   $1,862       $1,727      $4,688      $4,634
Broadcasting-The WB Network...............       84           64         246         170
Cable Networks-HBO........................      540          505       1,612       1,526
Cable.....................................    1,124        1,052       3,312       3,289
Intersegment elimination..................     (136)        (128)       (390)       (369)
                                             ------       ------      ------      ------

Total.....................................   $3,474       $3,220      $9,468      $8,980
                                             ======       ======      ======      ======

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                       Three Months             Nine Months
                                                    Ended September 30,     Ended September 30,
                                                    ------------------      -------------------
                                                    1999        1998         1999        1998
                                                    ----        ----         ----        ----
                                                                  (millions)
EBITA(1)
Filmed Entertainment-Warner Bros.(2)..........     $180         $161      $  658      $  401
Broadcasting-The WB Network...................      (24)         (17)        (95)        (78)
Cable Networks-HBO............................      138          117         394         339
Cable(3)......................................      699          336       2,135       1,017
                                                   ----         ----      ------      ------

Total.........................................     $993         $597      $3,092      $1,679
                                                   ====         ====      ======      ======

---------------
(1)EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income for the three and nine months ended September 30, 1999, respectively, and for the corresponding periods in the prior year was $863 million and $2.726 billion in 1999 and $468 million and $1.292 billion in 1998.
(2)Includes a net pretax gain of approximately $215 million recognized in the first quarter of 1999 in connection with the early termination and settlement of a long-term home video distribution agreement.
(3)Includes net pretax gains relating to the sale or exchange of certain cable television systems of $358 million in the third quarter of 1999 and $6 million in the third quarter of 1998. Similarly, nine-month results include net pretax gains of $1.118 billion in 1999 and $90 million in 1998.

                                                        Three Months            Nine Months
                                                     Ended September 30,      Ended September 30,
                                                     -------------------      -------------------
                                                      1999        1998         1999        1998
                                                      ----        ----         ----        ----
                                                                     (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros.................    $  44         $ 48        $109        $126
Broadcasting-The WB Network......................        -            1           1           1
Cable Networks-HBO...............................        7            6          20          16
Cable............................................      175          174         502         555
                                                      ----         ----        ----        ----

Total............................................     $226         $229        $632        $698
                                                      ====         ====        ====        ====

                                                       Three Months              Nine Months
                                                     Ended September 30,      Ended September 30,
                                                     -------------------      -------------------
                                                     1999        1998         1999        1998
                                                     ----        ----         ----        ----
                                                                      (millions)
Amortization of Intangible Assets (1)
Filmed Entertainment-Warner Bros.................     $ 30         $ 33        $ 91        $ 99
Broadcasting-The WB Network......................        1            -           3           2
Cable Networks-HBO...............................        -            -           -           -
Cable............................................       99           96         272         286
                                                       ---         ----        ----        ----

Total............................................     $130         $129        $366        $387
                                                      ====         ====        ====        ====

(1)Amortization includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


9.       COMMITMENTS AND CONTINGENCIES

         TWE is subject to numerous legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE's consolidated financial statements.

10.      ADDITIONAL FINANCIAL INFORMATION
                                                            Nine Months
                                                        Ended September 30,
                                                        --------------------
                                                         1999        1998
                                                         ----        ----
                                                            (millions)
Interest expense...................................     $411        $418
Cash payments made for interest....................      394         419
Cash payments made for income taxes, net...........       84          57
Noncash capital distributions......................       67         673

         Noncash investing activities included the exchange of certain cable television systems in 1999 and 1998 (see Note 3). Noncash investing activities in the first nine months of 1998 also included the transfer of cable television systems (or interests therein) serving approximately 650,000 subscribers that were formerly owned by subsidiaries of Time Warner to the TWE-Advance/Newhouse Partnership, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests therein, as well as certain related transactions (collectively, the "TWE-A/N Transfers"). For a more comprehensive description of the TWE-A/N Transfers, see TWE's 1998 Form 10-K.

                           Part II. Other Information

Item 1.   Legal Proceedings.

         Reference is made to the various actions filed against American Family Enterprises ("AFE"), a company engaged in magazine sweepstakes solicitations which is 50% owned by a subsidiary of Time Inc., described on page I-42 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). On October 29, 1999, AFE filed for bankruptcy protection pursuant to Chapter 11 of the Bankruptcy Code. In conjunction with the bankruptcy filing, AFE has also announced a settlement in principle of the consolidated private actions presently pending against it in Federal court, the terms of which remain confidential. Private actions pending against AFE in various State courts have been stayed and Time Warner expects these actions to be resolved by the operation of the Federal court settlement and the bankruptcy proceedings. Time Warner does not expect that the outcome of the bankruptcy proceedings and the costs of settlement of such actions will be material to its future operating results and financial condition.

         Reference is made to the consolidated actions referenced as In re Compact Disc Antitrust Litigation described on pages I-40 and I-41 of Time Warner's 1998 Form 10-K. The Court has scheduled trial to commence on February 14, 2000. Plaintiffs claim substantial and treble damages against all record company defendants.

         Reference is made to the lawsuit filed by former President of Indonesia H.M. Suharto against Time Inc. Asia described on page 64 of Time Warner's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. The Indonesian Court has denied a pre-trial motion contesting jurisdiction. Further pre-trial proceedings have been scheduled and Time Inc. Asia expects that trial will commence shortly thereafter.

         Reference is made to the litigation entitled Parker, et al. v. TWE, et al., described on page I-42 of Time Warner's 1998 Form 10-K. The Court, on reconsideration of its earlier decision to grant defendants' motion to dismiss this action, as had been reported on page 50 of Time Warner's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, has now denied that motion.

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

                  (ii) Time Warner filed a Current Report on Form 8-K dated August 3, 1999 reporting in Item 5 Time Warner's consolidation, for accounting purposes, of the Entertainment Group (which substantially consists of TWE) retroactive to the beginning of 1999.

                                TIME WARNER INC.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TIME WARNER INC.
                                          (Registrant)



                                          By:    /s/ Joseph A. Ripp
                                          Name:    Joseph A. Ripp
                                          Title:   Executive Vice President and
                                                   Chief Financial Officer



Dated:    November 12, 1999

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulations S-K


Exhibit No.                Description of Exhibit



27.1 Financial Data Schedule with respect to the period ending September 30, 1999.

27.2 Restated Financial Data Schedule with respect to the period ending March 31, 1999.

27.3 Restated Financial Data Schedule with respect to the period ending June 30, 1999.