Form 10-K405
period 1999-12-31
TIME WARNER INC/
filed 2000-03-30
CIK 1021387

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.
                         COMMISSION FILE NUMBER 1-12259

                              -------------------

                                TIME WARNER INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

                   DELAWARE                                      13-3527249
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

     75 ROCKEFELLER PLAZA, NEW YORK, N.Y.                          10019
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                              -------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 484-8000

                              -------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    As of the close of business on March 14, 2000, there were 1,194,082,138 shares of registrant's Common Stock and 114,123,884 shares of registrant's Series LMCN-V Common Stock outstanding. The aggregate market value of the registrant's voting securities held by non-affiliates of the registrant (based upon the closing price of such shares on the New York Stock Exchange Composite Tape on March 14, 2000) was approximately $94.16 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           DESCRIPTION OF DOCUMENT                         PART OF THE FORM 10-K
           -----------------------                         ---------------------
Portions of the Definitive Proxy Statement to        Part III (Item 10 through Item 13)
                       be
   used in connection with the registrant's
     2000 Annual Meeting of Stockholders.

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


Included in the Form 10-K for Time Warner Inc. is a chart illustrating Time Warner Inc.'s corporate organization, providing the following information:

Time Warner Inc. owns 100% of Turner Broadcasting System, Inc. and Time Warner Companies, Inc.

Turner Broadcasting System, Inc. owns 100% of Cable Networks-TBS and Filmed Entertainment-TBS.

Time Warner Companies, Inc. owns 100% of the Publishing division, TWI Cable and the Time Warner General and Limited Partners.(1)

Time Warner General and Limited Partners own 100% of the Music division and 74.49% of Time Warner Entertainment Company, L.P. ("TWE"). TWE is also 25.51%-owned by MediaOne Limited Partner(2)

TWE owns 100% of Time Warner Cable, Cable Networks-HBO and Filmed
Entertainment-Warner Bros., and 64.8% of the TWE-A/N Partnership (Cable). The TWE-A/N Partnership is also 1.9%-owned by TWI Cable and 33-1/3%-owned by Advance/Newhouse.(3)

----------------
(1) Time Warner Companies, Inc. directly or indirectly owns 100% of the capital stock of each of the Time Warner General and Limited Partners.

(2) Pro rata priority capital and residual equity interests. In addition, the Time Warner General Partners own 100% of the priority capital interests that are junior to the pro rata priority capital interests. (See Note 4 to the Company's consolidated statements.)

(3) Direct or indirect common equity interests. In addition, TWI Cable indirectly owns preferred partnership interests.

                                     PART I

ITEM 1. BUSINESS

    Time Warner Inc. (the 'Company' or 'Time Warner') is the world's leading media and entertainment company. The Company classifies its business interests into six fundamental areas:

     Cable Networks, consisting principally of interests in cable television programming;

     Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing;

     Music, consisting principally of interests in recorded music and music publishing;

     Filmed Entertainment, consisting principally of interests in filmed entertainment, television production, and television broadcasting;

     Cable, consisting principally of interests in cable television systems; and

     Digital Media, consisting principally of interests in Internet-related and digital media businesses.

    The Company is a holding company that derives its operating income and cash flow from its investments in its subsidiaries. For convenience, the terms the 'Registrant,' 'Company' and 'Time Warner' are used in this report to refer to both the parent company and collectively to the parent company and the subsidiaries through which its various businesses are conducted, unless the context otherwise requires.

TWE

    Time Warner Entertainment Company, L.P. ('TWE') is a Delaware limited partnership that was formed in 1992 to own and operate substantially all of the business of Warner Bros., Home Box Office and the cable television businesses owned and operated by the Company prior to such date. Currently, the Company, through its wholly owned subsidiaries, owns general and limited partnership interests in 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital') of TWE and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ('MediaOne'). In accordance with the partnership's governing documents, as a result of MediaOne's August 1999 notice of intent to terminate its covenant not to compete with TWE, MediaOne's right to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited, significant matters affecting TWE as a whole. As a result of this significant reduction in MediaOne's rights, the Company consolidated TWE and certain related companies for financial reporting purposes during 1999. The termination of the covenant not to compete is necessary for MediaOne to complete its proposed merger with AT&T Corp. ('AT&T'). See also 'Management's Discussion and Analysis of Results of Operations and Financial Condition -- Investment in TWE' at page F-3.

RECENT EVENTS

    On January 10, 2000, the Company and America Online, Inc. ('America Online') announced a strategic merger of equals (the 'AOL Merger') to create the world's leading media and communications company. America Online is a world leader in interactive services, web brands, Internet technologies and electronic commerce services. The AOL Merger will be structured as an all-stock transaction pursuant to which the Company's common stockholders will receive 1.5 shares of a new holding company, to be named AOL Time Warner Inc., for each share of the Company's common stock they own. Following completion of the AOL Merger, America Online and the Company will each become a wholly owned subsidiary of AOL Time Warner Inc. America Online's stockholders will receive one share of AOL Time Warner Inc. common stock for each share of America Online common stock they own.

    Initially, half of the 16 directors of AOL Time Warner will be selected by America Online and half will be selected by Time Warner. Stephen Case, the Chairman and Chief Executive Officer of America Online, will become Chairman of the Board of AOL Time Warner and Gerald Levin, the Chairman and Chief Executive

Officer of Time Warner, will become Chief Executive Officer. AOL Time Warner will be headquartered in New York City with additional executive offices in Dulles, Virginia. Among other things, the AOL Merger is subject to regulatory approvals and the approvals of the Company's and of America Online's stockholders. Additional information on the AOL Merger is provided in 'Management's Discussion and Analysis of Results of Operations and Financial Condition -- America Online-Time Warner Merger' at pages F-2 and F-3 and in
Note 20, 'Subsequent Events -- America Online-Time Warner Merger,' to the Company's consolidated financial statements, at pages F-64 and F-65 herein.

    On January 24, 2000, the Company and Britain's EMI Group plc announced that they had agreed to combine their global music operations into two equally-owned ventures to be collectively known as Warner EMI Music. Under the agreement, Time Warner will nominate six of the new company's 11-member Board of Directors. Warner EMI Music will be headquartered in New York, with its non-U.S. operations based in London. Completion of the transaction is subject to regulatory approvals and approval by EMI shareholders. Additional information on the formation of the joint venture is provided in 'Management's Discussion and Analysis of Results of Operations and Financial Condition -- Warner-EMI Music Merger' at page F-3 herein and in Note 20, 'Subsequent Events -- Warner-EMI Music Merger' to the Company's consolidated financial statements at page F-65 herein.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K includes certain 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are naturally subject to uncertainty and changes in circumstances. Actual results may vary materially from the expectations contained herein due to changes in economic, business, competitive, technological and/or regulatory factors. More detailed information about those factors is set forth on pages F-19 and F-20 of 'Management's Discussion and Analysis of Results of Operations and Financial Condition.' Time Warner is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

                                 CABLE NETWORKS

    The Company's Cable Networks business consists principally of domestic and international basic cable networks and pay television programming services and the operation of World Championship Wrestling and sports franchises. The basic cable networks (collectively, the 'Turner Networks') owned by Turner Broadcasting System, Inc. ('TBS'), a wholly owned subsidiary, constitute the principal component of the Company's basic cable networks. TBS also operates several large advertiser-supported online sites, including the CNN family of Internet destinations. Pay television programming consists of the multichannel HBO and Cinemax pay television programming services (collectively, the 'Home Box Office Services'), operated by the Home Box Office division of TWE ('Home Box Office').

GENERAL

    The Company, through TBS, is the leading supplier of programming for the basic cable industry in the United States. The Turner Networks provide a wide variety of movies, sports, general entertainment, all-news, financial and all-sports news programming and include three of the top five rated basic cable networks in 1999. Through TWE's Home Box Office division, the Company distributes HBO, the leading domestic pay-TV service, as well as Cinemax. HBO and Cinemax offer uncut, commercial-free motion pictures and high-quality original programming, such as feature motion pictures, mini-series and television series produced specifically by or for HBO. In addition, HBO offers sporting and special entertainment events, such as concerts and comedy shows.

    The Turner Networks and the Home Box Office Services (collectively, the 'Networks') distribute their programming via cable and other distribution technologies, including satellite distribution. The Networks generally enter into separate multi-year agreements, known as affiliation agreements, with distributors that have agreed to carry such Networks. With the proliferation of new cable networks and services, competition for cable carriage on the limited available analog channel capacity has intensified.

    The programming produced for the Company's Networks is generally transmitted via satellites to receivers located at local operations centers for each affiliated cable company, or to home satellite dish receivers. Individual dish owners wishing to receive programming from one of the satellite distribution companies must purchase a consumer decoder and arrange for its activation.

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

    As a result of acquisitions and mergers in the cable television industry in recent years, the percentage of the Networks' revenue from affiliates that are large DTH distribution companies or multiple system cable operators, such as AT&T, has increased. The Networks attempt to assure continuity in their relationships with affiliates and have entered into multi-year contracts with affiliates, whenever possible. Although TBS and Home Box Office believe the prospects of continued carriage and marketing of their respective Networks by the larger affiliates are good, the loss of one or more of them as distributors of any individual network or service could have a material adverse effect on their respective businesses.

    Advertising revenue on basic cable networks is a function of the number of advertising spots sold, the 'CPM,' which is the average cost per thousand homes charged for such advertising, and market conditions. The CPM applicable to each network program varies depending upon its ratings (which measure the number of viewers delivered), the type of program and its time slot, which latter factors influence the demographics of such viewers, which are important to an advertiser. To evaluate the level of its viewing audiences, TBS utilizes the metered method of audience measurement as provided by A.C. Nielsen. Cable networks which have not achieved widespread cable system distribution are not able to achieve significant viewing levels and, as a result, do not generally command a high CPM for their advertising time.

                                TURNER NETWORKS

DOMESTIC NETWORKS

    TBS's entertainment networks include two general entertainment networks, TBS Superstation, with approximately 78.5 million subscribers in the U.S. as of December 31, 1999, and TNT, with approximately 77.1 million subscribers in the U.S.; as well as Cartoon Network, with approximately 60.9 million subscribers in the U.S.; and Turner Classic Movies, a 24-hour, commercial-free network which presents classic films from TBS's MGM, RKO and pre-1950 Warner Bros. film libraries which had approximately 37.7 million subscribers in the U.S. Programming for these entertainment networks is derived, in part, from the Company's film, made-for-television and animation libraries as to which TBS or other divisions of the Company own the copyrights, licensed programming, including sports, and original productions. In October 1999, TBS launched Turner South, a new regional entertainment network featuring movies and sitcoms from the Turner library and original programming targeted to viewers in the Southeast, as well as regional news and sports, and on April 1, 2000, TBS will launch Boomerang, a digital network featuring classic cartoons.

    TBS has acquired programming rights from the National Basketball Association (the 'NBA') to televise a certain number of regular season and playoff games on TBS Superstation and TNT through the 2001-02 season for which it has agreed to pay fees plus a share of the advertising revenues generated in excess of specified amounts. TBS Superstation also televises a certain number of baseball games of the Atlanta Braves, a major league baseball club owned by a subsidiary of TBS, for which rights fee payments are made to Major League Baseball's central fund for distribution to all Major League Baseball clubs. Through a joint venture with NBC,

TBS has also acquired rights to televise certain NASCAR Winston Cup and Busch Series races on TBS and TNT from 2001-2006. Rights fees will be paid by the TBS/NBC joint venture to NASCAR and then redistributed to owners of the tracks hosting races and to the race teams.

    CNN is a 24-hour per day cable television news service which has more than 77 million subscribers in the U.S. Together with CNN International ('CNNI'), CNN reached more than 200 million locations in 212 countries and territories as of December 31, 1999. In addition to Headline News, which provides updated half-hour newscasts throughout each day, CNN has expanded its brand franchise to include CNNfn, featuring business and consumer news; and CNN/Sports Illustrated, a venture with Sports Illustrated, a Time Warner publication, featuring sports news and features. The Company has also expanded into a number of special market networks.

    CNN operates 35 news bureaus, of which ten are located in the United States and 25 are located around the world. In addition, a network of satellite newsgathering trucks, portable satellite uplinks and a network of domestic and international broadcast television affiliates on six continents permit CNN to report live from virtually anywhere in the world. These affiliate arrangements, from which CNN obtains substantial news coverage, are generally pursuant to contracts having terms of one or more years.

INTERNATIONAL NETWORKS

    CNNI is distributed to multiple distribution platforms for delivery to cable systems, broadcasters, hotels and other viewers around the world on a network of 16 regional satellites. CNN en Espanol, a Spanish language all-news network in Latin America, as of December 31, 1999 had 8.5 million subscribers. TBS also distributes region specific versions of TNT and Cartoon Network on either a single channel basis or a combined channel basis, and Turner Classic Movies in approximately 120 countries around the world. Each such network features all or a portion of its schedule in more than one language through dubbing or subtitling.

    CNN+, a Spanish language 24-hour news network, was launched for distribution in Spain and Andorra in early 1999 in a 50/50 joint venture between TBS and Sogecable, S.A., an affiliate of Canal+. As of December 31, 1999, CNN+ reached 820,000 households. In October 1999, TBS launched CNN Turk, a Turkish language 24-hour news network, through a joint venture with the Dogan Media Group. Cartoon Network Japan is a Japanese language, all animation (including a significant amount of locally sourced, Japanese product) 24-hour network which, as of December 31, 1999, reached more than 1.6 million households. Cartoon Network Japan is a joint venture owned 40% by TBS, 40% by ITOCHU Corporation and 20% by Time Warner Entertainment Japan Inc. ('TWE Japan'), which is 37.25% owned by Time Warner.

    n-tv, a German language news network currently reaching nearly 40 million homes in Germany and contiguous countries in Europe, primarily via cable systems and satellite, is 49.8%-owned, in the aggregate, by TBS and HBO and managed by TBS. n-tv relies principally on advertising revenues and receives no compensation for its signal from cable systems. TBS also manages the Company's interest in music video channels in Germany, Hungary and Asia.

INTERNET SITES

    In addition to its cable networks, TBS operates various advertiser-supported Internet sites. Cartoon Network.com is a popular advertiser-supported site for children ages two to eleven. CNN News Group operates multiple sites, primarily through CNN Interactive. These sites are among the most-visited online destinations for news and information, with more than 6 billion pages viewed in 1999. CNN Interactive operates CNN.com as its general news service and online companion to CNN and six additional web sites, including AllPolitics.com, a U.S. political newssite produced in conjunction with Time magazine and Congressional Quarterly; myCNN.com, a personalized news site operated by Oracle technology; and additional online services in Spanish, Portuguese, Swedish, Danish, Norwegian and Italian. The CNN News Group also produces two other major news sites: CNNfn.com, a unit of CNN Financial News, and CNN/SI.com, a sports site developed jointly with Sports Illustrated.

    In addition to producing content for the Internet, CNN Interactive produces and distributes CNN digital content for other platforms and technologies, including pagers, push technology, European teletext and certain mobile telephone technologies.

                                HOME BOX OFFICE

    HBO, operated by the Home Box Office division of TWE, is the nation's most widely distributed pay television service, which together with its sister service, Cinemax, had approximately 35.7 million subscriptions as of December 31, 1999.

PROGRAMMING

    A majority of HBO's programming and a large portion of that on Cinemax consists of recently released, uncut and uncensored theatrical motion pictures. Home Box Office's practice has been to negotiate licensing agreements of varying duration for such programming with major motion picture studios and independent producers and distributors. These agreements typically grant pay television exhibition rights to recently released and certain older films owned by the particular studio, producer or distributor in exchange for a negotiated fee, which may be a function of, among other things, the films' box office performances.

    Both HBO and Cinemax are made available in a multichannel format, allowing subscribers to receive through participating distribution affiliates up to six separately programmed channels of HBO (such as HBO-Family, providing G and PG-rated programming only, or HBO-Zone, offering a younger, hipper programming mix) and four separately programmed channels of Cinemax programming (such as ThrillerMax or ActionMax).

    Home Box Office attempts to ensure access to future movies in a number of ways. In addition to its exhibition of movies distributed by Warner Bros. and its regular licensing agreements with numerous distributors, it has agreements with DreamWorks SKG, Regency Entertainment, Sony Pictures Entertainment, Inc. ('Sony Pictures') and Twentieth Century Fox Film Corporation ('Fox') pursuant to which it has acquired exclusive rights to exhibit all or a substantial portion of the films produced, acquired and/or released by these entities during the term of each agreement. Home Box Office has also entered into non-exclusive license agreements with Fox, Paramount Pictures Corporation, Sony Pictures and Walt Disney Pictures for older, library films.

    HBO also defines itself by the exhibition of award-winning pay television original movies and mini-series, sporting events such as boxing matches, sports documentaries and sports news programs, including 'Real Sports with Bryant Gumbel,' as well as dramatic and comedy specials and series, such as 'The Sopranos,' and concert events, family programming and documentaries.

OTHER INTERESTS

    Time Warner Sports, a division of Home Box Office, operates TVKO Pay-Per-View from HBO, an entity that distributes pay-per-view prize fights and other pay-per-view programming.

    In 1999, Home Box Office's own production company, HBO Independent Productions, produced 'Everybody Loves Raymond,' now in its fourth season on CBS. Divisions of Home Box Office also produce comedy programming for HBO, such as "The Chris Rock Show," and for other networks.

INTERNATIONAL

    HBO Ole, a 29.4%-owned partnership comprised of TWE (acting through its Home Box Office and Warner Bros. divisions), a Venezuelan company and two other motion picture companies, operates two Spanish-language pay television motion picture services, HBO Ole and Cinemax, which are currently distributed in Central and South America, Mexico and the Caribbean. TWE also has interests in several advertiser-supported television services distributed by HBO Ole in Latin America. HBO Brasil, another partnership in which TWE has a 23% interest, distributes Portuguese-language pay television movie services in Brazil. TWE also has a

40% interest in HBO Asia, a movie-based pay television service which, together with Cinemax, is distributed to various countries in Southeast Asia.

    In addition to the Latin American and Asian ventures, Home Box Office has interests in pay television services in Hungary, the Czech Republic, the Slovak Republic, Poland and Romania.

                      OTHER BASIC CABLE NETWORK INTERESTS

    The Company, through the Home Box Office division of TWE, holds a 50% interest in Comedy Central, an advertiser-supported basic cable television service, which provides comedy programming. Comedy Central was available in approximately 62 million homes at year-end 1999.

    The Company, through TWE, also holds a 50% interest in Court TV, which was available in approximately 37.5 million homes at year-end 1999. Court TV is an advertiser-supported basic cable television service whose newly expanded programming includes coverage of live and taped legal proceedings during the day and a mix featuring popular crime television series in syndication and real crime stories in the evening.

                                  COMPETITION

    Each of the Networks competes with other television programming services for distribution on the limited number of analog channels available on cable and other television systems. All of the Networks compete for viewers' attention with all other forms of programming provided to viewers, including broadcast networks, local over-the-air television stations, other pay and basic cable television services, home video, pay-per-view services, online activities and other forms of news, information and entertainment. In addition, the Networks face competition for programming product with those same commercial television networks, independent stations, and pay and basic cable television services, some of which have exclusive contracts with motion picture studios and independent motion picture distributors. The Turner Networks and TBS's Internet sites compete for advertising with numerous direct competitors and other media.

    The Networks' production divisions compete with other producers and distributors of programs for air time on broadcast networks, independent commercial television stations, and pay and basic cable television networks.

                           OTHER CABLE NETWORK ASSETS

WORLD CHAMPIONSHIP WRESTLING

    Through World Championship Wrestling ('WCW'), TBS produces wrestling programming for TBS Superstation and TNT, the domestic syndication markets and pay-per-view television. In addition to television programming, WCW is involved in ancillary businesses such as licensing and merchandising from which it derives revenues worldwide.

SPORTS FRANCHISES

    Through wholly owned subsidiaries, TBS owns the Atlanta Braves of Major League Baseball, the Atlanta Hawks of the National Basketball Association, and the Atlanta Thrashers of the National Hockey League. Each sports team is subject to the team rules and regulations of the league to which it belongs.

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

                                   MAGAZINES

GENERAL

    Time Inc. publishes some of the world's best-known magazines, including Time, People, Sports Illustrated, Fortune, Money, Entertainment Weekly and In Style. These magazines generally appeal to the broad consumer market.

    Each magazine published by Time Inc. has an editorial staff under the general supervision of a managing editor and a business staff under the management of a president or publisher. Many of the magazines have numerous regional and demographic editions, which contain the same basic editorial material but permit advertisers to direct their advertising to specific markets. Through the use of selective binding and ink-jet technology, magazines can create special custom editions targeted towards specific groups of readers.

    Magazine production and distribution activities are generally centralized. Fulfillment activities for Time Inc.'s magazines are generally administered from a centralized facility in Tampa, Florida. Some properties employ independent fulfillment services and make their own arrangements for production and distribution.

    Time Inc. continues to expand its core magazine businesses through the development of product extensions. These are generally managed by the individual magazines and involve new magazines, specialized editions aimed at particular readership groups, and publication of editorial content through different media, such as the Internet, books and television. Time Inc. expects to launch five new magazines in 2000, including Real Simple, a lifestyle magazine about simplifying your life slated to be launched at the end of March, and eCompany Now, a business magazine for the Internet economy developed by Fortune to be launched in early May.

    Time Inc.'s various magazines also generate revenue from their online sites through advertising, fee-based downloads of or access to premium content, selected e-commerce offerings, and the licensing of digital content.

DESCRIPTION OF MAGAZINES

    Time Inc.'s magazines and their areas of editorial focus are summarized below:

    Time summarizes the news and interprets the week's events, both national and international, across a spectrum of topics, which includes: politics, business, entertainment, sports, societal trends and health. Time for Kids is a classroom publication with editions created for students in grades 2 through 6. Time Digital, formerly a supplement of Time, is being launched as a regular frequency magazine in 2000. Time also has five weekly English-language editions that circulate outside the United States: Time Asia, Time Atlantic, Time Canada, Time Latin America and Time South Pacific.

    Sports Illustrated is a weekly newsmagazine that covers a variety of competitive sports. New venues for its editorial content have also been developed, including CNN/Sports Illustrated, a sports news cable television network and web site that is operated as a joint venture between Sports Illustrated and CNN. Sports Illustrated for Women covering women's sports, and Sports Illustrated for Kids, which is intended primarily for pre-teenagers, are also extensions of the Sports Illustrated franchise.

    People is a weekly magazine which reports on celebrities and other notable personalities in the fields of politics, sports and entertainment, or who otherwise come to prominence due to personal challenges or acts of heroism. People's most recent offspring are: People en Espanol, a Spanish-language edition aimed primarily at Hispanic readers in the United States, and Teen People, aimed at teenage readers. Who Weekly is an Australian version of People.

    Time Inc. has other magazines also directed at readers' interests in celebrities and entertainers. In Style is a monthly magazine that focuses on celebrity lifestyles and includes reports and advice on beauty and fashion.

Entertainment Weekly is a weekly magazine that includes reviews and reports on television, movies, video, music, books and multimedia.

    Fortune is a bi-weekly magazine that reports on worldwide economic and business developments and provides extensive coverage of the activities of major or noteworthy corporations and business personalities, and compiles the annual Fortune 500 list of the largest U.S. corporations. Money is a monthly magazine, that reports primarily on personal finance and provides information on topics such as investing, planning for retirement and financing children's college education. Time Inc. also publishes, under an agreement with American Express Publishing Corporation, FSB (Fortune Small Business), formerly titled Your Company, a bi-monthly magazine focusing on success stories, growth advice and operational issues for small businesses. In 1998, Time Inc. acquired Mutual Funds, a monthly magazine featuring extensive reports on mutual funds and stories about personal financial planning.

    Life is a monthly magazine that features photographic essays of important news events, prominent personalities and meaningful vignettes of the lives of ordinary people. Time Inc. has announced that Life will cease regular publication following its May 2000 issue. Life also publishes hardcover books that include contemporary and historical photographs of note from its extensive collection.

    Southern Progress Corporation ('Southern Progress') publishes several regional magazines including Southern Living, a monthly regional home, garden, food and travel magazine focused on the South; and Sunset, The Magazine of Western Living. Southern Progress also publishes the following: Cooking Light, which is published ten times a year and promotes health and fitness through active lifestyles and good nutrition; Southern Accents, a bi-monthly magazine that features architecture, fine homes and gardens, arts and travel; Coastal Living, a bi-monthly magazine for people who 'love the coast;' Progressive Farmer, a monthly regional farming magazine; and Health, a women's consumer magazine about health and fitness published nine times in 1999.

    Time Publishing Ventures, Inc. ('TPV') manages Time Inc.'s specialty publishing titles. Parents and families are addressed by the Parenting Group Inc., which publishes Parenting, Baby Talk and Family Life (acquired in 1999). TPV publishes This Old House magazine ten times a year pursuant to a licensing arrangement with public television station WGBH in Boston and based on the popular home renovation television series.

    Time Inc.'s international operations include both regional versions of some of its core magazines, including Time, People, In Style and Fortune, as well as publications whose editorial content and focus are outside the United States. Such magazines include Wallpaper, President, Dancyu and Asiaweek.

    Time Inc. also has management responsibility for most of the American Express Publishing Corporation's operations, including its core lifestyle magazines Travel & Leisure, Food & Wine and Departures.

    Time Inc. Custom Publishing is a marketing division of Time Inc. producing magazines and newsletters for corporate clients utilizing content from Time Inc. magazines and archival photography from the Time Inc. photography collection, as well as original content.

ADVERTISING

    Advertising carried in Time Inc. magazines is predominantly consumer advertising, including domestic automobile manufacturers, media and movies, computers, financial, food, and toiletries and cosmetics. In 1999, Time Inc. magazines accounted for a leading 22.6% of the total advertising revenue in consumer magazines, as measured by the Publishers Information Bureau (PIB). People, Time and Sports Illustrated were ranked 1, 2 and 3, respectively by PIB, and Time Inc. had eight of the 30 leading magazines in terms of advertising dollars.

CIRCULATION

    Circulation drives the advertising rate base, which is the guaranteed minimum paid circulation level on which advertising rates are based. Single copies of magazines are sold through retail news dealers and other outlets which are supplied by wholesalers or directly through a Time Inc. subsidiary. Time Inc.'s magazines are, however, sold primarily by subscription and delivered to subscribers through the mail. Subscriptions are sold by direct mail and online solicitation, subscription sales agencies, television and telephone solicitation and insert cards in Time Inc. magazines and other publications. A wholly owned subsidiary of Time Inc. is a 50% partner in American Family Enterprises ('AFE'), whose principal business is selling magazine subscriptions through the use of sweepstakes and other promotions.
The sale of subscriptions through AFE has declined, partly as a result of certain litigation involving AFE.

    Time Distribution Services Inc. ('TDS') is responsible for the national distribution and marketing of single copies of Time Inc. magazines and other publications. TDS distributes periodicals either directly to retailers or through a magazine wholesaler network which services retail outlets such as newsstands, supermarkets, convenience and drug stores. Warner Publisher Services Inc. ('WPS') is a major distributor of magazines and paperback books sold through wholesalers in the United States and Canada.

PAPER AND PRINTING

    Lightweight-coated paper constitutes a significant component of physical costs in the production of magazines. Time Inc. has contractual commitments to ensure an adequate supply of paper, but periodic shortages may occur in the event of strikes or other unexpected disruptions in the paper industry. During 1999, Time Inc. purchased paper principally from six independent manufacturers.

    Printing and binding for Time Inc. magazines are performed primarily by major domestic and international independent printing concerns in approximately 20 locations. Magazine printing contracts are either fixed-term or open-ended at fixed prices with, in some cases, adjustments based on certain criteria.

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

    Editorial material for its books is created by in-house staffs as well as through outside publishers. Music and video rights are acquired through outside sources and compiled internally into finished products. Time Life's domestic direct response fulfillment activities are conducted from a centralized facility in Richmond, Virginia. Fulfillment of other business lines is done through a combination of in-house and, to a lesser extent, outside fulfillment companies.

BOOK-OF-THE-MONTH CLUB

    Effective as of February 2000, Book-of-the-Month Club, Inc. ('BOMC') formed a joint venture with Bertelsmann Inc.'s Doubleday book clubs business to operate the U.S. book clubs of BOMC and Doubleday jointly. BOMC contributed to the joint venture ten of its book clubs and two continuity businesses with a combined U.S. membership of more than 4.2 million.

    Two of BOMC's clubs, Book-of-the-Month Club and Quality Paperback Book Club, are general interest clubs. Other clubs specialize in history, business, children's books, women's lifestyle, spiritual, self-help and health topics, or the books of a particular author. In addition, multimedia, audio and video products and other merchandise are offered through the clubs.

    BOMC acquires the rights from publishers to manufacture and distribute books and then has them printed by independent printing concerns. BOMC operates its own fulfillment and warehousing operations in Mechanicsburg, Pennsylvania.

                                     BOOKS

TRADE PUBLISHING

    Time Inc.'s trade publishing operations are conducted primarily by Time Warner Trade Publishing Inc. through its two major publishing houses, Warner Books and Little, Brown. In 1999, Time Warner Trade Publishing placed 36 books on The New York Times best-seller lists. Warner Books primarily publishes hardcover, mass market and trade paperback books. Little, Brown publishes general and children's trade books. Through its subsidiary, Little, Brown and Company (U.K.) Ltd., it also publishes general hardcover and mass-market paperback books in the United Kingdom.

    Time Warner Trade Publishing handles book distribution for Little, Brown and Warner Books, as well as other publishers, through its state-of-the-art distribution center in Indiana. The marketing of trade books is primarily to retail stores, online outlets and wholesalers throughout the United States, Canada and the United Kingdom. Through their combined United States and United Kingdom operations, Little, Brown and Warner Books have the ability to acquire English-language publishing rights for the distribution of hard and soft-cover books throughout the world.

    Time Warner Audiobooks develops and markets audio versions of books and other materials published by both Warner Books and Little, Brown.

OXMOOR HOUSE

    Oxmoor House, Inc., a subsidiary of Southern Progress, markets how-to books on a wide variety of topics including food and crafts. Leisure Arts, Inc., also a subsidiary of Southern Progress, is a well-established publisher and distributor of instructional leaflets, continuity books series and magazines for the needlework and crafts markets. Sunset Books, managed by Oxmoor House, markets books on topics such as building and decorating, cooking, gardening and landscaping, and travel. Sunset Books' unique marketing formula includes an extensive distribution network of home repair and garden centers.

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

                                  COMPETITION

    Time Inc.'s magazine operations compete for audience and advertising with numerous other publishers and retailers, as well as other media. These businesses compete for advertising directed at the general public and also advertising directed at more focused demographic groups.

    Time Inc.'s circulation efforts, as well as those of most other magazine publishers, have been adversely affected by developments in two principal distribution channels. The effectiveness of sweepstakes-based subscription efforts has declined significantly and recent consolidation among independent magazine wholesalers has resulted in decreased efficiencies for Time Inc. in retail magazine distribution.

    Time Inc.'s direct marketing operations compete with other direct marketers through all media for the consumer's attention. In addition to the traditional media sources for product sales, the Internet is becoming a strong vehicle in the direct marketing business.

                                     MUSIC

    The Company's worldwide recorded music and music publishing businesses are conducted under the umbrella name, Warner Music Group ('WMG'). In January 2000, the Company announced that it had entered into an agreement to combine its global music operations with that of Britain's EMI Group plc (the 'Warner-EMI Merger') to form two equally-owned ventures to be collectively known as Warner EMI Music. (See below.)

                                 RECORDED MUSIC

    In the United States, the Company's recorded music business is principally conducted through WMG's Warner Bros. Records Inc., Atlantic Recording Corporation, Elektra Entertainment Group Inc. and London-Sire Records Inc. and their affiliated labels, as well as through the WEA Inc. companies. WMG's recorded music activities are also conducted in 67 countries outside the United States through various subsidiaries, affiliates and non-affiliated licensees.

    The WEA Inc. companies include WEA Manufacturing Inc., which manufactures compact discs (CDs), audio and videocassettes, CD-ROMs and DVDs for WMG's record labels, Warner Home Video and for outside companies; Ivy Hill Corporation, which produces printed material and packaging for WMG's recorded music products as well as for a wide variety of other consumer products; and Warner-Elektra-Atlantic Corporation ('WEA Corp.'), which markets and distributes WMG's recorded music products to retailers and wholesale distributors. WMG also owns a majority interest in Alternative Distribution Alliance ('ADA'), an independent distribution company specializing in alternative rock music with a focus on new artists.

DOMESTIC

    WMG's record labels in the United States -- Warner Bros., Atlantic, Elektra and London-Sire -- each with a distinct identity, discover and sign musical artists. The labels scout and sign talent in many different musical genres, including pop, rock, jazz, country, hip hop, rap, reggae, folk, blues, gospel and Christian music. Among the artists and albums that resulted in significant U.S. sales for WMG during 1999 were: Kid Rock, Cher, Red Hot Chili Peppers, Sugar Ray, Everlast, GooGoo Dolls, Faith Hill, Metallica, Brandy, Austin Powers:
The Spy Who Shagged Me soundtrack, Jewel and Busta Rhymes.

    WMG is a vertically integrated music company. After an artist has entered into a contract with a WMG label, a master recording of the artist's music is produced and provided to WMG's manufacturing operation, WEA Manufacturing, which replicates the music primarily on CDs and audio cassettes. WEA Manufacturing is also the largest manufacturer of DVDs in the world. Ivy Hill prints material that is included with CDs and audio cassettes and creates packaging for them. WEA Corp. and ADA, WMG's distribution arms, sell product and deliver it, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. CDs and audio cassettes are also increasingly being sold directly to consumers through Internet retailers such as CDnow and amazon.com. Artists generally receive royalties based upon the sales of their recordings and music videos, and many receive non-refundable advance payments which are recoupable from such royalties.

    At the same time a record is being distributed, the label's promotion, marketing, advertising and publicity departments place advertisements in print and electronic media, work to get the new album played on the radio, reviewed and mentioned in publications and the artist booked for appearances on radio and television. If a music video featuring an artist has been produced, the video is distributed and promoted to music video outlets and often made available for viewing on Internet music sites. Label personnel may also help organize a concert tour that will further promote a new album. On January 19, 2000, WMG entered into a consent order with the staff of the Federal Trade Commission (the 'Consent Order') with respect to the FTC's investigation of the Company's practices related to minimum advertised price. Among other things, WMG has agreed that for seven years it will not make the receipt of any funds for cooperative advertising of its recorded music product contingent upon the price or price level at which such product is advertised or promoted. The Consent Order remains subject to approval by the FTC Commissioners, which has not yet been obtained.

    In addition to newly released records, each of WMG's labels markets and sells albums from their extensive catalogues of prior releases, in which the labels generally continue to own the copyright in perpetuity. Rhino Records specializes in compilations and reissues of previously released music.

    WMG also has entered into joint venture arrangements pursuant to which WMG companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by the joint ventures. Such agreements typically provide a WMG label with an equity interest and a profit participation in the venture, with financing furnished either solely by the WMG label or by both parties. Included among these arrangements are the labels Maverick, Tommy Boy, Sub Pop, Qwest and 143. WMG labels also enter into agreements with unaffiliated third-party record labels such as Curb Records to manufacture and distribute for a fee recordings that are marketed under the owner's proprietary label.

    WMG has actively pursued new media opportunities. A leader in establishing the DVD Audio format, WMG was a major force in the Madison Project, which tested the sale to consumers of digitally downloaded music, and has made investments in companies that stream recordings or music videos digitally. WMG's record labels' online sites collectively experience the second-largest traffic volume among all the major music companies.

    Through a 50/50 joint venture, WMG and Sony Music Entertainment Inc. ('Sony') have operated The Columbia House Company, a direct marketer of CDs, audio and videocassettes in North America. In July 1999, Time Warner announced an agreement with Sony to merge Columbia House with CDnow, Inc., a music and video e-commerce company. Since that time, the parties had been pursuing the receipt of regulatory approvals, but such approvals had not been received by the March 13, 2000 termination date set forth in the merger agreement and at that time the parties agreed to terminate the agreement. As a result, the merger will not occur. On terminating the merger agreement Time Warner and Sony also each elected to make an investment of $10.5 million in CDnow's common stock, in addition to the $15 million of convertible loans each committed to make on entering into the merger agreement.

INTERNATIONAL

    The Warner Music International ('WMI') division of WMG operates through various subsidiaries and affiliates and their non-affiliated licensees in 67 countries around the world. WMI engages in the same activities as WMG's domestic labels, discovering and signing artists and manufacturing, packaging, distributing and marketing their recorded music. The artists signed to WMI and its affiliates number more than a thousand. Significant album sales for WMI in 1999 were generated by the following artists: Cher, Red Hot Chili Peppers, Eric Clapton, The Coors, Madonna, Luis Miguel, Mana and Phil Collins.

    In most cases, WMI also markets and distributes the records of those artists for whom WMG's domestic record labels have international rights. In certain countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. WMI operates a plant in Germany that manufactures CDs, laser discs and vinyl records for its affiliated companies, as well as for outside companies and, as part of a joint venture, operates a plant in Australia that also manufactures CDs.

    WMI recently acquired London Records, a leading British independent recording company. Its artists include Faith No More, Fine Young Cannibals and Salt `n' Pepa.

                                MUSIC PUBLISHING

    WMG's music publishing companies own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. The catalogue includes works from a diverse range of artists and composers including Eric Clapton, Comden & Green, George and Ira Gershwin, Michael Jackson, Madonna and Cole Porter. Warner/Chappell also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Hallmark Entertainment.

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

                               WARNER-EMI MERGER

    On January 24, 2000, Time Warner and Britain's EMI Group plc announced that they had agreed to combine their global music operations into two equally-owned ventures to be collectively known as Warner EMI Music. EMI's labels include Angel/Blue Note Records, Capitol Records, Priority Records and Virgin Records. EMI's roster of artists includes Garth Brooks, Janet Jackson, The Rolling Stones and Spice Girls and its vast back catalogue includes the recordings of The Beatles, Frank Sinatra and Nat King Cole. EMI's music publishing assets include songs written by Diane Warren, Enya, Sting, Third Eye Blind, The Prodigy and Robbie Williams. The Warner EMI Music Board of Directors will consist of 11 members, six designated by Time Warner and five designated by EMI. Roger Ames, Chairman and Chief Executive Officer of WMG, will be the Chief Executive Officer, and Ken Berry, CEO of EMI Recorded Music, will be the Chief Operating Officer. Richard Parsons, President of Time Warner, and Eric Nicoli, Chairman of EMI Group plc, will serve as Co-Chairmen. The new company will be headquartered in New York with most of its non-U.S. operations based in London. Completion of the transaction is subject to certain regulatory approvals and approval by EMI shareholders. There can be no assurance that such approvals will be obtained. Additional information on the formation of the joint ventures is provided in 'Management's Discussion and Analysis of Results of Operations and Financial Condition -- Warner-EMI Music Merger' at page F-3 herein and in Note 20, 'Subsequent Events -- Warner-EMI Music Merger,' to the Company's consolidated financial statements, at page F-65 herein.

                                  COMPETITION

    The revenues of a company in the recording industry depend upon public acceptance of the company's recording artists and their music. Although WMG is one of the largest recorded music companies in the world, its competitive position is dependent on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance. The competition among record companies for such talent is intense, as is the competition among companies to sell the recordings created by these artists. The recorded music business continues to be adversely affected by counterfeiting of both audio cassettes and CDs, piracy and parallel imports and may be affected by a consumer's ability to download quality sound reproductions from the Internet without authorization from the Company. In response, the recorded music industry has engaged in a coordinated effort to develop a secure technology for digital music delivery. In addition, the recorded music business also has competition from other forms of entertainment, such as television, pre-recorded videocassettes, the Internet and computer and video games. Competition in the music publishing business is intense. Although WMG's music publishing business is one of the largest on a worldwide basis, it competes with every other music publishing company in acquiring musical compositions and in having them recorded and performed. In addition, the vast majority of WMG's music publishing revenues are subject to rate regulation either by government entities or by collecting societies throughout the world.

                              FILMED ENTERTAINMENT

    The Company's Filmed Entertainment businesses produce and distribute theatrical motion pictures, television shows, animation and other programming, distribute home video product, operate The WB Television Network, license rights to the Company's characters, operate retail stores featuring consumer products based on the Company's characters and brands and operate motion picture theaters. All of the foregoing businesses are principally conducted by Warner Bros., which is a division of TWE. The filmed entertainment business also includes New Line Cinema Corporation ('New Line') and Castle Rock Entertainment ('Castle Rock'), as well as the Turner libraries, which include Hanna-Barbera, MGM, RKO and classic Warner Bros. films and animated shorts, which businesses are wholly owned by the Company.

WARNER BROS. FEATURE FILMS

    Warner Bros. Pictures produces feature films both wholly on its own and under co-financing arrangements with others. Warner Bros. Pictures also acquires for distribution completed films produced and financed by others. Acquired distribution rights may be limited to specified territories, media and/or periods of time. The terms of Warner Bros. Pictures' agreements with independent producers and other entities are separately negotiated and vary depending upon the production, the amount and type of financing by Warner Bros., the media and territories covered, the distribution term and other factors. In some cases, producers, directors, actors, writers and others participate in the proceeds generated by the motion pictures in which they are involved.

    Warner Bros. Pictures' strategy includes building movie franchises, which will continue with the planned expansion of The Matrix into a series of films and the introduction in 2001 of the first of a series of Harry Potter motion pictures. Warner Bros. Pictures has also announced a strategic effort to release films with a diversified mix of genres, talent and budgets. In response to the rising cost of producing theatrical films, Warner Bros. Pictures has entered into a number of joint venture agreements with other companies to co-finance films, decreasing its financial risk while in most cases retaining substantially all worldwide distribution rights. During 1999, Warner Bros. Pictures released a total of 25 motion pictures for theatrical exhibition, of which six were wholly financed by Warner Bros. Pictures and 19 were produced by or with others. 1999 releases from Warner Bros. Pictures (both wholly financed and co-produced) included Analyze This, Any Given Sunday, Pokemon -- The First Movie, The Green Mile, The Matrix, Three Kings and Wild Wild West. A total of 24 motion pictures are currently slated to be released during 2000, of which four are wholly financed by Warner Bros. Pictures and 20 are produced by or with others.

    Warner Bros. Pictures' joint venture arrangements include: (i) Bel-Air Entertainment, a joint venture with Canal+ to co-finance on primarily a 50/50 basis the production, overhead and development costs of 10 to 20 motion pictures through 2003; (ii) a joint venture with Village Roadshow Pictures to co-finance under a 50/50 cost sharing arrangement the production of up to 40 motion pictures through 2005; (iii) an exclusive arrangement with Alcon Entertainment ('Alcon') under which Warner Bros. Pictures will have substantially all worldwide distribution rights in a minimum of 10 motion pictures produced and financed by Alcon; and (iv) an arrangement with a wholly owned subsidiary of Universal Pictures ('Universal') to co-finance on a 50/50 basis through 2000 certain motion pictures produced or acquired by Castle Rock, a subsidiary of Time Warner, under which Warner Bros. and Universal each acquire distribution rights in the U.S. and Canada to half of the Castle Rock pictures produced under this arrangement and international distribution rights to the other half on an alternating basis.

    Warner Bros. Pictures has distribution servicing agreements with Morgan Creek Productions Inc. ('Morgan Creek') through June 2003 pursuant to which, among other things, Warner Bros. provides domestic distribution services for all Morgan Creek pictures and certain foreign distribution services for selected pictures. Warner Bros. Pictures will also distribute eight motion pictures produced by Franchise Entertainment LLC through its domestic servicing arrangements with Morgan Creek.

NEW LINE, CASTLE ROCK AND OTHER FILMED ENTERTAINMENT

    Theatrical films are also produced and distributed by New Line and Castle Rock, which are wholly owned subsidiaries of TBS. New Line is a leading independent producer and distributor of theatrical motion pictures with two film divisions, New Line Cinema and Fine Line Features. New Line's 1999 releases included the hit Austin Powers: The Spy Who Shagged Me. A total of 24 motion pictures are currently slated for theatrical release by New Line during 2000. Certain of Castle Rock's films are currently being co-financed and distributed under an arrangement with Warner Bros. and Universal (see, 'Warner Bros. Feature Films' above).

    Castle Rock Television produced the critically acclaimed and highly rated Emmy Award-winning series Seinfeld, which is distributed by a third party for a fee. Distributed throughout the world, Seinfeld began its first domestic syndication cycle in September 1995, and in 1998 it was successfully sold to broadcast television stations for a second syndication cycle commencing in 2001 as well as to TBS Superstation for basic cable exhibition commencing in 2002.

    TBS's filmed entertainment also includes the Hanna-Barbera, MGM and RKO libraries, with distribution and licensing handled by Warner Bros.

HOME VIDEO

    Warner Home Video ('WHV') distributes for home video use pre-recorded videocassettes and DVDs containing the filmed entertainment product of the Company's Warner Bros. Pictures, WarnerVision Entertainment, Castle Rock, New Line Cinema and Home Box Office divisions. WHV also distributes other companies' product for which it has acquired the rights, including the distribution of DVDs on behalf of Disney in Europe, the Middle East, Africa and Australia. Under distribution agreements, WHV licenses video product and shares in revenues generated by its customers.

    WHV sells its product in the United States and in major international territories to retailers and wholesalers through its own sales force, with warehousing and fulfillment handled by divisions of Warner Music Group and third parties. In some international countries, WHV's product is distributed through licensees. Videocassette product is manufactured under contract with independent duplicators. DVD product is replicated by Warner Music Group companies and third parties.

    In North America, WHV released five titles on videocassette for home rental in 1999 with sales and licensed units exceeding one million units each: The Matrix, Analyze This, Deep Blue Sea, Message in a Bottle and Rush Hour. Additionally, WHV released 10 titles on videocassette in the North American sell-through market that generated sales of more than one million units each. Internationally, the following titles, among others, generated substantial home video revenues in 1999: The Matrix, You've Got Mail, Lethal Weapon 4 and A Perfect Murder.

    DVDs, capable of storing large volumes of digitized information -- enough storage capacity for two full-length feature films on a double-sided or dual-layered disc -- further increased their presence in the North American and international markets during 1999. Since the inception of the format, WHV has released over 500 titles on DVD in North America, of which 25 have generated sales of more than 250,000 units each, headed by The Matrix, with sales in excess of two million units. WHV is currently benefitting by releasing in DVD format both first-run feature motion pictures and titles from WHV's extensive catalogue.

TELEVISION

    Warner Bros. is one of the world's leading suppliers of television programming. Warner Bros. both develops and produces new television series, made-for-television movies, mini-series, reality-based entertainment shows and animation programs and also distributes television programming for exhibition on all U.S. networks, syndicated domestic television, cable syndication and a growing array of international television distribution outlets. The distribution library owned or managed by Warner Bros. currently has approximately 5,700 feature films, 32,000 television titles, 12,000 animated titles and 1,500 classic animated shorts.

    Warner Bros.' television programming is primarily produced by Warner Bros. Television ('WBTV'), which produces primetime dramatic and comedy programming for the major networks, and Telepictures Productions ('Telepictures'), which specializes in reality-based and talk/variety series. Returning network primetime series from WBTV include, among others, ER, Friends, The Drew Carey Show, Whose Line Is It Anyway? and For Your Love, along with WBTV's newest series, The West Wing. Telepictures is responsible for the development and production of original programming primarily for syndicated television. In this capacity, Telepictures has successfully launched, among others, The Rosie O'Donnell Show.

    Warner Bros. Animation ('WBA') is responsible for the creation, development and production of contemporary television and feature film animation, as well as for the creative use and production of classic animated characters from Warner Bros.', TBS's and DC Comic's libraries, including Looney Tunes and the Hanna-Barbera libraries. Animation programming is important to the Company as a foundation for various product merchandising and marketing revenue streams as well as being an important source of initial and on-going programming for various distribution outlets, including those owned by the Company (including Cartoon Network and Kids' WB!).

    WBA continues to be a leading producer of original children's animation programming, including the series Batman Beyond and various direct-to-video projects, and also continues to distribute the popular Pokemon animated series in the U.S.

    The expansion of off-network, pay-per-view, pay and basic cable and satellite broadcasting has increased distribution opportunities for the Warner Bros. and TBS libraries. A typical sale of a new series produced by or for WBTV to a major domestic network grants that network an option to carry such series for four years, after which time WBTV can enter into a new license agreement with that or any other network as well as license the already-broadcast episodes into off-network syndication (broadcast and/or cable). New series are also licensed concurrently into the international marketplace and can, after a short period of time, be sold in part or in whole on home video. Warner Bros.' domestic distribution operation handles the launching and supporting of first-run series produced directly for syndication, as well as the sale of movie packages, off-network syndication strips (in which shows originally produced for weekly broadcast on a network are aired five days a week), and reruns of classic television series for cable and satellite broadcasting.

    Warner Bros. International Television Distribution ('WBITD') is the world's largest distributor of feature and television programming for television exhibition outside of the United States. WBITD distributes programming in more than 175 countries and in more than 40 languages. The introduction of new technologies and programming services throughout the world has created many new opportunities for WBITD. In conjunction with these new services seeking Warner Bros.' programming, WBITD has formed strategic alliances with some of the world's leading satellite, cable and over-the-air television broadcasters, and is also active in the development and production of both English and local language television programming with international partners.

BACKLOG

    Backlog represents the future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, network, basic cable and syndicated television exhibition. Backlog for all of Time Warner's filmed entertainment companies amounted to $3.595 billion at December 31, 1999, compared to $2.934 billion at December 31, 1998 (including amounts relating to the intercompany licensing of film product to Time Warner's cable television networks of $1.176 billion and $995 million as of December 31, 1999 and December 31, 1998, respectively). The backlog excludes advertising barter contracts.

THE WB TELEVISION NETWORK

    The WB Television Network ('The WB') completed its fifth year of broadcast operations in January 2000. During the l999/2000 broadcast season, The WB expanded its primetime program line-up to six nights and is now airing 13 hours of series programming from Sunday to Friday nights. The network's line-up includes the family series 7th Heaven, as well as programming aimed at a teen and young adult audience, such as Dawson's Creek, Charmed, Buffy the Vampire Slayer, Felicity, Roswell, Popular and Angel.

    The WB's children's network, Kids' WB!, airs 19 hours of programming per week with programming on weekday mornings, weekday afternoons and Saturday mornings led by Pokemon, the No. 1-rated Saturday morning children's animation series.

    As had been anticipated, during the fourth quarter of 1999 the WGN Superstation discontinued its carriage of The WB programming and, as a result, the total TV household coverage of The WB was reduced from approximately 90% to 83%. Seventy primary broadcast affiliates together with eight cable-only affiliates provide coverage for The WB in the top 99 markets. Additional coverage of approximately
5.4 million homes is provided by The WB 100+ Station Group, a partnership with broadcast affiliates and cable operators in markets 100-212 that provides The WB and syndicated programming to those markets.

    Tribune Broadcasting owns a 22.25% interest in The WB. Key employees of The WB hold an 11% interest in the network.

CONSUMER PRODUCTS AND STUDIO STORES

    Warner Bros. Consumer Products licenses rights in both domestic and international markets to the names, photographs, logos and other representations of characters and copyrighted material from the films and television series produced or distributed by Warner Bros., including the superhero characters of DC Comics, Hanna-Barbera characters, Turner classic films and the literary phenomenon Harry Potter.

    Warner Bros. Studio Stores operates 146 stores in the United States. Fifty-four other stores are owned and operated by franchisees in 14 countries or territories throughout the world. Warner Bros. Studio Stores has recently commenced a plan to improve the performance of its stores, which includes the closing of underperforming stores, the modification of other stores into smaller, more efficient operations and the exploitation of potential e-commerce opportunities. See also 'Management's Discussion and Analysis of Results of Operations and Financial Condition,' at pages F-9 and F-10 and Note 3, 'Filmed Entertainment Transactions -- 1999 Warner Bros. Retail Stores Write-Down,' to the Company's consolidated financial statements at page F-36 herein for additional information.

THEATERS

    Through joint ventures, Warner Bros. International Theatres at December 31, 1999 operated 107 multi-screen cinema complexes with 975 screens in 7 foreign countries, including 30 theaters in Australia, 27 in the United Kingdom, 28 in Japan, 10 in Portugal, 6 in Italy, 5 in Spain and 1 in Taiwan. In January 2000, a partnership of a Warner Bros. affiliate and Viacom repurchased out of bankruptcy a chain of theaters located in Colorado and California. The partnership is in the process of disposing of a substantial number of the acquired sites and may retain and operate a select few located primarily in southern California.

                           OTHER ENTERTAINMENT ASSETS

THEME PARKS

    During 1999, Warner Bros. sold its interests in movie-related theme parks in Germany and Spain to Premier Parks while retaining its interest in three parks in Australia. Warner Bros. will continue to license its animated cartoon and comic book characters to Premier's Six Flags theme parks in the United States and Canada and has granted new licenses to Premier Parks for parks in Europe and Central and South America.

DC COMICS AND MAD MAGAZINE

    TWE and a wholly owned subsidiary of Time Warner each own a 50% interest in DC Comics. DC Comics publishes more than 60 regularly issued comics magazines, among the most popular of which are Superman, Batman, Wonder Woman and The Sandman, as well as collections sold as books. DC Comics also derives revenues from motion pictures, television, product licensing, books for juvenile and adult markets and foreign publishing.

    Time Warner wholly owns E.C. Publications, Inc., the publisher of MAD, a magazine featuring articles of humorous and satirical interest, which is regularly published 12 times a year and also in periodic special editions.

                                  COMPETITION

    The production and distribution of theatrical motion pictures, television and animation product and videocassettes/videodiscs/DVDs are highly competitive businesses, as each competes with the other for viewers' attention, as well as with other forms of entertainment and leisure time activities, including video games, the Internet and other computer-related activities. Furthermore, there is increased competition in the television industry evidenced by the increasing number and variety of broadcast networks and basic cable and pay television services now available. There is active competition among all production companies in these industries for the services of producers, directors, writers, actors and others and for the acquisition of literary properties. With respect to the distribution of television product, there is significant competition from independent distributors as well as major studios. Revenues for filmed entertainment product depend in part upon general economic conditions, but the competitive position of a producer or distributor is still greatly affected by the quality of, and public response to, the entertainment product it makes available to the marketplace. Network television is extremely competitive as networks seek to attract audience share, television stations for affiliation, advertisers and broadcast rights to television programming. Warner Bros. competes in its character merchandising and other licensing and retail activities with other licensors and retailers of character, brand and celebrity names. Warner Bros.' operation of theaters is subject to varying degrees of competition with respect to obtaining films and attracting patrons.

                                     CABLE

    The Company's Cable business consists principally of interests in cable television systems that are generally managed by Time Warner Cable, a division of TWE. Of the approximately 12.6 million subscribers served by the Company at December 31, 1999, approximately 1.8 million are in systems owned by TWI Cable Inc. ('TWI Cable'), a wholly owned subsidiary of Time Warner, and approximately
10.8 million are in systems owned or managed by TWE. TWE's cable systems include approximately 6.7 million subscribers in a joint venture between TWE and Advance/Newhouse known as TWE-A/N. TWE-A/N is owned 33.3% by Advance/Newhouse, 64.8% by TWE and 1.9% by TWI Cable. Time Warner Cable generally manages all such systems and receives a fee for management of the systems owned by TWI Cable and TWE-A/N.

                               SYSTEMS OPERATIONS

    Time Warner Cable is one of the largest operators of cable television systems in the United States with approximately 90% of its customers served by clustered cable systems (as described below) with 100,000 subscribers or more.

    Over the past several years, Time Warner Cable has pursued a strategy of upgrading its existing cable systems generally to 750 MHz capability, based on a hybrid fiber optic/coaxial cable architecture. Upgraded systems can deliver increased channel capacity and provide two-way transmission capability, with improved network management systems. Upgrading also permits Time Warner Cable to roll out new and advanced services, including digital and high-definition television ('HDTV') programming, high-speed Internet service, video-on-demand, telephony and other services. See 'New Cable Services' below.

    Time Warner Cable entered into a Social Contract with the Federal Communications Commission ('FCC') in 1996 that required upgrades of generally all domestic systems managed by Time Warner Cable by December 31, 2000. Of those cable systems which are covered by the Social Contract, approximately 85% had completed upgrades by December 31, 1999 and average analog channel capacity had increased from approximately 50 channels to approximately 75 channels. The total capital investment to be made by Time Warner Cable for the upgrades is estimated to be approximately $4 billion of which, by the end of 1999 approximately $3.75 billion had been spent.

    Apart from upgrades, Time Warner has made over $350 million of additional capital available to Time Warner Cable in 2000 to accelerate the rollout of its digital and Internet services, in order to take advantage of the positive customer response rates and to better position itself against competitive services such as DTH satellite services.

    As of December 31, 1999, Time Warner Cable had 34 distinct geographic system groupings serving more than 100,000 subscribers. This clustering strategy has enabled, among other things, significant cost and marketing efficiencies, more effective pursuit of local and regional cable advertisers, the development of local news channels and the roll-out of advanced services over a geographically concentrated customer base.

    In 1999, Time Warner Cable (i) closed a series of asset exchanges with certain subsidiaries of AT&T (successor to TCI) under which AT&T received systems serving approximately 575,000 subscribers in areas not strategic to Time Warner Cable and Time Warner Cable received systems of comparable aggregate size adjacent to or near major clusters in Florida, Hawaii, Maine, New York, Ohio, Texas and Wisconsin and (ii) exchanged cable television systems serving approximately 314,000 subscribers in Boston and Atlanta for other systems of comparable aggregate size owned by MediaOne in Ohio, Maine and Palm Springs, CA. Time Warner Cable also in 1999 obtained sole control of partnerships previously held with Fanch Communications, retaining cable television systems serving approximately 158,000 subscribers and approximately $280 million of cash, and releasing interests in other systems owned by such partnerships. Time Warner Cable has agreed to exchange its Indianapolis system (approximately 120,000 subscribers) for Comcast's Tallahassee and Lake County, Florida systems (approximately 130,000 subscribers) in an asset exchange expected to close in the first half of 2000.

FRANCHISES

    Cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement or completion of construction; conditions of service, including number of channels, provision of free services to schools and other public institutions; and the maintenance of insurance and indemnity bonds. Cable franchises are subject to various federal, state and local regulations. See 'Regulation and Legislation' below.

PROGRAMMING

    Programming is generally made available to customers through programming tiers, which are packages of different programming services provided for prescribed monthly fees. The available analog channel capacity of Time Warner Cable's systems has been expanding as system upgrades are completed. As Time Warner Cable rolls out digital services in its systems, the number of channels of video programming a customer may elect to receive are further increased such that over 150 video channels are available.

    Video programming available to customers includes local and distant broadcast television stations, cable programming services like CNN, TNT and ESPN, and premium cable services like HBO, Cinemax, Showtime and Starz! The terms and conditions of carriage of programming services are generally established through affiliation agreements between the programmers and Time Warner Cable. Many programming services impose a monthly license fee per subscriber upon the cable operator. Programming costs generally have been increasing sharply in recent years and depending on the terms of any specific agreement, the cost of providing any cable programming service may continue to rise. While Time Warner Cable sometimes has the right to cancel contracts, and can in any event refuse to renew them, it is unknown whether the loss of any one popular supplier would have a material adverse effect on Time Warner Cable's operations.

SERVICE CHARGES AND ADVERTISING

    Subscribers to the Company's cable systems are charged monthly fees based on the level of service selected, which fees in some cases include equipment charges. A one-time installation fee is generally charged for connecting subscribers to the cable television system. Although regulation of certain cable programming rates ended on March 31, 1999, rates for 'basic' programming and for equipment and installation continue to be regulated pursuant to federal law. See 'Regulation and Legislation' below.

    Subscribers may purchase premium programming services and, in certain systems, other per-channel services, for an additional monthly fee for each such service, with discounts generally available for the purchase of more than one service. Pay-per-view programming offers movies and special events, such as boxing, for a separate charge. Time Warner Cable's systems increasingly offer pay-per-view services on an 'impulse' basis, permitting a subscriber to place an order over the cable system through his or her remote control or cable set-top box.

    Subscription revenues continue to account for most of Time Warner Cable's revenues, with pay-per-view and premium services contributing additional revenues. Subscribers may discontinue purchasing services at any time.

    Time Warner Cable also generates revenue by selling advertising time to national, regional and local businesses. Cable television operators receive an allocation of advertising time availabilities on certain cable programming services into which commercials can be inserted at the local system level. The clustering of Time Warner Cable's systems expands the share of viewers that Time Warner Cable reaches within a local DMA (Designated Market Area), which helps local ad sales personnel to compete more effectively with broadcast and other media. In addition, in many localities, contiguous cable system operators have formed advertising interconnects to deliver locally inserted commercials across wider geographic areas, replicating the reach of the broadcast stations as much as possible. Twenty-two of Time Warner Cable's 39 field divisions participate in a cable advertising interconnect.

                              LOCAL NEWS CHANNELS

    Time Warner Cable operates, alone or in partnerships, 24-hour local news channels in New York City (NY1 News), Tampa Bay (Bay News 9), Orlando (Central Florida News 13), Rochester, NY (R/News) and Austin (News 8 Austin). Preparations to launch news channels are underway in two other large systems.

                               NEW CABLE SERVICES

DIGITAL CABLE SERVICES

    During 1999, Time Warner Cable began an aggressive roll-out of digital cable service in many of its cable systems. As of December 31, 1999, Time Warner Cable had approximately 430,000 digital service subscribers. Currently 30 of Time Warner Cable's field divisions are offering digital cable, while the remaining major divisions are expected to commence offering digital service in 2000. The digital format of the signals allows them to be compressed so that they occupy less bandwidth, which substantially increases the number of channels that can be provided over a system. The digital set-top boxes delivered to subscribing customers will offer a digital programming tier with up to 100 networks, CD quality music services, more pay-per-view options, more channels of multiplexed premium services, a digital interactive program guide, and other features such as parental lockout options.

ROAD RUNNER

    In 1998, TWE, TWE-A/N, TWI Cable, MediaOne, and subsidiaries of Microsoft Corp. ('Microsoft') and Compaq Computer Corp. ('Compaq') formed a joint venture to operate and expand Time Warner Cable's and MediaOne's then-existing high-speed online service business (the 'Road Runner Joint Venture'). The Road Runner cable service provides high-speed Internet access and also offers content optimized for broadband-capable networks. Road Runner affiliates with local cable television system operators, principally Time Warner Cable and MediaOne, in exchange for a percentage of the cable operator's retail revenue from subscribers for the Road Runner service. Customers connect their personal computers to the cable operators' two-way hybrid fiber optic/coaxial cable system which, together with Road Runner's backbone network, enables customers to access the Internet and Road Runner's content at speeds much greater than traditional telephone modems.

    As of December 31, 1999, the Road Runner Joint Venture had affiliations in 37 localities and was available to approximately 13 million homes passed by cable, and the service had approximately 550,000 subscribers (of which approximately 330,000 are in Time Warner Cable systems). The Road Runner service has been launched by Time Warner Cable in 23 of its 39 field divisions including New York City. Roll-outs will continue during 2000. After conversion of all outstanding preferred interests, the Road Runner Joint Venture is owned 8.6% by

TWI Cable, 20% by TWE, 26.3% by TWE-A/N, 25.1% by MediaOne, 10% by Microsoft and 10% by Compaq. See also Note 2, 'Cable Transactions -- Road Runner Joint Venture' to the Company's consolidated financial statements at pages F-34 and F-35 herein.

    The Road Runner affiliates, including Time Warner Cable, have given the Road Runner service certain rights of exclusivity with regard to high-speed Internet services to residential subscribers' personal computers. However, as part of the Company's ongoing discussions in connection with the proposed AOL Merger, the Company has pledged to enter into agreements to provide multiple Internet service providers (ISPs) on its cable systems, subject to existing contractual limitations and partnership obligations; and the Company will endeavor to reach accommodations with third parties to permit the implementation of multiple ISP services as quickly as possible.

HDTV

    Pursuant to FCC order, television broadcast stations have been granted additional over-the-air spectrum to provide, under a prescribed roll-out schedule, high definition and digital television signals to the public. Time Warner Cable's upgraded hybrid fiber optic/coaxial cable architecture should provide a technologically superior means of distributing HDTV signals. To date, Time Warner Cable has agreed to carry the high-definition television signals and other digital signals that will be broadcast by television stations owned and operated by the CBS and Fox networks; and Time Warner Cable is seeking similar arrangements with other broadcasters. Time Warner Cable is also carrying the HDTV version of HBO in certain areas.

VIDEO-ON-DEMAND

    By adding digital servers and software to its digital television service platform, Time Warner Cable will be able to offer network-based 'true' video-on-demand services, including 'virtual' VCR features such as pause, rewind and fast forward. Time Warner Cable began testing of video-on-demand equipment in 1999 in its Austin, Tampa Bay and Hawaii systems, and launched video-on-demand service on a limited basis to customers in certain areas of Hawaii in December 1999. Additional testing and launches in two or three additional locations are expected in 2000.

                                   TELEPHONY

    Time Warner Telecom Inc. ('Time Warner Telecom') is a facilities-based integrated communications provider that offers a wide range of business telephony services in selected metropolitan areas across the United States. Time Warner Telecom was formed in 1998 through a restructuring of the business telephony operations of Time Warner Cable. Following Time Warner Telecom's initial public offering of equity securities in May 1999, the Company's aggregate interest in Time Warner Telecom as of December 31, 1999 was diluted to approximately 48% of the equity.

    Time Warner Telecom's customers are principally medium and large-sized telecommunications-intensive business end-users, long distance carriers, Internet service providers, wireless communications companies and governmental entities. Such customers are offered a wide range of integrated telecommunications services, including dedicated transmission, local switched data and video transmission services and certain Internet services. Its networks have been constructed to date primarily through licensing the use of fiber capacity from Time Warner Cable.

    Time Warner Cable is continuing to evaluate the most efficient and effective way to offer residential telephony services to consumers, and is presently exploring a strategy focused on Internet protocol, rather than circuit-switched, telephony.

                                 INTERNATIONAL

    During 1999, TWE and TWE-A/N sold their interests in two cable systems in France and, in addition, sold their interests in two cable and Internet access services in Japan. As a result, Time Warner Cable no longer holds any interests in cable systems outside the United States.

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

    DTH. DTH services offer pre-packaged programming services that can be received by relatively small and inexpensive receiving dishes. As of December 1999, satellite-delivered DTH services were reported to be serving over 11 million subscribers. (In addition to DTH, most cable programming is available to owners of larger, more expensive C-Band satellite dishes.) Congress has recently enacted legislation allowing carriage of local broadcast signals by DTH providers under a copyright compulsory license similar to that granted to cable television operators. DirectTV and Echostar have commenced offering local broadcast signals in major metropolitan areas, with additional rollouts scheduled. The ability of DTH providers to deliver local broadcast signals reduces one advantage that cable operators previously had over DTH providers.

    MMDS/Wireless Cable. Wireless cable operators, including digital wireless operators, use microwave technology to distribute video programming. Wireless cable operators reportedly served over 800,000 subscribers nationwide as of June 1999.

    SMATV. Additional competition comes from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments with local broadcast signals and many of the same satellite-delivered program services offered by franchised cable television systems. The operators of these private systems, known as SMATV systems, often enter into exclusive agreements which preclude cable television operators from serving residents of such private complexes, where state law permits.

    Overbuilds. Under the 1992 Cable Act, franchising authorities are prohibited from unreasonably refusing to award additional franchises. There are an increasing number of overlapping cable systems operating in Time Warner Cable franchise areas. Municipalities themselves are authorized to operate cable systems without a franchise and two municipally-owned systems are presently in operation in Time Warner Cable franchise areas.

    Telephone Companies. The 1996 Telecommunications Act eliminated the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas (subject to the restriction against acquisition of greater than 10% of existing cable systems described under 'Regulation and Legislation -- Ownership,' below). Telephone companies are now free to enter the retail video distribution business, including through DTH, MMDS and SMATV, as traditional franchised cable system operators, or as operators of 'open video systems' subject to certain local authorizations and local fees.

    Additional Competition. In addition to multichannel video providers, cable television systems compete with all other sources of news, information and entertainment including over-the-air television broadcast reception, live events, movie theaters, home video products, and the Internet. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems.

    'On-Line' Competition. Time Warner Cable's systems face competition from a variety of companies that service customers with various other forms of 'on-line' services, including DSL high-speed Internet access services and dial-up services over ordinary telephone lines. Monthly prices of these ISPs are often comparable to cable offerings. Other developing new technologies, such as Internet access via satellite or wireless connections, compete with cable and cable on-line services as well.

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

                         PROGRAMMING AND CABLE NETWORKS

    Under the 1992 Cable Act, the FCC has issued regulations which generally prohibit vertically integrated programmers, which include the Turner Networks and the Home Box Office Services, from offering different prices, terms, or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the regulations. The rules also place certain restrictions on the ability of vertically integrated programmers to enter into exclusive distribution arrangements with cable operators.

    The Telecommunications Competition and Deregulation Act of 1996 (the '1996 Telecommunications Act') contains certain provisions relating to violent and sexually explicit programming. In addition to requiring manufacturers to build television sets with the capability of blocking certain coded programming (the so-called 'V-chip'), pursuant to the 1996 Telecommunications Act the cable and broadcasting industries developed voluntary ratings for video programming containing violent, sexually explicit or other indecent content and agreed to voluntarily transmit signals containing such ratings.

                                     CABLE

    The following discussion summarizes the significant federal, state and local laws and regulations affecting the Company's cable television systems operations.

    Federal Laws. The Cable Communications Policy Act of 1984 ('1984 Cable Act'), the 1992 Cable Act and the 1996 Telecommunications Act are the principal federal statutes governing the cable industry. These statutes regulate the cable industry, among other things, with respect to: (i) cable systems rates for basic service, equipment and installation; (ii) programming access and exclusivity arrangements; (iii) access to cable channels for public, educational and governmental programming; (iv) leased access terms and conditions;
(v) horizontal and vertical ownership of cable systems; (vi) consumer protection and customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage requirements and retransmission consent;
(ix) technical standards; and (x) privacy of customer information.

    Rate Regulation. Under federal laws, nearly all cable television systems are subject to local rate regulation for basic service pursuant to a formula established by the FCC and enforced by local franchising authorities. The 1992 Cable Act required the FCC to review rates for nonbasic service tiers, known as 'cable programming service tiers' ('CPST'), comprised of cable programming services other than per-channel or per-program services. However, pursuant to the 1996 Telecommunications Act, regulation of CPST rates terminated on March 31, 1999. Regulation of basic service rates also ceases for any cable system subject to 'effective competition.' The 1996 Telecommunications Act expanded the definition of 'effective competition' to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct-to-home ('DTH').

    The FCC's rate regulations employ a benchmark system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or significantly upgrades its system.

    Local franchising authorities are empowered to order a reduction of existing rates that exceed the maximum permitted level for basic service and associated equipment, and refunds can be required.

    Carriage of Broadcast Television Signals. The 1992 Cable Act allows commercial television broadcast stations that are 'local' to a cable system to elect every three years either to require the cable system to carry the station, subject to certain exceptions, or to negotiate for 'retransmission consent' to carry the station. Broadcast stations may seek monetary or non-monetary compensation in return for granting retransmission consent. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions. Unlike commercial stations, non-commercial stations are not given the option to require negotiation of retransmission consent. In addition, cable systems must obtain retransmission consent for the carriage of all 'distant' commercial broadcast stations, except for certain 'superstations,' i.e., commercial satellite-delivered independent stations such as WGN. Time Warner Cable has obtained retransmission consent agreements of at least three year terms with the majority of broadcasters, but certain broadcasters have only granted short-term arrangements to permit continued negotiations. If the parties cannot agree on retransmission consent terms, Time Warner Cable may be forced to delete the subject programming from one or more of its systems for an indefinite period. The next three-year election between mandatory carriage and retransmission consent for local commercial television stations will occur on October 1, 2002.

    Deletion of Certain Programming. Cable television systems that serve 1,000 or more customers must delete the simultaneous or nonsimultaneous network programming of a distant station upon the appropriate request of a local television station holding local exclusive rights to such programming. FCC regulations also enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or 'black out' such programming from non-local television stations which are carried by the cable system.

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

    Ownership. The 1996 Telecommunications Act repealed the 1984 Cable Act's restrictions on local exchange telephone companies ('LECs') from providing video programming directly to customers within their local exchange telephone service areas. With certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecommunications Act also authorized LECs and others to operate 'open video systems' ('OVS') which are not subject to the full array of regulatory obligations imposed on traditional cable systems, although OVS operators can be required to obtain a franchise by a local governmental body and/or to make payments in lieu of cable franchise fees. A number of separate entities have been certified to operate open video systems in areas where the Company operates cable systems, including New York City, Milwaukee, Kansas City and a number of cities in Texas.

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

    The 1992 Cable Act directed the FCC to adopt so-called subscriber-limit rules, establishing reasonable limits on the number of cable subscribers an operator may reach through systems in which it holds an attributable interest. The FCC has promulgated a rule imposing a limit of 30% of all cable, DTH and other multi-channel video provider subscribers nationwide. Pursuant to the 1992 Cable Act, the FCC has also adopted so-called channel-occupancy rules that, with certain exceptions, preclude a cable television system from devoting more than 40% of its first 75 activated channels to national video programming services in which the cable system owner has an attributable interest. Time Warner Cable is a party to a federal-court challenge to the validity of both the channel-occupancy rules and the subscriber-limit rules. Pending this challenge, the FCC has voluntarily stayed the effectiveness of the subscriber-limit rules (with the exception of certain reporting requirements) but not the channel-occupancy rules.

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

    State and Local Regulation. Because a cable television system uses local streets and rights-of-way, cable television systems are subject to local regulation, typically imposed through the franchising process, and certain states have also adopted cable television legislation and regulations. Cable franchises are nonexclusive, granted for fixed terms and usually terminable if the cable operator fails to comply with material provisions. No Time Warner Cable franchise has been terminated due to breach. Franchises usually call for the payment of fees (which are limited under the 1984 Cable Act to a maximum of 5% of the system's gross revenues from cable service) to the granting authority. The terms and conditions of cable franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome.

    The 1992 Cable Act prohibits exclusive franchises and allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise.

    Renewal and Transfer of Franchises. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees.

    In the renewal process, a franchising authority may seek to impose new and more onerous requirements, such as upgraded facilities, increased channel capacity or enhanced services, although the municipality must take into account the cost of meeting such requirements. Time Warner Cable may be required to make significant additional investments in its cable television systems as part of the franchise renewal process. Although Time Warner Cable has been successful in the past in negotiating new franchise agreements, there can be no assurance as to the approval of franchises in the future.

    A substantial number of Time Warner Cable's cable television franchises may require local governmental approval in connection with the merger of America Online and the Company, and a few states may impose similar requirements. Applications have been submitted to appropriate state and local authorities where such consent may be required. Other state and local authorities have been provided notification of the pending merger.

                                 DIGITAL MEDIA

    During 1999, Time Warner created Time Warner Digital Media ('TW Digital Media') to develop and implement a company-wide digital media strategy, to fund and oversee digital media initiatives across Time Warner's divisions and to identify and pursue digital media-related investment opportunities. TW Digital Media also serves as a resource for other transactions in the new media and digital area, including the Company's pending merger with America Online. As part of the restructuring of Time Warner's digital initiatives, the Company also closed the Pathfinder portal previously developed by Time Inc.

    TW Digital Media currently funds and participates in the oversight of the development of the Company's significant Internet sites, including CNN.com, CNNfn.com, CNN/SI.com, and Entertaindom.com. Entertaindom, launched in November 1999, is an advertiser-supported entertainment destination site featuring entertainment-related information and services, a mix of content from both Time Warner brands and third party content providers, including animated shorts, music and multiplayer games, e-commerce and community sites, such as ACMEcity.com, an entertainment-focused personal home page community. TW Digital Media also funds and participates in the development of new digital media business initiatives, including both online extensions of existing brands, such as CartoonNetwork.com, InStyle.com, and TimeLife.com, as well as new brands, such as Volume.com, a website targeting an African American audience.

    In December 1999, TW Digital Media launched a digital media investment fund to invest up to $500 million in cash and non-cash (e.g., advertising and promotion) currencies in non-controlling equity investments in companies engaged in e-commerce, vertical and interactive content, technology, infrastructure and other digital media-related activities. As of March 1, 2000, investments made by the Company in digital media include OpenTV, ReplayTV, Intervu, Snowball, Fortune City, WebMD, Bolt, Inc., ARTISTDirect, DealTime and NetSales.

                         DESCRIPTION OF AGREEMENT WITH
                           LIBERTY MEDIA CORPORATION

    The following description summarizes certain provisions of the Company's agreement with Liberty Media Corporation (an affiliate of AT&T) and certain of its subsidiaries (collectively, 'LMC') that was entered into in connection with the merger of Turner Broadcasting System Inc. in 1996 (the 'TBS Transaction') and the consent decree entered into by the Company with the FTC at that time (the 'FTC Consent Decree'). Such description does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the provisions of the Second Amended and Restated LMC Agreement dated as of September 22, 1995 among the Company, Time Warner Companies, Inc. and LMC (the 'LMC Agreement').

OWNERSHIP OF TIME WARNER COMMON STOCK

    Pursuant to the LMC Agreement, immediately following consummation of the TBS Transaction, LMC exchanged the 50.6 million shares of Time Warner common stock, par value $.01 per share ('Time Warner Common Stock'), received by LMC in the TBS Transaction on a one-for-one basis for 50.6 million shares of Series LMCN-V Common Stock. In June 1997, LMC and its affiliates received 6.4 million additional shares of Series LMCN-V Common Stock pursuant to the provisions of an option agreement between the Company and LMC and its affiliates. In May 1999, the terms of the Series LMCN-V Common Stock were amended which effectively resulted in a two-for-one stock split. Each share of Series LMCN-V Common Stock receives the same dividends and otherwise has the same rights as a share of Time Warner Common Stock except that (a) holders of Series LMCN-V Common Stock are entitled to 1/100th of a vote per share on the election of directors and do not have any other voting rights, except as required by law or with respect to limited matters, including amendments to the terms of the Series LMCN-V Common Stock adverse to such holders, and (b) unlike shares of Time Warner Common Stock, shares of Series LMCN-V Common Stock are not subject to redemption by the Company if necessary to prevent the loss by the Company of any governmental license or franchise. The Series LMCN-V Common Stock is not transferable, except in limited circumstances, and is not listed on any securities exchange.

    LMC exchanged its shares of Time Warner Common Stock for Series LMCN-V Common Stock in order to comply with the FTC Consent Decree, which effectively prohibits LMC and its affiliates (including TCI) from owning voting securities of the Company other than securities that have limited voting rights. Each share of Series LMCN-V Common Stock is convertible into one share of Time Warner Common Stock at any time when such conversion would no longer violate the FTC Consent Decree or have a Prohibited Effect (as defined below), including following a transfer to a third party.

OTHER AGREEMENTS

    Under the LMC Agreement, if the Company takes certain actions that have the effect of (a) making the continued ownership by LMC of the Company's equity securities illegal under any federal or state law, (b) imposing damages or penalties on LMC under any federal or state law as a result of such continued ownership, (c) requiring LMC to divest any such Company equity securities, or
(d) requiring LMC to discontinue or divest any business or assets or lose or significantly modify any license under any communications law (each a 'Prohibited Effect'), then the Company will be required to compensate LMC for income taxes incurred by it in disposing of all the Company's equity securities received by LMC in connection with the TBS Transaction and related agreements (whether or not the disposition of all such equity securities is necessary to avoid such Prohibited Effect).

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

    BOARD OF REPRESENTATIVES. The business and affairs of TWE are managed under the direction of a board of representatives (the 'Board of Representatives' or the 'Board') that is comprised of representatives appointed by subsidiaries of Time Warner (the 'Time Warner Representatives') and representatives appointed by MediaOne (the 'MediaOne Representatives').

    The Time Warner Representatives control all Board decisions except for certain limited, significant matters affecting TWE as a whole, which matters also require the approval of the MediaOne Representatives.

    The managing general partners, both of which are wholly owned subsidiaries of Time Warner, may take any action without the approval or consent of the Board if such action may be authorized by the Time Warner Representatives without the approval of the MediaOne Representatives.

    CABLE MANAGEMENT COMMITTEE. Prior to August 1999, the businesses and operations of the cable television systems ('Cable Systems') of TWE and the TWE-A/N Partnership were governed by a Cable Management Committee (the 'Management Committee') comprised of six voting members, three designated by MediaOne and three designated by TWE. In August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses, including its rights to membership on the Management Committee, terminated immediately and irrevocably. MediaOne retains its representation on the TWE Board of Representatives as described above.

    DAY-TO-DAY OPERATIONS. TWE is managed on a day-to-day basis by the officers of TWE, and each of TWE's principal divisions is managed on a day-to-day basis by the officers of such division. The officers of Time Warner are also officers of TWE.

CERTAIN COVENANTS

    COVENANT NOT TO COMPETE. For so long as any partner (or affiliate of any partner) owns in excess of 5% of TWE and in the case of any Time Warner General Partner, for one year thereafter, such partner (including its affiliates) is generally prohibited from competing or owning an interest in the principal lines of business of TWE -- cable, cable programming and filmed entertainment
 -- as such businesses may evolve, subject to certain agreed upon exceptions (including TBS), limited passive investments and inadvertent violations. The covenant not to compete does not prohibit (i) MediaOne from conducting cable and certain regional programming businesses in the 14-state region in which US WEST, Inc. provides telephone service, (ii) any party from engaging in the cable business in a region in which TWE is not then engaging in the cable business, subject to TWE's right of first refusal with respect to such cable business, or (iii) any party from engaging in the telephone or information services business. MediaOne will not be bound by the covenant not to compete after August 2000.

    TRANSACTIONS WITH AFFILIATES. Subject to agreed upon exceptions for certain types of arrangements, TWE has agreed not to enter into transactions with any partner or any of its affiliates other than on an arm's-length basis.

REGISTRATION RIGHTS

    Within 60 days after June 30, 1999 and within 60 days after the last day of each 18 month period after June 30, 1999, the Class A Partners holding, individually or in the aggregate, at least 10% of the residual equity of TWE will have the right to request that TWE reconstitute itself as a corporation and register for sale in a public offering an amount of partnership interests held by such Class A Partners determined by an investment banking firm so as to maximize trading liquidity and minimize the initial public offering discount, if any. Upon any such request, the parties will cause an investment banker to determine the price at which the interests sought to be registered could be sold in a public offering (the 'Appraised Value'). Upon determination of the Appraised Value, TWE may elect either to register such interests or purchase such interests at the Appraised Value, subject to certain adjustments. If TWE elects to register the interests and the proposed public offering price (as determined immediately prior to the time the public offering is to be declared effective) is less than 92.5% of the Appraised Value, TWE will have a second option to purchase such interests immediately prior to the time such public offering would otherwise have been declared effective by the Securities Commission at the proposed public offering price less underwriting fees and discounts. If TWE exercises its purchase option, it will be required to pay the fees and expenses of the underwriters. Upon exercise of either purchase option, TWE may also elect to purchase the entire partnership interests of the Class A Partners requesting registration at the relevant price, subject to certain adjustments.

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

CERTAIN PUT RIGHTS OF THE CLASS A PARTNERS

    CHANGE IN CONTROL PUT. Upon the occurrence of a change in control of Time Warner, at the request of MediaOne, TWE will be required to elect either to liquidate TWE within a two-year period or to purchase the interest of MediaOne at fair market value (without any minority discount) as determined by investment bankers. A 'change in control' of Time Warner shall be deemed to have occurred:

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

    The consummation of the proposed AOL Merger will not constitute a "change in control" of Time Warner under the foregoing provisions.

    ASSIGNMENT OF PUT RIGHTS, ETC. TWE, with the consent of such assignee, may assign to the Company, any general partner or any third party, the obligation to pay the applicable put price in connection with the exercise of a change in control put right by MediaOne and the right to receive the partnership interests in payment therefor.

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

                         CURRENCY RATES AND REGULATIONS

    The Company's foreign operations are subject to the risk of fluctuation in currency exchange rates and to exchange controls. The Company cannot predict the extent to which such controls and fluctuations in currency exchange rates may affect its operations in the future or its ability to remit dollars from abroad. See Note 1, 'Organization and Summary of Significant Accounting
Policies -- Foreign Currency Translation' and Note 15, 'Derivative Financial Instruments -- Foreign Currency Risk Management' to the consolidated financial statements set forth at pages F-26 and F-27 and F-56 through F-57, respectively, herein. For the revenues of international operations, see Note 16, 'Segment Information' to the consolidated financial statements set forth on page F-61 herein.

                                   EMPLOYEES

    At December 31, 1999, the Company employed a total of approximately 69,700 persons, including approximately 30,000 persons employed by TWE.

ITEM 2. PROPERTIES

CORPORATE, TBS, PUBLISHING AND MUSIC

    The following table sets forth certain information as of December 31, 1999 with respect to the Company's principal properties (over 250,000 square feet in area) that are used primarily by TBS and the Company's publishing and music divisions or occupied for corporate offices, all of which the Company considers adequate for its present needs, and all of which were substantially used by the Company or were leased to outside tenants:

                                                                        APPROXIMATE
                                                                        SQUARE FEET           TYPE OF OWNERSHIP
             LOCATION                         PRINCIPAL USE             FLOOR SPACE        EXPIRATION DATE OF LEASE
             --------                         -------------             -----------        ------------------------
New York, New York                  Executive and administrative           560,000    Leased by the Company. Lease
  75 Rockefeller Plaza              offices (Corporate and Music)                     expires in 2014. Approximately
  Rockefeller Center                                                                  94,400 sq. ft. are sublet to
                                                                                      outside tenants.

New York, New York                  Business and editorial offices       1,522,400    Leased by the Company. Most leases
  Time & Life Bldg.                 (Publishing and Corporate)                        expire in 2017. Approximately
  Rockefeller Center                                                                  39,800 sq. ft. are sublet to
                                                                                      outside tenants.

New York, New York                  Offices (Music)                        273,800    Leased by the Company. Leases
  1290 Ave. of the                                                                    expire 2000-2012. Approximately
  Americas                                                                            66,100 sq. ft. are sublet to
                                                                                      outside tenants.

Atlanta, Georgia                    Executive and administrative         1,570,000    Owned by the Company.
  One CNN Center                    offices, studio (TBS)                             Approximately 146,000 sq. ft.
                                    retail, hotel and theatres                        are sublet to outside tenants.

Atlanta, Georgia                    Offices and studios (TBS)              436,000    Owned and occupied by the Company.
  1050 Techwood Dr.

Lebanon, Indiana                    Warehouse space (Publishing)           500,450    Leased by the Company. Lease
  121 N. Enterprise Blvd.                                                             expires in 2006.

Mechanicsburg,                      Office and warehouse space             358,000    Owned and occupied by the Company.
  Pennsylvania                      (Publishing)
  1225 S. Market St.

Indianapolis, Indiana               Warehouse space (Publishing)           253,000    Leased by the Company. Lease
  4200 N. Industrial                                                                  expires in 2009.
  Street

Olyphant,                           Manufacturing, warehouses,           1,012,000    Owned and occupied by the Company.
  Pennsylvania                      distribution and office space
  1400 and 1444 East                (Music)
  Lackawanna Avenue

Alsdorf, Germany                    Manufacturing, distribution and        269,000    Owned and occupied by the Company.
  Max-Planck Strasse 1-9            office space (Music)

Terre Haute, Indiana                Manufacturing and office space         269,000    Leased by the Company. Lease
  4025 3rd Parkway                  (Music)                                           expires in 2001.

CABLE NETWORKS -- HBO, FILMED ENTERTAINMENT AND CABLE

    The following table sets forth certain information as of December 31, 1999 with respect to principal properties (over 250,000 square feet in area) owned or leased by the Company's Cable Networks -- HBO, Filmed Entertainment and cable television businesses, all of which the Company considers adequate for its present needs, and all of which were substantially used by TWE:

                                                              APPROXIMATE
                                                              SQUARE FEET          TYPE OF OWNERSHIP;
        LOCATION                   PRINCIPAL USE           FLOOR SPACE/ACRES    EXPIRATION DATE OF LEASE
        --------                   -------------           -----------------    ------------------------
New York, New York        Business offices                 350,000 sq. ft.    Leased by TWE.
  1100 and 1114           (HBO)                            and 244,000 sq.    Leases expire in 2018.
  Avenue of the                                            ft.
  Americas

Burbank, California       Sound stages, administrative,    3,303,000          Owned by TWE.
  The Warner Bros.        technical                        sq. ft. of
  Studio                  and dressing room                improved
                          structures, screening            space on 158
                          theaters, machinery and          acres(a)
                          equipment facilities, back
                          lot and parking lot and
                          other Burbank properties
                          (Filmed Entertainment)

Baltimore, Maryland       Warehouse (Filmed                387,200 sq. ft.    Owned by TWE.
  White Marsh             Entertainment)

Valencia, California      Location filming (Filmed         232 acres          Owned by TWE.
  Undeveloped Land        Entertainment)

---------

(a) Ten acres consist of various parcels adjoining The Warner Bros. Studio, with mixed commercial, office and residential uses.

ITEM 3. LEGAL PROCEEDINGS

    Following the announcement of the proposed merger of the Company and America Online, nine lawsuits were filed by certain of the Company's shareholders against the Company, its Board of Directors and America Online in the Court of Chancery of the State of Delaware between January 10 and January 13, 2000, which allege breach of fiduciary duty and seek to enjoin the merger and unspecified compensatory damages. The plaintiffs in these nine suits (Cohen v. Levin et al., Zucker v. Levin et al., Masseo Investments Ltd v. Levin et al., Lacoff v. Levin et al., Bamdas v. Levin et al., Harad v. Levin et al., Feinberg v. Time Warner Inc. et al., Rosengarten v. Levin et al., Bernard v. Time Warner Inc. et al.) have agreed to consolidate their complaints and no action is required by defendants until such consolidation is ordered by the Court.

    On June 24, 1997, plaintiffs in Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., filed an amended complaint in the Superior Court of Gwinnett County, Georgia, claiming that, inter alia, defendants violated their fiduciary duties in operating the Six Flags Over Georgia amusement park. On December 18, 1998, following a trial, a jury returned a verdict in favor of plaintiffs. The total awarded to plaintiffs was approximately $454 million in compensatory and punitive damages. Interest on the judgment is accruing at the Georgia statutory rate of 12%. The case is now on appeal to the Georgia Court of Appeals. Defendants have argued on appeal that, because of legal errors in the trial court, they are entitled to judgment in their favor, a new trial, or a reduced damage award. TWE and its 51% partner in the amusement park have retained financial responsibility for this litigation following their sale of the Six Flags companies to Premier Parks, Inc.

    On April 11, 1997, the Federal Trade Commission (FTC) notified Warner-Elektra-Atlantic Corporation ('WEA Corp.') that it had commenced a preliminary investigation into whether WEA Corp. and others may have violated, or may be violating, laws against unfair competition by the adoption, implementation, or maintenance of minimum advertising pricing programs. In light of the Consent Order that WMG has entered into with the FTC staff (see Item 1. Business -- Music, on page I-11), the Company expects that the FTC will discontinue its investigation of WEA Corp. without further action.

    On July 25, 1996, the Office of the Attorney General of the State of Florida served WEA Corp. with a Civil Investigative Demand ('CID') that calls for the production of documents in connection with an investigation to determine whether there is, has been, or may be a conspiracy to fix the prices of compact discs
(CDs) or conduct consisting of unfair methods of competition or unfair trade practices in the sale and marketing of CDs. WEA Corp. has produced documents in compliance with this CID. By letter dated January 9, 1998, WEA Corp. was notified by the Office of the Attorney General of the State of Florida that certain documents that WEA Corp. had produced to its office were shared under a confidentiality provision of Florida law with the Office of the Attorney General of the State of Illinois and the Office of the Attorney General of the State of New York. The investigation remains open.

    On May 30, 1995, Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution et al. was filed in U.S. District Court for the Central District of California. The plaintiff, purportedly representing a class of direct purchasers of CDs, claimed several companies that distribute CDs to wholesalers and retailers, including WEA Corp., had violated federal antitrust laws by engaging in a conspiracy to fix prices of CDs, and sought injunctive relief and treble damages. The District Court granted the defendants' motion to dismiss on January 9, 1996, but the U.S. Court of Appeals for the Ninth Circuit subsequently reversed that decision. On April 22, 1998, the Judicial Panel on Multidistrict Litigation consolidated the case with four other pending cases, for pretrial purposes, in the Central District of California. These other cases include: Chandu Dani d/b/a Compact Disc Warehouse and Record Revolution v. EMI Music Distribution et al. (C.D. Cal. 1997); Obie, inc. d/b/a Chestnut Hill Compact Disc v. EMI Music Distribution et al. (S.D.N.Y. 1997); Third Street
Jazz and Rock Holding Corporation v. EMI Music Distribution et al (C.D. Cal.
1997); and Nathan Muchnick, Inc. v. Sony Music Entertainment, Inc. et al. (S.D.N.Y.1998). The District Court has scheduled trial to begin later this year. Although management believes the case is without any merit, an adverse jury verdict could result in a material loss to Time Warner. Due to the lack of specificity to plaintiff's claims, a range of loss is not determinable at this time.

    In Ottinger & Silvey et al. v. EMI Music Distribution, Inc. et al., plaintiffs commenced suit on February 17, 1998 in the Circuit Court of Cocke County, Tennessee. Plaintiffs purport to bring the suit on behalf of all persons who indirectly purchased CDs from January 29, 1993 to the present from six companies (including WEA Corp.) in Alabama, Arizona, California, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia, and Wisconsin. Plaintiffs claim that defendants are engaged in a conspiracy to fix CD prices, in violation of the antitrust, unfair trade practices, and consumer protection statutes of each of these jurisdictions. On May 11, 1998, defendants filed a motion to dismiss the complaint for failure to state a cause of action. Plaintiffs have not yet responded to the motion.

    In July 1999, the former President of Indonesia, H.M. Suharto, filed a lawsuit in the Central Jakarta District Court in Indonesia against Time Inc. Asia and certain individuals, alleging that the May 24, 1999 issue of the Asian edition of Time Magazine defamed him in violation of Indonesian law. The complaint seeks a public retraction and apology, as well as $27 billion in compensatory damages for alleged harm to Suharto's reputation. In
November 1999, the Indonesian court denied Time's motion to dismiss the suit on jurisdictional grounds. The parties are in the process of presenting written evidence to the Indonesian Court; oral testimony is expected to begin later this year.

    In Bartholdi Cable Company, Inc. v. Time Warner Inc. et al., plaintiff (formerly known as Liberty Cable Company, Inc.) filed suit in U.S. District Court for the Eastern District of New York on March 29, 1996 against the Company, asserting various federal antitrust, Lanham Act, and state law claims. On June 18, 1997, defendants asserted certain counterclaims against Bartholdi and certain individuals. The Court has declined motions to dismiss plaintiffs' claims and defendants' counterclaims. The Court has also denied defendants' motion for summary judgment. Discovery is underway.

    In Parker et. al. v. Time Warner Entertainment et al., two individuals filed suit in June 1998 against TWE and Time Warner Cable in the Eastern District of New York on behalf of a purported nationwide class, asserting violations of the federal Cable Act's privacy provisions, 47 U.S.C. 'SS' 551, related to defendants' alleged disclosure of personally identifiable information about plaintiffs, as well as related state law claims. The lawsuit seeks damages under the Cable Act, restitution of profits, punitive damages, interest, costs, and attorney's fees. In December 1998, defendants filed a motion to dismiss the plaintiffs' amended complaint, which the Court initially granted, but denied on reconsideration. On December 8, 1999, defendants filed a motion to deny class certification, which is presently pending.

    On February 4, 1999, the United States Department of Justice served a CID on various motion picture studios including Warner Bros., calling for the production of certain information and documents about distribution licenses and relationships between the movie studios, including New Line and Warner Bros., and movie theaters. The Company believes the investigation was prompted by one theater owner's complaints regarding studio distribution practices. The Company has not been given any indication that any relief will be sought by the Department of Justice and, to date, has only been asked to produce documents and information.

    Litigation relating to the merger of Time Inc. and WCI has either been dismissed or has been dormant for years. The litigation is described in previous reports on Form 10-K filed by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

    Pursuant to General Instruction G (3), the information regarding the Company's executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this report.

    The following table sets forth the name of each executive officer of the Company, the office held by such officer and the age, as of March 10, 2000, of such officer.

                NAME                   AGE                       OFFICE
                ----                   ---                       ------
Gerald M. Levin......................  60    Chairman of the Board and Chief Executive
                                             Officer
R.E. Turner..........................  61    Vice Chairman of the Board
Richard D. Parsons...................  51    President
Richard J. Bressler..................  42    Executive Vice President
Christopher P. Bogart................  34    Executive Vice President, General Counsel &
                                             Secretary
Joseph A. Ripp.......................  48    Executive Vice President and Chief Financial
                                             Officer
Edward I. Adler......................  46    Senior Vice President, Corporate Communications
Timothy A. Boggs.....................  49    Senior Vice President, Global Public Policy
Andrew J. Kaslow.....................  50    Senior Vice President, Human Resources
John A. LaBarca......................  57    Senior Vice President, Financial Operations
Joan N. Sumner.......................  40    Senior Vice President

    Set forth below are the principal positions held by each of the executive officers named above since March 1, 1995:

Mr. Levin............................  Chairman of the Board of Directors and Chief Executive
                                         Officer since January 1993.
Mr. Turner...........................  Vice Chairman since the consummation of the TBS
                                         Transaction in October 1996. Prior to that, he
                                         served as Chairman of the Board and President of TBS
                                         from 1970.
Mr. Parsons..........................  President since February 1995.

                                                  (table continued on next page)

(table continued from previous page)

Mr. Bressler.........................  Executive Vice President of the Company and Chairman
                                         and Chief Executive Officer of Time Warner Digital
                                         Media since July 1999. Prior to that, he served as
                                         Executive Vice President and Chief Financial
                                         Officer from January 1998; and Senior Vice
                                         President and Chief Financial Officer from March
                                         1995.
Mr. Bogart...........................  Executive Vice President, General Counsel and
                                         Secretary since January 2000. Prior to that, he
                                         served as Vice President and Deputy General
                                         Counsel from March 1998 and as one of the
                                         Company's principal outside litigation counsel at
                                         Cravath, Swaine & Moore prior to that.
Mr. Ripp.............................  Executive Vice President and Chief Financial Officer
                                         since July 1999. Prior to that, he served as
                                         Executive Vice President, Chief Financial Officer
                                         and Treasurer of Time Inc., a wholly owned
                                         subsidiary of the Company, from April 1994.
Mr. Adler............................  Senior Vice President, Corporate Communications
                                         since January 2000. Prior to that, he served as Vice
                                         President, Corporate Communications from September
                                         1997; and Director of Media Relations from 1993.
Mr. Boggs............................  Senior Vice President, Global Public Policy since
                                         November 1999. Prior to that, he served as Senior
                                         Vice President from November 1992.
Mr. Kaslow...........................  Senior Vice President, Human Resources since January
                                         1999. Prior to that, he served as Senior Vice
                                         President, Human Resources at Becton Dickinson and
                                         Company (medical supplies and devices) from April
                                         1996 and prior to that he served as Vice
                                         President, Human Resources at Pepsico Inc.
                                         (beverages and snack foods), from September 1994.
Mr. LaBarca..........................  Senior Vice President, Financial Operations since
                                         February 2000. Prior to that, he served as Senior
                                         Vice President and Controller from May 1997; and
                                         Vice President and Controller from January 1995.
Ms. Sumner...........................  Senior Vice President since July 1999. Prior to that, she served as a Vice President from November
                                         1992.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The principal market for the Company's Common Stock is the New York Stock Exchange. For quarterly price information with respect to the Company's Common Stock for the two years ended December 31, 1999, see 'Quarterly Financial Information' at page F-71 herein, which information is incorporated herein by reference. The number of holders of record of the Company's Common Stock as of February 29, 2000 was approximately 25,000.

    For information on the frequency and amount of dividends paid with respect to the Company's Common Stock during the two years ended December 31, 1999, see 'Quarterly Financial Information' at page F-71 herein, which information is incorporated herein by reference.

    There is no established public trading market for the Company's Series LMCN-V Common Stock, which as of February 29, 2000 was held of record by nine holders.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial information of the Company for the five years ended December 31, 1999 is set forth at pages F-68 through F-70 herein and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information set forth under the caption 'Management's Discussion and Analysis' at pages F-2 through F-20 herein is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information set forth under the caption 'Interest Rate and Foreign Currency Risk Management' at page F-17 and F-18 herein is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements and supplementary data of the Company and the report of independent auditors thereon set forth at pages F-21 through F-66, F-72 through F-79 and F-67 herein are incorporated herein by reference.

    Quarterly Financial Information set forth at page F-71 herein is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                         EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information called for by PART III (Items 10, 11, 12 and 13) is incorporated by reference from the Company's definitive Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders pursuant to Regulation 14A, except that the information regarding the Company's executive officers called for by Item 401(b) of Regulation S-K has been included in
PART I of this report and the information called for by Items 402(k) and 402(l) of Regulation S-K is not incorporated by reference.

                                     III-1

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

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

    (3) Exhibits:

    The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference. Exhibits 10.1 through 10.31 listed on the accompanying Exhibit Index identify management contracts or compensatory plans or arrangements required to be filed as exhibits to this report, and such listing is incorporated herein by reference.

    (b) Reports on Form 8-K.

    (i) The Company filed a Current Report on Form 8-K dated January 10, 2000 in which it reported in Item 5 that the Company and America Online, Inc. ('America Online') entered into an Agreement and Plan of Merger and related agreements with respect to the proposed merger of the Company and America Online (the 'AOL Merger').

    (ii) The Company filed a Current Report on Form 8-K dated January 10, 2000 setting forth in Item 7 certain pro forma consolidated condensed financial statements of the new holding company which will be formed in connection with the AOL Merger, giving effect to the AOL Merger.

    (iii) The Company filed a Current Report on Form 8-K dated January 23, 2000 in which it reported in Item 5 that the Company and EMI Group plc ('EMI') entered into a Combination Agreement pursuant to which the Company and EMI will combine their respective music and music publishing businesses.

    (iv) The Company filed a Current Report on Form 8-K dated February 2, 2000 setting forth in Item 5 the Company's results of operations for the quarter and year ended December 31, 1999.

    (v) The Company filed a Current Report on Form 8-K dated March 13, 2000 in which it reported in Item 5 that the Company and Sony Music Entertainment Inc. terminated their proposed merger with CDnow, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TIME WARNER INC.

                                          By /s/ Christopher P. Bogart
                                             ...................................
                                                   CHRISTOPHER P. BOGART
                                                 EXECUTIVE VICE PRESIDENT,
                                               GENERAL COUNSEL AND SECRETARY

Date: March 28, 2000

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


             SIGNATURE                                    TITLE                          DATE
             ---------                                    -----                          ----

         /s/ Gerald M. Levin                Director, Chairman of the Board and     March 28, 2000
 .........................................    Chief Executive Officer (principal
            (GERALD M. LEVIN)                 executive officer)

          /s/ Joseph A. Ripp                Executive Vice President and Chief      March 28, 2000
 .........................................    Financial Officer (principal
             (JOSEPH A. RIPP)                 financial officer)

          /s/ James W. Barge                Vice President and Controller           March 28, 2000
 .........................................    (principal accounting officer)
             (JAMES W. BARGE)

           /s/ Merv Adelson                               Director                  March 28, 2000
 .........................................
              (MERV ADELSON)

         /s/ J. Carter Bacot                              Director                  March 28, 2000
 .........................................
            (J. CARTER BACOT)

      /s/ Stephen F. Bollenbach                           Director                  March 28, 2000
 .........................................
         (STEPHEN F. BOLLENBACH)

         /s/ John C. Danforth                             Director                  March 28, 2000
 .........................................
            (JOHN C. DANFORTH)

     /s/ Beverly Sills Greenough                          Director                  March 28, 2000
 .........................................
        (BEVERLY SILLS GREENOUGH)

         /s/ Gerald Greenwald                             Director                  March 28, 2000
 .........................................
            (GERALD GREENWALD)

          /s/ Carla A. Hills                              Director                  March 28, 2000
 .........................................
             (CARLA A. HILLS)

           /s/ Reuben Mark                                Director                  March 28, 2000
 .........................................
              (REUBEN MARK)

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
         /s/ Michael A. Miles                             Director                  March 28, 2000
 .........................................
            (MICHAEL A. MILES)

        /s/ Richard D. Parsons                            Director                  March 28, 2000
 .........................................
           (RICHARD D. PARSONS)

           /s/ R. E. Turner                               Director                  March 28, 2000
 .........................................
              (R. E. TURNER)

     /s/ Francis T. Vincent, Jr.                          Director                  March 28, 2000
 .........................................
        (FRANCIS T. VINCENT, JR.)

          TIME WARNER INC. AND TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND OTHER FINANCIAL INFORMATION

                                                                   PAGE
                                                              ---------------
                                                               TIME
                                                              WARNER     TWE
                                                              ------     ---
Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................    F-2      F-81
Consolidated Financial Statements:
    Balance Sheet...........................................   F-21      F-93
    Statement of Operations.................................   F-22      F-94
    Statement of Cash Flows.................................   F-23      F-95
    Statement of Shareholders' Equity and Partnership
      Capital...............................................   F-24      F-96
    Notes to Consolidated Financial Statements..............   F-25      F-97
Report of Management........................................   F-66
Report of Independent Auditors..............................   F-67     F-123
Selected Financial Information..............................   F-68     F-124
Quarterly Financial Information.............................   F-71     F-125
Supplementary Information...................................   F-72
Financial Statement Schedule II -- Valuation and Qualifying
  Accounts..................................................   F-80     F-126

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

DESCRIPTION OF BUSINESS

    Time Warner Inc. ('Time Warner' or the 'Company') is the world's leading media and entertainment company. Time Warner's principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner classifies its business interests into six fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; Music, consisting principally of interests in recorded music and music publishing; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses.

STRATEGIC OVERVIEW

    Time Warner had a strong financial performance in 1999, as measured by the operating performance of its businesses and the improved strength of its financial condition, as more fully described herein. This performance was driven primarily by solid business fundamentals at most of its businesses and a disciplined financial focus on cost management and controlled capital spending. This financial performance enabled Time Warner to use its increasing free cash flow and financial capacity to repurchase close to $2 billion of common stock in 1999, while continuing to invest in the growth of its businesses.

    Moreover, in early 2000, consistent with its ongoing strategy to focus on growth opportunities across its businesses, Time Warner announced two transactions of high strategic importance. These transactions consist of:

   - A proposed merger with America Online, Inc. ('America Online'), the world's leader in interactive services, web brands, Internet technologies and electronic commerce services; and

   - A proposed merger of the global operations of Time Warner's Music division and EMI Group plc ('EMI'), a leading recorded music company and music publisher.

    Each of these transactions is discussed separately below.

  America Online-Time Warner Merger

    In January 2000, Time Warner and America Online announced that they had entered into an agreement to merge (the 'Merger') by forming a new holding company named AOL Time Warner Inc. ('AOL Time Warner'). The Merger will create a leading, fully integrated media and communications company that will combine Time Warner's collection of media, entertainment and news brands and its technologically advanced cable infrastructure with America Online's extensive Internet franchises and technology. Management believes that the combined company will be well positioned to expand the use of the Internet in consumers' everyday lives and, accordingly, provide Time Warner's content businesses with increased access to consumers through a new and growing distribution medium. Management further believes that the Merger will result in significant new business and other value-creation opportunities, including additional opportunities for e-commerce, growth in subscribers for each company's products and services, and cost and operating efficiencies from cross-promotional and other opportunities.

    As part of the Merger, each issued and outstanding share of each class of common stock of Time Warner will be converted into 1.5 shares of an identical series of common stock of AOL Time Warner. In addition, each issued and outstanding share of each class of preferred stock of Time Warner will be converted into one share of preferred stock of AOL Time Warner, which will have substantially identical terms except that such shares will be convertible into approximately 6.25 shares of AOL Time Warner common stock. Lastly, each issued and outstanding share of common stock of America Online will be converted into one share of common stock of AOL Time Warner.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

    As a result of the Merger, the former shareholders of America Online will have an approximate 55% interest in AOL Time Warner and the former shareholders of Time Warner will have an approximate 45% interest in the combined entity, expressed on a fully diluted basis. The Merger is expected to be accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations.

    The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including the approval of the shareholders of each of America Online and Time Warner and all necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

  Warner-EMI Music Merger

    In January 2000, Time Warner and EMI announced they had entered into an agreement to combine their global music operations into two jointly owned ventures, to be referred to collectively as Warner EMI Music. Time Warner will control the joint ventures through majority board representation, among other factors, and is expected to account for the transaction under the purchase method of accounting.

    The joint ventures will combine the domestic strength of Time Warner's Music division with the international strength of EMI's music operations. Management believes that this complementary strategic fit will better position the combined company to capitalize on incremental growth opportunities relating to online sales of music product, the digital distribution of music and the continuing globalization of the music industry. In addition, management believes that the combination will result in significant cost savings and operating efficiencies, including economies of scale in manufacturing and distribution, consolidation of duplicative functions and shared investment costs in new media and technology. Management expects these synergies to approximate $400 million annually by the end of the third year following the closing of the transaction. In order to realize these synergies, management expects that the joint ventures will incur up to $700 million of one-time costs.

    As part of the transaction, each company will contribute its music operations to the joint ventures, subject to a comparable amount of debt. As of December 31, 1999, EMI had approximately $1.5 billion of net debt. EMI shareholders also will receive an aggregate, special cash dividend of approximately $1.3 billion. This dividend is expected to be financed through a combination of proceeds from debt incurred or assumed by the joint ventures and consideration to be paid by Time Warner directly to EMI for a new class of EMI equity securities. The new class of EMI equity securities to be held by Time Warner will convert automatically into an 8% common equity interest in EMI, on a fully diluted basis, if EMI's share price reaches `L'9 for a short period of time within the first three-and-a-half years after closing.

    The transaction is expected to close by the end of 2000, subject to customary closing conditions, including regulatory approvals and the approval of EMI's shareholders. There can be no assurance that such approvals will be obtained.

OTHER INVESTMENTS AND TRANSACTIONS

  Investment in TWE

    A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming and digital media, are held through Time Warner Entertainment Company, L.P. ('TWE'). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital'), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ('MediaOne').

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

    Since 1993, Time Warner historically had not consolidated TWE and certain related companies (the 'Entertainment Group') for financial reporting purposes because MediaOne had rights that allowed it to participate in the management of TWE's businesses. However, in August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. The termination of that covenant is necessary for MediaOne to complete its proposed merger with AT&T Corp. ('AT&T'). As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole. Because of this significant reduction in MediaOne's rights, Time Warner has consolidated the Entertainment Group, which substantially consists of TWE, in its 1999 financial statements, retroactive to the beginning of 1999.

  Book-of-the-Month Club-Doubleday Merger

    In the first quarter of 2000, Time Warner formed a jointly owned book club venture with Bertelsmann AG ('Bertelsmann'). The venture combined the domestic operations of Time Warner's Book-of-the-Month Club with the domestic book club operations of Doubleday Direct, Inc. ('Doubleday'), a leading consumer book club group owned by Bertelsmann. The venture does not include Time Warner's book club operations in the United Kingdom and Canada, which were sold directly to Bertelsmann. In connection with this transaction, Time Warner will deconsolidate its domestic book club operations in 2000 and account for its interest in the joint venture under the equity method of accounting.

    The transaction combines two of the largest direct-marketing book club operators in the United States. Management believes that the combination will result in considerable cost savings and operating efficiencies, including cross-promotional opportunities, consolidation of duplicative functions and cost advantages through economies of scale. Moreover, management believes that the use of the joint venture's eight million-plus existing club members will foster the development of new incremental growth opportunities relating to online sales of books.

  Columbia House-CDNOW Merger

    In July 1999, Time Warner announced an agreement with Sony Corporation of America ('Sony') to merge their jointly owned music and video club operations of Columbia House Company Partnerships ('Columbia House') with CDnow, Inc. ('CDNOW'), a music and video e-commerce company. Since that time, the parties had been pursuing the receipt of regulatory approvals. While awaiting these approvals, the March 13th termination date in the merger agreement was reached, and the parties recently terminated the agreement. Accordingly, the merger will not occur.

    In lieu of the merger, Time Warner and Sony each committed $25.5 million of funding to CDNOW to help support the future growth of its business. Each company's funding will be in the form of a $10.5 million equity investment and a $15 million long-term convertible debt interest.

    Time Warner will continue to evaluate strategic alternatives for Columbia House's operations. Those alternatives are focused primarily on ways to improve Columbia House's declining operating performance, including online initiatives, joint ventures and other strategic actions. In connection with some of these alternatives, Time Warner may be required to record a significant, noncash charge to reduce the carrying value of its interest in Columbia House.

  Digital Media Investment Fund

    In late 1999, Time Warner announced the formation of a $500 million venture capital fund (the 'Digital Media Fund') to identify and invest in new Internet-related and digital media businesses. The Digital Media

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

Fund is comprised of $250 million of cash and $250 million of advertising and promotion across Time Warner's various content offerings. Digital Media Fund investments are expected to focus on non-controlling equity stakes in companies engaged in e-commerce, vertical and interactive content, technology, infrastructure and other digital media-related activities.

USE OF EBITA

    Time Warner evaluates operating performance based on several factors, including its primary financial measure of operating income before noncash amortization of intangible assets ('EBITA'). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method. These business combinations include the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of Turner Broadcasting System, Inc. ('TBS') in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995, which created over $25 billion of intangible assets that generally are being amortized over a twenty to forty year period. The exclusion of noncash amortization charges is also consistent with management's belief that Time Warner's intangible assets, such as cable television and sports franchises, music catalogues and copyrights, film and television libraries and the goodwill associated with its brands, generally are increasing in value and importance to Time Warner's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of Time Warner includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

COST SAVINGS

    Since 1997, Time Warner has been engaged in a company-wide cost management program. The program's purpose is to control costs by identifying more efficient ways of conducting its businesses. During 1999, Time Warner realized approximately $300 million of incremental cost savings, thereby increasing the aggregate cost reductions under this program to approximately $900 million annually.

    As part of these cost savings initiatives, Time Warner implemented some changes to its pension plans in 1999. As a result of these changes, and when taken together with other changes in actuarial assumptions that include a 100 basis point increase in pension discount rates, Time Warner expects to reduce its pension expense by approximately $60 million in 2000.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Consolidation of the Entertainment Group

    As previously described, Time Warner's 1999 operating results and financial condition reflect the consolidation of the Entertainment Group, which substantially consists of TWE, retroactive to the beginning of 1999. Time Warner's 1998 and 1997 historical operating results and financial condition have not been changed, but are no longer comparable to 1999 because the Entertainment Group was reflected on an unconsolidated basis using the equity method of accounting. Accordingly, in order to enhance comparability and make an analysis of 1999 more meaningful, the following discussion of results of operations and changes in financial condition and liquidity is based upon pro forma financial information for 1998 as if the consolidation of the Entertainment Group had occurred at the beginning of that period.

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

    For 1999, the significant, nonrecurring items included (i) net pretax gains of approximately $2.247 billion relating to the sale or exchange of cable television systems and investments, (ii) an approximate $115 million pretax gain recognized in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc. (the 'Time Warner Telecom IPO'), an integrated communications provider that provides telephony services to businesses,
(iii) an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term home video distribution agreement, (iv) an approximate $97 million pretax gain recognized in connection with the sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco, (v) a one-time, noncash pretax charge of approximately $106 million relating to Warner Bros.'s retail stores and (vi) an extraordinary loss of $12 million relating to the retirement of debt.

    For 1998, the significant, nonrecurring items included (i) net pretax gains of approximately $108 million recognized by Time Warner and TWE relating to the sale or exchange of various cable television systems and investments, (ii) a pretax charge of approximately $210 million principally to reduce TWE's carrying value of its investment in Primestar, Inc. ('Primestar') and (iii) an increase of $234 million in Time Warner's 1998 preferred dividend requirements relating to the premium paid in connection with its redemption of Series M exchangeable preferred stock ('Series M Preferred Stock').

    For 1997, the significant, nonrecurring items included (i) net pretax gains of approximately $212 million recognized by Time Warner and TWE relating to the sale or exchange of various cable television systems, (ii) a pretax gain of approximately $250 million relating to TWE's sale of its interest in E! Entertainment Television, Inc. ('E! Entertainment'), (iii) a pretax gain of $200 million relating to Time Warner's disposal of its interest in Hasbro, Inc. ('Hasbro') and (iv) an extraordinary loss of $55 million on the retirement of debt.

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

    In addition to the above significant and nonrecurring items, the comparability of Time Warner's Cable division results has been affected further by certain 1998 cable-related transactions, as described more fully in Note 2 to the accompanying consolidated financial statements. While these transactions had a significant effect on the comparability of the Cable division's EBITA and operating income, principally due to the deconsolidation of the related operations, they did not have a significant effect on the comparability of Time Warner's net income and per share results.

1998 Stock Split

    Per common share and average common share amounts give effect to a two-for-one common stock split that occurred on December 15, 1998.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

RESULTS OF OPERATIONS

1999 VS. 1998

    As a result of the consolidation of the Entertainment Group in 1999, and in accordance with Financial Accounting Standards Board Statement No. 131, 'Disclosures About Segments of an Enterprise and Related Information' ('FAS 131'), Time Warner restated its 1998 historical segment presentation to reflect the combination of Time Warner's and the Entertainment Group's business segments. EBITA and operating income are as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                   EBITA        OPERATING INCOME
                                                              ---------------   -----------------
                                                               1999     1998     1999      1998
                                                              ------   ------   -------   -------
                                                                          (MILLIONS)
Cable Networks..............................................  $1,397   $1,160   $1,192    $  960
Publishing..................................................     679      607      627       569
Music.......................................................     452      493      179       213
Filmed Entertainment(a).....................................     997      695      796       479
Broadcasting -- The WB Network..............................     (92)     (93)     (96)      (96)
Cable(b)....................................................   3,927    1,694    3,364     1,101
Digital Media...............................................     (17)      --      (17)       --
Intersegment elimination....................................     (10)     (94)     (10)      (94)
                                                              ------   ------   ------    ------
Total.......................................................  $7,333   $4,462   $6,035    $3,132
                                                              ------   ------   ------    ------
                                                              ------   ------   ------    ------
Entertainment Group EBITA and operating income reported on
  an unconsolidated basis(c)................................      --   (2,166)      --    (1,636)
                                                              ------   ------   ------    ------
Total reported consolidated EBITA and operating income......  $7,333   $2,296   $6,035    $1,496
                                                              ------   ------   ------    ------
                                                              ------   ------   ------    ------

---------

(a) 1999 results include a net pretax gain of approximately $215 million recognized in connection with the early termination and settlement of a long-term, home video distribution agreement and a pretax gain of $97 million relating to the sale of an interest in CanalSatellite, offset in part by a one-time, noncash pretax charge of $106 million relating to Warner Bros.'s retail stores.

(b) The comparability of the Cable division's operating results has been affected by certain 1998 cable-related transactions in addition to net pretax gains related to the sale or exchange of certain cable television systems and investments of approximately $2.247 billion in 1999 and $108 million in 1998.

(c) Represents amounts previously reported for the Entertainment Group, adjusted by intercompany eliminations and other consolidating adjustments necessary for Time Warner to reflect the Entertainment Group on a consolidated basis.

CONSOLIDATED RESULTS

    Time Warner had revenues of $27.333 billion, income of $1.960 billion before an extraordinary loss on the retirement of debt and net income of $1.948 billion in 1999, compared to revenues of $26.244 billion on a pro forma basis ($14.582 billion on a historical basis) and net income of $168 million in 1998. After preferred dividend requirements, Time Warner had basic income per common share before the extraordinary item of $1.51 in 1999, and $1.50 after, compared to a net loss of $.31 per common share in 1998. On a diluted basis, income per common share before the extraordinary item was $1.43 in 1999, and $1.42 after, compared to a net loss of $.31 per common share in 1998.

    As previously described, in addition to the consolidation of the Entertainment Group retroactive to the beginning of 1999, the comparability of Time Warner's operating results for 1999 and 1998 has been further affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $2.568 billion of net pretax gains in 1999, compared to $102 million of net pretax losses in 1998. In addition, net income in 1999 included an extraordinary loss on the retirement of debt of $12 million.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

Preferred dividend requirements in 1998 also included a $234 million one-time increase relating to the premium paid in connection with Time Warner's redemption of its Series M Preferred Stock. The aggregate net effect of these items was an increase in basic net income per common share of $1.11 in 1999, compared to a decrease of $.25 per common share in 1998. On a diluted basis, the aggregate net effect of these items was an increase in basic net income per common share of $1.03 in 1999, compared to a decrease of $.25 per common share in 1998.

    Time Warner's net income increased to $1.948 billion in 1999, compared to $168 million in 1998. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $312 million to $548 million in 1999 from $236 million in 1998. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's business segment operating income, offset in part by higher losses from certain investments accounted for under the equity method of accounting, higher interest expense principally in connection with borrowings used to redeem Time Warner's Series M Preferred Stock in December 1998 and higher income taxes due to the increase in Time Warner's income. Similarly, normalized basic and diluted net income per common share, excluding the effect of significant nonrecurring items, increased to $.39, compared to a normalized net loss of $.06 per common share in 1998. In addition to the factors discussed above, the improvement in 1999 normalized per share results reflects a $254 million reduction in preferred dividend requirements principally relating to the redemption of Series M Preferred Stock in late 1998.

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

BUSINESS SEGMENT RESULTS

    Cable Networks. Revenues increased to $6.111 billion in 1999, compared to $5.377 billion in 1998. EBITA increased to $1.397 billion in 1999 from $1.160 billion in 1998. Operating income increased to $1.192 billion in 1999 from $960 million in 1998. Revenues grew due to increases at the Turner cable networks group and HBO. For the Turner cable networks group, revenues benefited from increases in advertising and subscription revenues, offset in part by the absence of revenues from the Goodwill Games sponsored in the summer of 1998. The increase in advertising revenues was principally due to a strong overall advertising market for most of the group's networks, including CNN, TBS Superstation, TNT and Cartoon Network. The increase in subscription revenues was principally due to an increase in subscriptions and higher rates, primarily led by revenue increases at CNN, TBS Superstation, TNT and Turner Classic Movies. For HBO, revenues benefited primarily from an increase in subscriptions to 35.7 million from 34.6 million at the end of 1998.

    Likewise, EBITA and operating income were higher due to increases at the Turner cable networks group and HBO. For the Turner cable networks group, the increase in EBITA and operating income was principally due to the revenue gains, offset in part by higher programming costs and start-up costs for two new entertainment networks. For HBO, the increase in EBITA and operating income was principally due to the revenue gains, increased cost savings, and higher income from Comedy Central, a 50%-owned equity investee.

    Publishing. Revenues increased to $4.663 billion in 1999, compared to $4.496 billion in 1998. EBITA increased to $679 million in 1999 from $607 million in 1998. Operating income increased to $627 million in 1999 from $569 million in 1998. Revenues in 1999 were affected negatively by the deconsolidation of a direct-marketing operation, which is now being accounted for under the equity method of accounting. Notwithstanding this change, revenues increased primarily from significant, across-the-board growth in magazine advertising revenues, primarily led by In Style, People, Fortune and Time. Magazine circulation revenues also increased

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

principally as a result of higher subscription and newsstand revenues, led by Time and Teen People, offset in part by higher commissions paid on subscriptions sold by third-party agencies. EBITA and operating income increased principally as a result of the revenue gains and increased cost savings. These increases were offset in part by start-up costs for new magazine launches and lower results from direct-marketing activities, including Book-of-the-Month Club and American Family Enterprises, a 50%-owned equity investee. In addition, EBITA and operating income for each period included some small one-time gains on the sale of assets that, in the aggregate, were comparable in amount and, therefore, did not have any significant effect on operating trends.

    Music. Revenues decreased to $3.834 billion in 1999, compared to $4.025 billion in 1998. EBITA decreased to $452 million in 1999 from $493 million in 1998. Operating income decreased to $179 million in 1999 from $213 million in 1998. Revenues decreased primarily due to lower domestic and international recorded music sales, as well as declines in music publishing operations. The worldwide revenue decline principally related to less popular releases in comparison to the prior year, as well as industry-wide softness in various international markets, such as Brazil and Japan. EBITA and operating income decreased principally as a result of the decline in worldwide revenues and lower results from Columbia House, a 50%-owned equity investee, offset in part by increased cost savings, lower artist royalty costs and higher income from DVD manufacturing operations. Management expects that the revenue decline relating to lower worldwide sales levels will continue into the first quarter of 2000, which could continue to affect operating results negatively.

    Filmed Entertainment. Revenues increased to $8.075 billion in 1999, compared to $7.978 billion in 1998. EBITA increased to $997 million in 1999 from $695 million in 1998. Operating income increased to $796 million in 1999 from $479 million in 1998. Revenues grew due to increases at Warner Bros., offset in part by revenue declines at the Turner filmed entertainment businesses, which include New Line Cinema, Castle Rock Entertainment and certain film and television libraries managed by Warner Bros. For Warner Bros., revenues benefited from increases in worldwide theatrical, home video and television distribution operations, offset in part by lower revenues from consumer products operations. The increase in worldwide home video revenues primarily resulted from increased sales of DVDs. For the Turner filmed entertainment businesses, revenues decreased principally as a result of the absence in 1999 of significant syndication revenues from the sale of second-cycle broadcasting rights for Seinfeld in 1998, and fewer theatrical releases in 1999.

    EBITA and operating income were higher due to increases at Warner Bros. and the Turner filmed entertainment businesses. For Warner Bros., the operating results in 1999 were affected by various significant, nonrecurring items, including an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, a pretax gain of $97 million recognized in connection with the sale of an interest in CanalSatellite and a one-time, noncash pretax charge of $106 million relating to Warner Bros.'s retail stores. Excluding the effect of these significant nonrecurring items, Warner Bros.'s EBITA and operating income increased principally as a result of improved results from worldwide theatrical, home video and domestic television syndication operations. These improvements were offset in part by lower results from consumer products operations and lower net gains on the sale of other assets. For the Turner filmed entertainment businesses, EBITA and operating income increased principally due to the absence of film write-offs relating to disappointing results for theatrical releases of Castle Rock Entertainment in 1998, offset in part by lower results from television distribution operations relating to the absence in 1999 of significant syndication sales of broadcasting rights for Seinfeld in 1998.

    The decline in Warner Bros.'s consumer products operations relates, in part, to its retail stores. In the fourth quarter of 1999, Warner Bros. adopted a plan designed to improve the performance of its retail stores. The plan is expected to be executed largely over a three-year period and involves closing certain underperforming stores, transforming other stores into smaller and more efficient stores and exploiting potential e-commerce opportunities. As a result of this plan, Warner Bros. recorded a noncash, pretax charge of $106 million to reduce the carrying value of certain fixed assets and leasehold improvements used in its retail stores. The charge

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

represented the excess of the carrying value of those assets over the discounted future operating cash flows, adjusted to reflect a shorter recovery period due to planned store closures.

    Broadcasting-The WB Network. Revenues increased to $384 million in 1999, compared to $260 million in 1998. EBITA improved to a loss of $92 million in 1999 from a loss of $93 million in 1998. Operating losses of $96 million were the same in both 1999 and in 1998. Revenues increased principally as a result of one additional night of weekly prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were, and are expected to continue to be, negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The marginal EBITA loss improvement and flat operating losses principally resulted from the fact that significant revenue increases were offset by the combination of higher programming costs associated with the expanded programming schedule and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

    Cable. Revenues increased to $5.374 billion in 1999, compared to $5.342 billion in 1998. EBITA increased to $3.927 billion in 1999 from $1.694 billion in 1998. Operating income increased to $3.364 billion in 1999 from $1.101 billion in 1998. These operating results were affected by certain cable-related transactions that occurred in 1998 (the '1998 Cable Transactions') and by net pretax gains of $2.247 billion recognized in 1999 and $108 million in 1998 related to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation of certain operations and are described more fully in Note 2 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

    As of December 31, 1999 and 1998, there were 12.6 million subscribers under the management of Time Warner's Cable division.

    Digital Media. Digital Media operating results reflect start-up costs associated with Time Warner's digital media businesses, including the November 1999 launch of Entertaindom, Time Warner's entertainment Web destination. Digital Media had $17 million of operating losses on $1 million of revenues during 1999. Due to the start-up nature of these businesses, losses are expected to continue.

    Interest and Other, Net. Interest and other, net, decreased to $1.897 billion of expense in 1999, compared to $2.050 billion of expense on a pro forma basis in 1998. Interest expense increased to $1.519 billion in 1999, compared to $1.451 billion on a pro forma basis in 1998. Interest expense increased principally because of higher interest costs incurred in connection with the $2.1 billion of borrowings used to redeem the Company's Series M Preferred Stock in December 1998, offset in part by interest savings associated with the Company's 1998 debt reduction efforts. Other expense, net, decreased to $378 million in 1999, compared to $599 million on a pro forma basis in 1998. The decrease principally related to the recognition of an approximate $115 million pretax gain in 1999 in connection with the Time Warner Telecom IPO and the absence of an approximate $210 million pretax charge recorded in 1998 to reduce the carrying value of an interest in Primestar, offset in part by higher losses in 1999 from certain investments accounted for under the equity method of accounting.

    Minority Interest. Minority interest expense increased to $475 million in 1999, compared to $338 million on a pro forma basis in 1998. Minority interest expense increased primarily due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ('TWE-A/N') to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

decreased slightly in 1999 principally due to a higher allocation of losses to a minority partner in The WB Network.

1998 VS. 1997

    As a result of the consolidation of the Entertainment Group in 1999, and in accordance with FAS 131, Time Warner restated its historical segment presentation to reflect the combination of Time Warner's and the Entertainment Group's business segments. EBITA and operating income are as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                   EBITA        OPERATING INCOME
                                                              ---------------   -----------------
                                                               1998     1997     1998      1997
                                                              ------   ------   -------   -------
                                                                          (MILLIONS)
Cable Networks..............................................  $1,160   $  964   $  960    $  765
Publishing..................................................     607      529      569       481
Music.......................................................     493      467      213       166
Filmed Entertainment........................................     695      604      479       389
Broadcasting-The WB Network.................................     (93)     (88)     (96)      (88)
Cable(a)....................................................   1,694    1,611    1,101     1,011
Intersegment elimination....................................     (94)     (54)     (94)      (54)
                                                              ------   ------   ------    ------
Total.......................................................  $4,462   $4,033   $3,132    $2,670
                                                              ------   ------   ------    ------
                                                              ------   ------   ------    ------
Entertainment Group EBITA and operating income reported on
  an unconsolidated basis(b)................................  (2,166)  (1,850)  (1,636)   (1,399)
                                                              ------   ------   ------    ------
Total reported consolidated EBITA and operating income......  $2,296   $2,183   $1,496    $1,271
                                                              ------   ------   ------    ------
                                                              ------   ------   ------    ------

---------

(a) The comparability of the Cable division's operating results has been affected by certain 1998 cable-related transactions in addition to net pretax gains of approximately $108 million in 1998 and $212 million in 1997 related to the sale or exchange of certain cable television systems.

(b) Represents amounts previously reported for the Entertainment Group, adjusted by intercompany eliminations and other consolidating adjustments necessary for Time Warner to reflect the Entertainment Group on a consolidated basis.

CONSOLIDATED RESULTS

    Time Warner had revenues of $14.582 billion and net income of $168 million in 1998, compared to revenues of $13.294 billion, income of $301 million before an extraordinary loss on the retirement of debt and net income of $246 million in 1997. Time Warner's equity in the pretax income of the Entertainment Group was $356 million in 1998, compared to $686 million in 1997. After preferred dividend requirements, Time Warner had basic and diluted loss per common share of $.31 in 1998, compared to a loss of $.01 per common share before the extraordinary item in 1997, and $.06 per common share after.

    As previously described, the comparability of Time Warner's and the Entertainment Group's operating results for 1998 and 1997 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items amounted to $102 million of net pretax losses in 1998, compared to approximately $660 million of net pretax gains in 1997. In addition, preferred dividend requirements for 1998 included a $234 million one-time increase relating to the premium paid in connection with Time Warner's redemption of its Series M Preferred Stock. Lastly, 1997 included a $55 million extraordinary loss on the retirement of debt. The aggregate net effect of these significant, nonrecurring items was a decrease in income per common share of $.25 in 1998, compared to an increase in income per common share of $.27 in 1997.

    Time Warner's net income decreased to $168 million in 1998, compared to net income of $246 million in 1997. However, excluding the significant effect of the nonrecurring items referred to above, net income

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

increased by $300 million to $236 million in 1998, compared to a net loss of $64 million in 1997. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's business segment operating income, an increase in income from its equity in the pretax income of the Entertainment Group and lower interest expense associated with Time Warner's debt reduction efforts and certain cable system transfers in 1998 (the 'TWE-A/N Transfers'), offset in part by higher losses from certain investments accounted for under the equity method of accounting and lower gains on foreign exchange contracts. The TWE-A/N Transfers are described more fully in Note 2 to the accompanying financial statements. Similarly, normalized net loss per common share, excluding the effect of significant nonrecurring items, was $.06 in 1998, compared to a normalized net loss per common share of $.33 in 1997.

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

BUSINESS SEGMENT RESULTS

    Cable Networks. Revenues increased to $5.377 billion in 1998, compared to $4.823 billion in 1997. EBITA increased to $1.160 billion in 1998 from $964 million in 1997. Operating income increased to $960 million in 1998 from $765 million in 1997. Revenues grew due to increases at the Turner cable networks group and HBO. For the Turner cable networks group, revenues benefited from an increase in subscription and advertising revenues. The increase in subscription revenues principally related to the conversion of TBS Superstation from an advertiser-supported broadcast superstation to a copyright-paid, cable television service, which allows TBS Superstation to charge cable operators for the right to carry its cable television programming. Subscription revenues also increased as a result of an increase in subscriptions, primarily at CNN, CNN International, TNT/Cartoon Europe and Turner Classic Movies, and higher rates. The increase in advertising revenues was principally due to a strong overall advertising market for most of the division's networks, including TNT, Cartoon Network, TNT/Cartoon Europe, CNN and CNN Headline News. For HBO, revenues benefited primarily from an increase in subscriptions to 34.6 million from 33.6 million at the end of 1997.

    Likewise, EBITA and operating income were higher due to increases at the Turner cable networks group and HBO. For the Turner cable networks group, the increase in EBITA and operating income was principally due to the revenue gains and lower programming costs at TNT, offset in part by higher programming costs at CNN and losses associated with the Goodwill Games. For HBO, EBITA and operating income improved principally as a result of the revenue gains and, to a lesser extent, cost savings and higher income from Comedy Central.

    Publishing. Revenues increased to $4.496 billion in 1998, compared to $4.290 billion in 1997. EBITA increased to $607 million in 1998 from $529 million in 1997. Operating income increased to $569 million in 1998 from $481 million in 1997. Revenues benefited primarily from significant increases in magazine

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

advertising revenues, as well as increases in magazine circulation revenues. The increase in advertising revenues was principally due to a strong overall advertising market for most of the division's magazines, primarily led by People, Time, Entertainment Weekly, Fortune and In Style. The increase in circulation revenues was principally due to higher subscription and newsstand revenues, primarily led by the same magazines. EBITA and operating income increased principally as a result of the revenue gains, cost savings and one-time gains on the sale of certain assets, offset in part by lower results from direct-marketing operations.

    Music. Revenues increased to $4.025 billion in 1998, compared to $3.691 billion in 1997. EBITA increased to $493 million in 1998 from $467 million in 1997. Operating income increased to $213 million in 1998 from $166 million in 1997. Revenues benefited from an increase in domestic and international recorded music sales principally relating to higher compact disc sales of a broad range of popular releases from new and established artists and movie soundtracks, as well as lower returns of product. EBITA and operating income increased principally as a result of the revenue gains and cost savings, offset in part by lower results from direct-marketing operations, higher artist costs and the absence of certain one-time gains recognized in 1997.

    Filmed Entertainment. Revenues increased to $7.978 billion in 1998, compared to $7.003 billion in 1997. EBITA increased to $695 million in 1998 from $604 million in 1997. Operating income increased to $479 million in 1998 from $389 million in 1997. Revenues grew due to increases at Warner Bros. and the Turner filmed entertainment business. For Warner Bros., revenues benefited from a significant increase in licensing fees from television production and distribution operations, principally relating to the initial off-network domestic syndication availability of Friends and the initial off-network basic cable availability of ER, as well as an increase in revenues from consumer products licensing operations. For the Turner filmed entertainment businesses, revenues benefited from a significant increase in syndication sales resulting from the renewal by existing television station customers of second-cycle broadcasting rights for Seinfeld, as well as an increase in worldwide theatrical and home video revenues at New Line Cinema.

    Likewise, EBITA and operating income increased due to increases at Warner Bros., offset in part by decreases at the Turner filmed entertainment businesses, principally as a result of film write-offs relating to disappointing results for theatrical releases of Castle Rock Entertainment in the first half of 1998. For Warner Bros., EBITA and operating income benefited principally from the revenue gains and cost savings, offset in part by lower international syndication sales of library product and lower results from theatrical releases. In addition, EBITA and operating income for each period included certain one-time gains on the sale of assets that were comparable in amount and therefore, did not have any significant effect on operating trends.

    Broadcasting-The WB Network. Revenues increased to $260 million in 1998, compared to $136 million in 1997. EBITA decreased to a loss of $93 million in 1998 from a loss of $88 million in 1997. Operating losses increased to $96 million in 1998 from $88 million in 1997. Revenues increased as a result of higher advertising sales relating to improved television ratings and the addition of a fourth night of prime-time programming in January 1998 and a fifth night in September 1998. Despite the revenue increase, operating losses increased because of a lower allocation of losses to a minority partner in the network. However, excluding this minority interest effect, operating losses improved principally as a result of the revenue gains, which outweighed higher programming costs associated with the expanded programming schedule.

    Cable. Revenues increased to $5.342 billion in 1998, compared to $5.240 billion in 1997. EBITA increased to $1.694 billion in 1998 from $1.611 billion in 1997. Operating income increased to $1.101 billion in 1998 from $1.011 billion in 1997. These operating results were affected by the 1998 Cable Transactions and by net pretax gains of $108 million recognized in 1998 and $212 million in 1997 related to the sale or exchange of various cable television systems and investments. Excluding the effect of the 1998 Cable Transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates and an increase in advertising revenues. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher depreciation related to capital spending.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

    Interest and Other, Net. The following is a discussion of interest and other, net, included in the consolidated results of Time Warner and the unconsolidated results of the Entertainment Group.

    Interest and other, net, at Time Warner increased to $1.128 billion of expense in 1998, compared to $973 million of expense in 1997. Interest expense decreased to $891 million in 1998, compared to $1.049 billion in 1997, principally due to lower average debt levels associated with the Company's debt reduction efforts and the TWE-A/N Transfers. There was other expense, net, of $237 million in 1998 compared to other income, net of $76 million in 1997, primarily due to lower investment-related income, as well as lower gains on foreign exchange contracts and higher losses associated with the Company's asset securitization program. The significant decrease in investment-related income principally resulted from the absence of a $200 million pretax gain recognized in 1997 in connection with the disposal of Time Warner's interest in Hasbro and higher losses in 1998 from certain investments accounted for under the equity method of accounting.

    Interest and other, net, at the Entertainment Group increased to $945 million of expense in 1998, compared to $338 million of expense in 1997. Interest expense increased to $566 million in 1998, compared to $494 million in 1997, principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $379 million in 1998, compared to other income, net, of $156 million in 1997, primarily due to lower investment-related income, as well as higher losses associated with TWE's asset securitization program. The significant decrease in investment-related income principally resulted from the absence of an approximate $250 million pretax gain recognized in 1997 in connection with the sale of an interest in E! Entertainment, the inclusion of an approximate $210 million charge recorded in 1998 principally to reduce the carrying value of an interest in Primestar and higher losses in 1998 from certain investments accounted for under the equity method of accounting.

    Minority Interest. Minority interest, recognized by the Entertainment Group on an unconsolidated basis, decreased to $284 million in 1998, compared to $324 million in 1997. Minority interest expense decreased primarily due to the allocation of a portion of the higher net pretax gains in 1997 relating to the sale or exchange of various cable television systems owned by TWE-A/N to the minority owners of that partnership. Excluding the effect of the gains recognized in each period, minority interest expense for 1998 and 1997 was comparable in amount and did not have any significant effect on operating trends.

FINANCIAL CONDITION AND LIQUIDITY

DECEMBER 31, 1999

1999 FINANCIAL CONDITION

    At December 31, 1999, Time Warner had $18.1 billion of debt, $1.3 billion of available cash and equivalents (net debt of $16.8 billion), $1.2 billion of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary and $9.7 billion of shareholders' equity, compared to $17.5 billion of debt, $529 million of available cash and equivalents (net debt of $17.0 billion), $895 million of borrowings against future stock option proceeds, $792 million of mandatorily redeemable preferred securities of subsidiaries, and $8.9 billion of shareholders' equity on a pro forma basis at December 31, 1998.

DEBT REFINANCINGS

    In 1999, Time Warner Companies, Inc., a wholly owned subsidiary of Time Warner, redeemed all of its $600 million principal amount of Floating Rate Reset Notes due July 29, 2009. The aggregate redemption cost of approximately $620 million was funded with borrowings under Time Warner's bank credit agreement. In connection with this redemption, an extraordinary loss of $12 million was recognized in the third quarter of 1999.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

REDEMPTION OF REIT PREFERRED STOCK

    In March 1999, a subsidiary of TWE (the 'REIT') redeemed all of its shares of preferred stock ('REIT Preferred Stock') at an aggregate cost of $217 million, which approximated net book value. The redemption was funded with borrowings under TWE's bank credit agreement.

PREFERRED STOCK CONVERSIONS

    During 1999 and January 2000, Time Warner issued approximately 71.4 million shares of common stock in connection with the conversion of approximately 17.2 million shares of convertible preferred stock. Because holders of preferred stock are entitled to cash dividends at a preferential rate prior to conversion, Time Warner's 1999 cash dividend requirements will be reduced in 2000 by approximately $26 million. After giving effect to those conversions, there were approximately 5.4 million shares of preferred stock outstanding that are convertible into approximately 22.7 million shares of Time Warner common stock.

COMMON STOCK REPURCHASE PROGRAM

    In January 1999, Time Warner's Board of Directors authorized a new common stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of common stock. This program was expected to be completed over a three-year period. However, in connection with Time Warner's agreement to merge with America Online, Time Warner currently has suspended its stock repurchase program.

    During 1999, Time Warner acquired 28.4 million shares of its common stock at an aggregate cost of $1.896 billion. These repurchases increased the cumulative shares purchased under this and its previous common stock repurchase program begun in 1996 to approximately 123.5 million shares at an aggregate cost of $4.936 billion, or approximately $40 per share.

CASH FLOWS

    During 1999, Time Warner's cash provided by operations amounted to $3.953 billion and reflected $7.333 billion of business segment EBITA, $1.231 billion of noncash depreciation expense, $213 million of proceeds from Time Warner's asset securitization program, less $2.247 billion of net pretax gains on the sale or exchange of cable television systems and investments, $1.406 billion of interest payments, $377 million of income taxes, $163 million of corporate expenses and $631 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations on a pro forma basis in 1998 of $3.408 billion reflected $4.462 billion of business segment EBITA, $1.305 billion of noncash depreciation expense, $183 million of proceeds from Time Warner's asset securitization program, less $108 million of net pretax gains on the sale or exchange of cable television systems, $1.343 billion of interest payments, $300 million of income taxes, $158 million of corporate expenses and $633 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

    Cash used by investing activities was $1.930 billion in 1999, compared to $908 million on a pro forma basis in 1998, principally as a result of higher capital expenditures, an increase in cash used for investment and acquisitions and a decrease in investment proceeds. Investment proceeds decreased largely relating to the 1998 sale of TWE's remaining interest in Six Flags Entertainment Corporation and the receipt of approximately $650 million of proceeds in 1998 upon the formation of a cable joint venture in Texas, offset in part by the receipt of approximately $280 million of net proceeds in 1999 in connection with an exchange of cable television systems. Capital expenditures increased to $2.231 billion in 1999, compared to $2.115 billion on a pro forma basis in 1998.

    Cash used by financing activities was $1.181 billion in 1999, compared to $2.938 billion on a pro forma basis in 1998. The use of cash in 1999 principally resulted from the repurchase of approximately 28.4 million

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

shares of Time Warner common stock at an aggregate cost of $1.896 billion, the redemption of REIT Preferred Stock at an aggregate cost of $217 million and the payment of $289 million of dividends, offset in part by a $583 million increase in net borrowings, $421 million of proceeds received from the exercise of employee stock options and $348 million of borrowings against future stock option proceeds. During 1998, Time Warner issued approximately $2.1 billion of debt and used the proceeds therefrom to redeem its Series M Preferred Stock. Dividends paid in 1999 were $235 million lower than in 1998, reflecting the effect of Time Warner's redemption of its Series M Preferred Stock in December 1998.

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

CABLE CAPITAL SPENDING

    Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable amounted to $1.600 billion in 1999, compared to $1.676 billion in 1998. Cable capital spending for 2000 is budgeted to be approximately $2 billion, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and Road Runner-branded high-speed online service. Capital spending by Time Warner Cable is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the Federal Communications Commission (the 'FCC') in 1996 to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure.
The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, TWE-A/N and Time Warner. As of December 31, 1999, Time Warner Cable had approximately $250 million remaining under this commitment. Management expects to satisfy this commitment by December 31, 2000 when Time Warner Cable's technological upgrade of its cable television systems is scheduled to be completed.

OFF-BALANCE SHEET ASSETS

    As discussed below, Time Warner believes that the value of certain off-balance sheet assets should be considered, along with other factors discussed elsewhere herein, in evaluating the Company's financial condition and prospects for future results of operations, including its ability to fund its capital and liquidity needs.

  Intangible Assets

    As a creator and distributor of branded information and entertainment copyrights, Time Warner has a significant amount of internally generated intangible assets whose value is not fully reflected in the consolidated balance sheet. Such intangible assets extend across Time Warner's principal business interests, but are best exemplified by Time Warner's collection of copyrighted music product, its libraries of copyrighted film and television product and the creation or extension of brands. Generally accepted accounting principles do not recognize the value of such assets, except at the time they may be acquired in a business combination accounted for by the purchase method of accounting.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

    Because Time Warner normally owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the compact disc and home videocassette in the 1980's and the current exploitation of DVDs, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in the consolidated balance sheet of Time Warner.

  Filmed Entertainment Backlog

    Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of Time Warner's filmed entertainment companies amounted to $3.595 billion at December 31, 1999, compared to $2.934 billion on a pro forma basis at December 31, 1998 (including amounts relating to the licensing of film product to Time Warner's cable television networks of $1.176 billion at December 31, 1999 and $995 million at December 31, 1998).

    Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. As of December 31, 1999, including cash received under the securitization facility and other advanced payments, approximately $700 million of cash licensing fees had been collected against the backlog. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

INTEREST RATE AND FOREIGN CURRENCY RISK MANAGEMENT

  Interest Rate Swap Contracts

    Time Warner uses interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates. At December 31, 1999, Time Warner had interest rate swap contracts to pay floating-rates of interest (average six-month LIBOR rate of 5.8%) and receive fixed-rates of interest (average rate of 5.5%) on $400 million notional amount of indebtedness, which resulted in approximately 34% of Time Warner's underlying debt being subject to variable interest rates. At December 31, 1998, Time Warner had interest rate swap contracts on $1.6 billion notional amount of indebtedness.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)


    Based on Time Warner's variable-rate obligations and related interest rate swap contracts outstanding at December 31, 1999, each 25 basis point increase or decrease in the level of interest rates would, respectively, increase or decrease Time Warner's annual interest expense and related cash payments by approximately $19 million, including $1 million related to interest rate swap contracts. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of variable-rate debt and related interest rate swap contracts during the period and, for all maturities, an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

  Foreign Exchange Contracts

    Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period. At December 31, 1999, Time Warner had effectively hedged approximately half of the estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. At December 31, 1999, Time Warner had contracts for the sale of $843 million and the purchase of $468 million of foreign currencies at fixed rates, compared to contracts for the sale of $755 million and the purchase of $259 million of foreign currencies at December 31, 1998.

    Based on the foreign exchange contracts outstanding at December 31, 1999, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1999 would result in approximately $42 million of unrealized losses and $23 million of unrealized gains on foreign exchange contracts involving foreign currency sales and purchases, respectively. Conversely, a 5% appreciation of the U.S. dollar would result in $42 million of unrealized gains and $23 million of unrealized losses, respectively. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency royalty and license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

EURO CONVERSION

    Effective January 1, 1999, the 'euro' was established as a single currency valid in more than two-thirds of the member countries of the European Union. These member countries have a three-year transitional period to physically convert their sovereign currencies to the euro. By July 1, 2002, all participating member countries must eliminate their currencies and replace their legal tender with euro-denominated bills and coins. Notwithstanding this transitional period, many commercial transactions are expected to become euro-denominated well before the July 2002 deadline. Accordingly, Time Warner continues to evaluate the short-term and long-term effects of the euro conversion on its European operations, principally publishing, music, cable networks and filmed entertainment.

    Time Warner believes that the most significant short-term impact of the euro conversion is the need to modify its accounting and information systems to handle an increasing volume of transactions during the transitional period in both the euro and sovereign currencies of the participating member countries. Time Warner has identified its accounting and information systems in need of modification and an action plan has been formulated to address the nature and timing of remediation efforts. Remediation efforts have begun and the plan is expected to be substantially completed well before the end of the transitional period. This timetable will be
                                      F-18

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

adjusted, if necessary, to meet the anticipated needs of Time Warner's vendors and customers. Based on preliminary information, costs to modify its accounting and information systems have not been, and are not expected to be, material.

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

YEAR 2000 TECHNOLOGY PREPAREDNESS

    Time Warner, like most large companies, depends on many different computer systems and other chip-based devices for the continuing conduct of its business. The Company took various precautions related to the fact that many older computer programs, computer hardware and chip-based devices might have failed to recognize dates beginning on January 1, 2000 as being valid dates, and as a result might have failed to operate or might have operated improperly as such dates were introduced.

    During 1999, the Company completed its efforts to minimize the risk of disruption related to Year 2000 issues. This program was described in the Company reports filed with the Securities and Exchange Commission (the 'SEC'). To date, the Company has experienced few problems related to Year 2000 compliance, and the problems that have been identified have been addressed. The Company is not aware of any remaining significant problems related to Year 2000 issues but is continuing to monitor the status of suppliers, vendors and other entities with which it does business.

    Through the end of 1999, the Company, as a whole, incurred approximately $150 million related to its Year 2000 remediation program, which started in 1996. These expenditures were funded from the Company's operating cash flow. The Company anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. Future expenditures are not expected to be significant.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

    The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as 'anticipate,' 'estimate,' 'expects,' 'projects,' 'intends,' 'plans,' 'believes' and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations of future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

    Time Warner operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. Time Warner's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those
                                      F-19

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION  --  (CONTINUED)

contained in the forward-looking statements include those identified in Time Warner's other filings with the SEC and:

  - For Time Warner's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as 'digital must-carry' or common carrier requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable and high-speed on-line services or telephony over cable or video on demand) to function properly, to appeal to enough consumers or to be available at reasonable prices and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

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

   - For Time Warner's music business, its ability to continue to attract and select desirable talent at manageable costs; the timely completion of albums by major artists; the popular demand for particular artists and albums; its ability to continue to enforce and capitalize on its intellectual property rights in digital environments; its ability to complete its proposed transaction with EMI and integrate the businesses successfully; and the overall strength of global music sales.

   - For Time Warner's print media and publishing businesses, increases in paper, postal and distribution costs; the introduction and increased popularity of alternative technologies for the provision of news and information, such as the Internet; and fluctuations in advertiser and consumer spending.

   - For Time Warner's digital media businesses, their ability to locate and invest in profitable businesses, to develop products and services that are attractive, accessible and commercially viable in terms of content, technology and cost; their ability to manage costs and generate revenues; aggressive competition from existing and developing technologies and products; the resolution of issues concerning commercial activities via the Internet, including security, reliability, cost, ease of use and access; and the possibility of increased government regulation of new media services.

   - The risks related to the Company's merger with America Online, including the failure of the Time Warner or America Online shareholders to approve the Merger; the risk that the Time Warner and America Online businesses will not be integrated successfully; the costs related to the Merger; the inability to obtain, or meet conditions imposed for, governmental approvals for the Merger; and other factors generally affecting the businesses of the combined company.

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

                                TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  1999            1998           1998
                                                              HISTORICAL(a)   PRO FORMA(a)   HISTORICAL(a)
                                                              -------------   ------------   -------------
ASSETS
CURRENT ASSETS
Cash and equivalents........................................     $ 1,284        $   529         $   442
Receivables, less allowances of $1.682, $1.513 and
 $1.007 billion.............................................       4,931          4,640           2,885
Inventories.................................................       2,182          2,258             946
Prepaid expenses............................................       1,464          1,342           1,176
                                                                 -------        -------         -------
Total current assets........................................       9,861          8,769           5,449

Noncurrent inventories......................................       4,201          4,219           1,900
Investments in and amounts due to and from Entertainment
 Group......................................................          --             --           4,980
Other investments...........................................       2,096          1,665             794
Property, plant and equipment...............................       8,728          8,037           1,991
Music catalogues, contracts and copyrights..................         782            876             876
Cable television and sports franchises......................       8,472          6,943           2,868
Goodwill....................................................      15,458         15,830          11,919
Other assets................................................       1,641          1,612             863
                                                                 -------        -------         -------
Total assets................................................     $51,239        $47,951         $31,640
                                                                 -------        -------         -------
                                                                 -------        -------         -------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable............................................     $ 1,923        $ 1,966         $   996
Participations, royalties and programming costs payable.....       2,967          2,714           1,199
Debt due within one year....................................          22             25              19
Other current liabilities...................................       4,758          4,365           2,404
                                                                 -------        -------         -------
Total current liabilities...................................       9,670          9,070           4,618

Long-term debt..............................................      18,083         17,503          10,925
Borrowings against future stock option proceeds.............       1,243            895             895
Deferred income taxes.......................................       4,234          3,491           3,491
Unearned portion of paid subscriptions......................         762            741             741
Other liabilities...........................................       3,773          3,580           1,543
Minority interests..........................................       3,186          3,027              --
Mandatorily redeemable preferred securities of subsidiaries
 holding solely notes and debentures of subsidiaries of the
 Company....................................................         575            792             575

SHAREHOLDERS' EQUITY
Preferred stock, $.10 par value, 8.4, 22.6 and 22.6 million
 shares outstanding, $.840, $2.260 and $2.260 billion
 liquidation preference.....................................           1              2               2
Series LMCN-V common stock, $.01 par value, 114.1 million
 shares outstanding.........................................           1              1               1
Common stock, $.01 par value, 1.173, 1.118 and 1.118 billion
 shares outstanding.........................................          12             11              11
Paid-in capital.............................................      12,998         13,134          13,134
Accumulated deficit.........................................      (3,299)        (4,296)         (4,296)
                                                                 -------        -------         -------
Total shareholders' equity..................................       9,713          8,852           8,852
                                                                 -------        -------         -------
Total liabilities and shareholders' equity..................     $51,239        $47,951         $31,640
                                                                 -------        -------         -------
                                                                 -------        -------         -------

---------
(a) The 1999 financial statements reflect the consolidation of the Entertainment Group, which substantially consists of TWE, retroactive to the beginning of 1999. Time Warner's historical financial statements for 1998 have not been changed; however, in order to enhance comparability, pro forma financial statements for 1998 reflecting the consolidation of the Entertainment Group are presented supplementally (Note 1).

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                      (MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  1999            1998           1998            1997
                                                              HISTORICAL(a)   PRO FORMA(a)   HISTORICAL(a)   HISTORICAL(a)
                                                              -------------   ------------   -------------   -------------
Revenues(b).................................................    $ 27,333        $ 26,244        $14,582         $13,294
                                                                --------        --------        -------         -------
Cost of revenues(b)(c)......................................     (14,940)        (14,820)        (7,502)         (6,723)
Selling, general and administrative(b)(c)...................      (7,513)         (7,070)        (4,802)         (4,400)
Amortization of goodwill and other intangible assets........      (1,298)         (1,330)          (800)           (912)
Gain on sale or exchange of cable systems and
 investments(b).............................................       2,247             108             18              12
Gain on early termination of video distribution agreement...         215              --             --              --
Gain on sale of interest in CanalSatellite..................          97              --             --              --
Write-down of retail store assets...........................        (106)             --             --              --
                                                                --------        --------        -------         -------
Business segment operating income...........................       6,035           3,132          1,496           1,271
Equity in pretax income of Entertainment Group(b)...........          --              --            356             686
Interest and other, net(b)(d)...............................      (1,897)         (2,050)        (1,128)           (973)
Corporate expenses(b).......................................        (163)           (158)           (86)            (81)
Minority interest...........................................        (475)           (338)           (52)            (71)
                                                                --------        --------        -------         -------
Income before income taxes..................................       3,500             586            586             832
Income taxes................................................      (1,540)           (418)          (418)           (531)
                                                                --------        --------        -------         -------
Income before extraordinary item............................       1,960             168            168             301
Extraordinary loss on retirement of debt, net of $9 and $37
 million income tax benefit in 1999 and 1997,
 respectively...............................................         (12)             --             --             (55)
                                                                --------        --------        -------         -------
Net income..................................................       1,948             168            168             246
Preferred dividend requirements(e)..........................         (52)           (540)          (540)           (319)
                                                                --------        --------        -------         -------
Net income (loss) applicable to common shares...............    $  1,896        $   (372)       $  (372)        $   (73)
                                                                --------        --------        -------         -------
                                                                --------        --------        -------         -------
Income (loss) per common share before extraordinary item:
   Basic....................................................    $   1.51        $   (.31)       $  (.31)        $  (.01)
                                                                --------        --------        -------         -------
                                                                --------        --------        -------         -------
   Diluted..................................................    $   1.43        $   (.31)       $  (.31)        $  (.01)
                                                                --------        --------        -------         -------
                                                                --------        --------        -------         -------
Net income (loss) per common share:
   Basic....................................................    $   1.50        $   (.31)       $  (.31)        $  (.06)
                                                                --------        --------        -------         -------
                                                                --------        --------        -------         -------
   Diluted..................................................    $   1.42        $   (.31)       $  (.31)        $  (.06)
                                                                --------        --------        -------         -------
                                                                --------        --------        -------         -------
Average common shares:
   Basic....................................................     1,267.0         1,194.7        1,194.7         1,135.4
                                                                --------        --------        -------         -------
                                                                --------        --------        -------         -------
   Diluted..................................................     1,398.3         1,194.7        1,194.7         1,135.4
                                                                --------        --------        -------         -------
                                                                --------        --------        -------         -------

---------
(a) The 1999 financial statements reflect the consolidation of the Entertainment Group, which substantially consists of TWE, retroactive to the beginning of 1999. Time Warner's historical financial statements for prior periods have not been changed; however, in order to enhance comparability, pro forma financial statements for 1998 reflecting the consolidation of the Entertainment Group are presented supplementally (Note 1).

(b) Includes the following income (expenses) resulting from transactions with related companies and, on a historical basis for 1998 and 1997, the Entertainment Group:

      Revenues............................................      $    506        $    511        $   487        $   384
      Cost of revenues....................................          (207)           (154)          (318)          (245)
      Selling, general and administrative.................           (29)            (23)           (40)           (53)
      Gain (loss) on sale or exchange of cable systems and
        investments.......................................           427              (4)            (4)            --
      Equity in pretax income of Entertainment Group......            --              --            105              5
      Interest and other, net.............................            12               1             (9)           (36)
      Corporate expenses..................................            --              --             72             72

(c) Includes depreciation expense of:.....................      $  1,231        $  1,305        $   378        $   382
                                                                --------        --------        -------        -------
                                                                --------        --------        -------        -------

(d) Includes an approximate $115 million pretax gain recognized in the second quarter of 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc.

(e) Preferred dividend requirements for 1998 include a one-time effect of $234 million relating to the premium paid in connection with the redemption of the Company's 10 1/4% Series M exchangeable preferred stock ('Series M Preferred Stock'). See Note 11.

See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                    1999                  1998                 1998                  1997
                                                HISTORICAL(a)         PRO FORMA(a)         HISTORICAL(a)         HISTORICAL(a)
                                                -------------         ------------         -------------         -------------
OPERATIONS
Net income.................................        $ 1,948              $   168               $   168               $   246
Adjustments for noncash and nonoperating
 items:
   Extraordinary loss on retirement of
    debt...................................             12                   --                    --                    55
   Depreciation and amortization...........          2,529                2,635                 1,178                 1,294
   Amortization of film costs..............          2,294                2,478                   542                   379
   Noncash interest expense................              4                   30                    30                    98
   Gain on sale or exchange of cable
    systems and investments................         (2,247)                (108)                  (18)                  (12)
   Excess (deficiency) of distributions
    over equity in pretax income of
    Entertainment Group....................             --                   --                   342                  (207)
   Equity in losses of other investee
    companies after distributions..........            344                  267                   147                    36
Changes in operating assets and
 liabilities:
   Receivables.............................           (349)                (940)                 (597)                 (167)
   Inventories.............................         (2,321)              (2,962)                 (854)                 (463)
   Accounts payable and other
    liabilities............................          1,690                1,500                   810                   501
   Other balance sheet changes.............             49                  340                    97                  (352)
                                                   -------              -------               -------               -------

Cash provided by operations................          3,953                3,408                 1,845                 1,408
                                                   -------              -------               -------               -------

INVESTING ACTIVITIES
Consolidation of the Entertainment Group's
 cash and equivalents......................             87                   --                    --                    --
Investments and acquisitions...............           (870)                (548)                 (159)                 (113)
Capital expenditures.......................         (2,231)              (2,115)                 (512)                 (574)
Investment proceeds........................          1,084                1,755                   569                   187
Proceeds received from distribution of TWE
 Senior Capital............................             --                   --                   455                   455
                                                   -------              -------               -------               -------

Cash provided (used) by investing
 activities................................         (1,930)                (908)                  353                   (45)
                                                   -------              -------               -------               -------

FINANCING ACTIVITIES
Borrowings.................................          4,332                5,257                 3,743                 5,413
Debt repayments............................         (3,749)              (4,215)               (2,317)               (6,394)
Borrowings against future stock option
 proceeds..................................            348                1,015                 1,015                   230
Repayments of borrowings against future
 stock option proceeds.....................             --                 (653)                 (653)                 (185)
Redemption of mandatorily redeemable
 preferred securities of subsidiary........           (217)                  --                    --                    --
Repurchases of Time Warner common stock....         (1,896)              (2,240)               (2,240)                 (344)
Redemption of Series M Preferred Stock.....             --               (2,093)               (2,093)                   --
Dividends paid.............................           (289)                (524)                 (524)                 (338)
Proceeds received from stock option and
 dividend reinvestment plans...............            421                  740                   740                   454
Other......................................           (131)                (225)                  (72)                  (68)
                                                   -------              -------               -------               -------

Cash used by financing activities..........         (1,181)              (2,938)               (2,401)               (1,232)
                                                   -------              -------               -------               -------

INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS...............................            842                 (438)                 (203)                  131

CASH AND EQUIVALENTS AT BEGINNING OF
 PERIOD....................................            442                  967                   645                   514
                                                   -------              -------               -------               -------

CASH AND EQUIVALENTS AT END OF PERIOD......        $ 1,284              $   529               $   442               $   645
                                                   -------              -------               -------               -------
                                                   -------              -------               -------               -------

---------

(a) The 1999 financial statements reflect the consolidation of the Entertainment Group, which substantially consists of TWE, retroactive to the beginning of 1999. Time Warner's historical financial statements for prior periods have not been changed; however, in order to enhance comparability, pro forma financial statements for 1998 reflecting the consolidation of the Entertainment Group are presented supplementally (Note 1).

See accompanying notes.

                                TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (MILLIONS)

                                                              PREFERRED   COMMON   PAID-IN   ACCUMULATED
                                                                STOCK     STOCK    CAPITAL     DEFICIT     TOTAL
                                                                -----     -----    -------     -------     ------
BALANCE AT DECEMBER 31, 1996................................     $ 4       $11     $12,245     $(2,758)    $9,502
Net income..................................................                                       246        246
Foreign currency translation adjustments....................                                       (76)       (76)
Unrealized losses on securities, net of $89 million tax
   benefit(a)...............................................                                      (128)      (128)
                                                                                               -------     ------
   Comprehensive income.....................................                                        42         42

Common stock dividends......................................                                      (204)      (204)
Preferred stock dividends...................................                                      (319)      (319)
Issuance of common stock in connection with the TBS
   acquisition..............................................                            67                     67
Repurchases of Time Warner common stock.....................                          (344)                  (344)
Shares issued pursuant to stock option, dividend
   reinvestment and benefit plans...........................                           711         (98)       613
Other.......................................................                            (4)          3         (1)
                                                                 ---       ---     -------     -------     ------
BALANCE AT DECEMBER 31, 1997................................       4        11      12,675      (3,334)     9,356
Net income..................................................                                       168        168
Foreign currency translation adjustments....................                                         4          4
Realized and unrealized losses on derivative financial
   instruments, net of $13 million tax benefit..............                                       (20)       (20)
Cumulative effect of change in accounting for derivative
   financial instruments, net of $3 million tax benefit.....                                       (18)       (18)
                                                                                               -------     ------
   Comprehensive income.....................................                                       134        134

Common stock dividends......................................                                      (216)      (216)
Preferred stock dividends...................................                                      (540)      (540)
Issuance of common stock in connection with the conversion
   of zero-coupon convertible notes due 2013................                         1,150                  1,150
Issuance of common stock in connection with the conversion
   of convertible preferred stock...........................      (2)        1         151        (150)        --
Repurchases of Time Warner common stock.....................                (1)     (2,239)                (2,240)
Shares issued pursuant to stock option, dividend
   reinvestment and benefit plans...........................                 1       1,397        (190)     1,208
                                                                 ---       ---     -------     -------     ------
BALANCE AT DECEMBER 31, 1998................................       2        12      13,134      (4,296)     8,852
Net income..................................................                                     1,948      1,948
Foreign currency translation adjustments....................                                       (63)       (63)
Unrealized gains on securities, net of $147 million tax
   provision................................................                                       221        221
Realized and unrealized gains on derivative financial
   instruments, net of $6 million tax provision.............                                         9          9
                                                                                               -------     ------
   Comprehensive income.....................................                                     2,115      2,115

Common stock dividends......................................                                      (228)      (228)
Preferred stock dividends...................................                                       (52)       (52)
Issuance of common stock in connection with the conversion
   of convertible preferred stock...........................      (1)        1          23         (23)        --
Repurchases of Time Warner common stock.....................                        (1,896)                (1,896)
Shares issued pursuant to stock option, dividend
   reinvestment and benefit plans...........................                         1,737        (815)       922
                                                                 ---       ---     -------     -------     ------
BALANCE AT DECEMBER 31, 1999................................     $ 1       $13     $12,998     $(3,299)    $9,713
                                                                 ---       ---     -------     -------     ------
                                                                 ---       ---     -------     -------     ------

---------
(a) Includes a $13 million reduction (net of a $9 million tax effect) related to realized gains on the sale of securities in 1997.

See accompanying notes.

                                TIME WARNER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Time Warner Inc. ('Time Warner' or the 'Company') is the world's leading media and entertainment company. Time Warner's principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner classifies its business interests into six fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; Music, consisting principally of interests in recorded music and music publishing; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses.

    Each of the business interests within Cable Networks, Publishing, Music, Filmed Entertainment, Cable and Digital Media is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) leading cable television networks, such as HBO, Cinemax, CNN, TNT and TBS Superstation, (2) magazine franchises, such as Time, People and Sports Illustrated and direct marketing brands such as Time Life Inc. and Book-of-the-Month Club, (3) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International, (4) the unique and extensive film, television and animation libraries owned or managed by Warner Bros. and New Line Cinema, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (5) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for the Company's collection of children's cartoons and television programming, (6) Time Warner Cable, currently the largest operator of cable television systems in the U.S. and (7) Internet websites, such as CNN.com and Entertaindom.com.

    Financial information for Time Warner's various business segments is presented herein as an indication of financial performance (Note 16). Except for start-up losses incurred in connection with The WB Network and Digital Media, Time Warner's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business segments amounted to $1.298 billion in 1999, $800 million in 1998 ($1.330 billion on a pro forma basis) and $912 million in 1997.

BASIS OF PRESENTATION

  Consolidation of TWE

    A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming and digital media are held through Time Warner Entertainment Company, L.P. ('TWE'). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital'), and 100% of the junior priority capital ('Series B Capital'). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ('MediaOne').

    Since 1993, Time Warner historically had not consolidated TWE and certain related companies (the 'Entertainment Group') for financial reporting purposes because MediaOne had rights that allowed it to

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

participate in the management of TWE's businesses. However, in August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. The termination of that covenant is necessary for MediaOne to complete its proposed merger with AT&T Corp. ('AT&T'). As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole.

    Because of this significant reduction in MediaOne's rights, Time Warner's 1999 financial statements reflect the consolidation of the Entertainment Group, which substantially consists of TWE, retroactive to the beginning of 1999. Time Warner's historical financial statements for prior periods have not been changed, but are no longer comparable to 1999 because the Entertainment Group was reflected on an unconsolidated basis using the equity method of accounting. Accordingly, in order to enhance comparability, pro forma financial statements for 1998 reflecting the consolidation of the Entertainment Group are presented supplementally.

  1998 Stock Split

    Common stock, paid-in-capital, stock options, per common share and average common share amounts give effect to a two-for-one common stock split that occurred on December 15, 1998.

  Reclassifications

    Certain reclassifications have been made to the prior years' financial statements to conform to the 1999 presentation.

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

    Investments in companies in which Time Warner has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Under the equity method, only Time Warner's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only Time Warner's share of the investee's earnings is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee, are included in the consolidated cash flows.

    Investments in companies in which Time Warner does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investments are publicly traded and there are no resale restrictions greater than one year. If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported net-of-tax as a component of accumulated other comprehensive income (loss) in accumulated deficit until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market-value and cost-method investments are included in income when declared.

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

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included as a component of accumulated other comprehensive income (loss) in accumulated deficit.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

    Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues and cash flows from investments and the sale of future and existing music and publishing-related products, as well as from the distribution of theatrical and television product, in order to evaluate the ultimate recoverability of accounts receivable, film inventory, artist and author advances and investments, recorded as assets in the consolidated balance sheet. Accounts receivable and sales of product in the music and publishing industries, as well as sales of home video product in the filmed entertainment industry, are subject to customers' rights to return unsold items. Management periodically reviews such estimates and it is reasonably possible that management's assessment of recoverability of accounts receivable, individual films and television product, individual artist and author advances, and investments may change based on actual results and other factors.

REVENUES AND COSTS

  Publishing and Music

    The unearned portion of paid magazine subscriptions is deferred until magazines are delivered to subscribers. Upon each delivery, a proportionate share of the gross subscription price is included in revenues. Magazine advertising revenues are recognized when the advertisements are published.

    In accordance with industry practice, certain products (such as magazines, books, home videocassettes, compact discs, DVDs and cassettes) are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future returns.

    Inventories of magazines, books, cassettes and compact discs are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out; last-in, first-out; and average cost methods. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

  Cable and Cable Networks

    A significant portion of cable system and cable network programming revenues are derived from subscriber fees and advertising. Subscriber fees are recorded as revenue in the period the service is provided and advertising revenues are recognized in the period that the advertisements are exhibited. The costs of rights to exhibit feature films and other programming on the cable networks during one or more availability periods ('programming costs') generally are recorded when the programming is initially available for exhibition, and are allocated to the appropriate availability periods and amortized as the programming is exhibited.

  Digital Media

    Digital media revenues primarily are derived from advertising and e-commerce activities. Advertising revenues are recognized in the period that the advertisements are exhibited. Revenues from e-commerce activities are recognized when the products are sold.

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

  Filmed Entertainment

    Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is completed principally within eighteen months of initial release. Thereafter, feature films are distributed to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

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

    Inventories of theatrical and television product are stated at the lower of unamortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. A portion of the cost to acquire TBS in 1996 was allocated to its theatrical and television product, including an allocation to purchased program rights (such as the animation library of Hanna-Barbera Inc. and the former film and television libraries of Metro-Goldwyn-Mayer, Inc. and RKO Pictures, Inc.) and product that had been exhibited at least once in all markets ('Library'). Library product is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Current film inventories generally include the unamortized cost of completed feature films allocated to the primary markets, television films and series in production pursuant to a contract of sale, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films in the primary markets. Noncurrent film inventories generally include the unamortized cost of completed theatrical and television films allocated to the secondary markets, theatrical films in production and the Library.

  Proposed Changes to Film Accounting Standards

    In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ('AcSEC') issued an exposure draft of a proposed Statement of Position, 'Accounting by Producers and Distributors of Films' (the 'SOP'). The proposed rules would establish new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs.

    AcSEC currently is in the process of finalizing these proposed rules. Based on AcSEC's conclusions reached as of the end of 1999, the SOP would require that advertising costs for theatrical and television product

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

be expensed as incurred. This compares to Time Warner's existing policy of capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, the SOP would require development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which currently is required under the existing accounting model. The SOP would also require all film costs to be classified in the balance sheet as a noncurrent asset. The proposed SOP's provisions in other areas, such as revenue recognition, generally are consistent with Time Warner's existing accounting policies.

    At the time that Time Warner adopts the final provisions of the SOP, it expects to record a one-time, noncash, after-tax charge of approximately $400 to $425 million primarily to reduce the carrying value of its film inventory. This charge will be reflected as a cumulative effect of a change in accounting principle.

    The provisions of the SOP are still being deliberated by AcSEC and could change prior to the issuance of a final standard, which is expected to occur by the end of the second quarter of 2000. The SOP is expected to be effective for calendar-year companies on January 1, 2001, with early application encouraged. Time Warner expects to adopt the provisions of the SOP upon issuance.

  Revenue Classification Changes

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements' ('SAB 101'), which will be effective for Time Warner in the second quarter of 2000. SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. While Time Warner's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules are expected to result in some changes as to how the filmed entertainment industry classifies its revenues, particularly relating to distribution arrangements for third-party and co-financed joint venture product. As a result, Time Warner is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements. It is expected that both annual revenues and costs in Time Warner's filmed entertainment businesses will be reduced by an equal amount of approximately $1.5 to $2 billion as a result of these classification changes. However, other aspects of SAB 101 are not expected to have a significant effect on Time Warner's consolidated financial statements.

ADVERTISING

    Through 1999, in accordance with Financial Accounting Standards Board ('FASB') Statement No. 53, 'Financial Reporting by Producers and Distributors of Motion Picture Films,' advertising costs for theatrical and television product have been capitalized and amortized over the related revenue streams in each market that such costs are intended to benefit, which generally does not exceed three months. Other advertising costs are expensed upon the first exhibition of the advertisement, except for certain direct-response advertising, for which the costs are capitalized and amortized over the expected period of future benefits. Direct-response advertising principally consists of product promotional mailings, broadcast advertising, catalogs and other promotional costs incurred in the Company's direct-marketing businesses. Deferred advertising costs generally are amortized over periods of up to three years subsequent to the promotional event using straight-line or accelerated methods, with a significant portion of such costs amortized in twelve months or less. Deferred advertising costs for Time Warner amounted to $250 million at the end of 1999 and $282 million at the end of 1998 ($282 million on a pro forma basis), respectively. Advertising expense, excluding theatrical and television product, amounted to $1.511 billion in 1999, $1.154 billion in 1998 ($1.438 billion on a pro forma basis) and $1.080 billion in 1997.

CASH AND EQUIVALENTS

    Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

FINANCIAL INSTRUMENTS

    Effective July 1, 1998, Time Warner adopted FASB Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('FAS 133'). FAS 133 requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on Time Warner's primary financial statements, but did reduce comprehensive income in 1998 by $18 million in the accompanying consolidated statement of shareholders' equity.

    The carrying value of Time Warner's financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt
(Note 7) and certain differences relating to cost method investments and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

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

                                                                    DECEMBER 31,
                                                         -----------------------------------
                                                            1999        1998         1998
                                                         HISTORICAL   PRO FORMA   HISTORICAL
                                                         ----------   ---------   ----------
                                                                     (MILLIONS)
Land and buildings.....................................   $ 1,606      $ 1,764     $   963
Cable television equipment.............................     8,671        7,648       1,035
Furniture, fixtures and other equipment................     4,048        3,714       1,400
                                                          -------      -------     -------
                                                           14,325       13,126       3,398

    Less accumulated depreciation......................    (5,597)      (5,089)     (1,407)
                                                          -------      -------     -------

Total..................................................   $ 8,728      $ 8,037     $ 1,991
                                                          -------      -------     -------
                                                          -------      -------     -------

INTANGIBLE ASSETS

    As a creator and distributor of branded information and entertainment copyrights, Time Warner has a significant and growing number of intangible assets, including goodwill, cable television and sports franchises, film and television libraries, music catalogues, contracts and copyrights, and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, Time Warner does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films, television series and compact discs, generally are either expensed as incurred, or capitalized as tangible assets as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as magazine titles and new television networks, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

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

    Time Warner amortizes goodwill and sports franchises over periods up to forty years using the straight-line method. Cable television franchises, film and television libraries, music catalogues, contracts and copyrights, and other intangible assets are amortized over periods up to twenty years using the straight-line method. Amortization of intangible assets amounted to $1.298 billion in 1999, $800 million in 1998 ($1.330 billion on a pro forma basis) and $912 million in 1997. Accumulated amortization of intangible assets at December 31, 1999 and 1998 amounted to $8.3 billion and $3.9 billion ($7.4 billion on a pro forma basis), respectively.

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

INCOME TAXES

    Income taxes are provided using the liability method prescribed by FASB Statement No. 109, 'Accounting for Income Taxes.' Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The subsequent realization of net operating loss and investment tax credit carryforwards acquired in acquisitions is accounted for as a reduction of goodwill.

    The principal operations of the Entertainment Group are conducted by partnerships. Time Warner's income tax expense for all periods includes all income taxes related to its allocable share of partnership income and its equity in the income tax expense of corporate subsidiaries of the Entertainment Group.

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

INCOME (LOSS) PER COMMON SHARE

    Basic income (loss) per common share is computed by dividing the net income
(loss) applicable to common shares after preferred dividend requirements by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of Time Warner's common stock and Series LMCN-V common stock. Diluted income (loss) per common share adjusts basic income (loss) per common

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

COMPREHENSIVE INCOME

    In accordance with FASB Statement No. 130, 'Reporting Comprehensive Income,' Time Warner reports comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For Time Warner, such items consist primarily of unrealized gains and losses on marketable equity investments, gains and losses on certain derivative financial instruments and foreign currency translation gains and losses.

    The following summary sets forth the components of other comprehensive income (loss) accumulated in shareholders' equity:

                                                                                        ACCUMULATED
                                       FOREIGN                       DERIVATIVE            OTHER
                                      CURRENCY        UNREALIZED     FINANCIAL         COMPREHENSIVE
                                     TRANSLATION       GAINS ON      INSTRUMENT           INCOME
                                       LOSSES         SECURITIES   GAINS (LOSSES)         (LOSS)
                                     -----------      ----------   --------------      -------------
                                                               (MILLIONS)
Balance at December 31, 1998.......     $ (83)           $  5           $(38)              $(116)
1999 activity......................       (63)            221              9                 167
                                        -----            ----           ----               -----

Balance at December 31, 1999.......     $(146)           $226           $(29)              $  51
                                        -----            ----           ----               -----
                                        -----            ----           ----               -----

2.  CABLE TRANSACTIONS

    Time Warner, TWE and the TWE-Advance/Newhouse Partnership ('TWE-A/N') completed a series of significant transactions in 1999 and 1998. These transactions, which related to the cable television business and related ancillary businesses, enhanced Time Warner Cable's geographic clustering of cable television properties or reduced existing debt and/or Time Warner Cable's share of future funding requirements for such businesses. These transactions are discussed more fully below.

GAIN ON SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS AND INVESTMENTS

    During the past three years, largely in an effort to enhance their geographic clustering of cable television properties, Time Warner and TWE sold or exchanged various cable television systems and investments. The 1999 transactions included a number of transactions generally involving large exchanges of cable television systems. In these transactions, Time Warner Cable exchanged cable television systems serving approximately (i) 575,000 subscribers for other cable television systems of comparable size owned by TCI Communications, Inc. ('TCI'), a subsidiary of AT&T (the 'TCI Cable Trades') and
(ii) 314,000 subscribers for other cable television systems of comparable size owned by MediaOne. In addition, in 1999, Time Warner Cable obtained sole control of certain partnerships previously held with Fanch Communications, retaining cable television systems serving approximately 158,000 subscribers and approximately $280 million of net cash proceeds, in exchange for its interests in other cable television systems formerly owned by such partnerships. The systems acquired by Time Warner Cable were accounted for under the purchase method of accounting for business combinations. As such, the net assets received were recorded at fair value based on the negotiated terms of the transactions. In connection with these and other transactions, the operating results of Time Warner include net pretax gains of $2.247 billion in 1999, $108 million in 1998 and $212 million in 1997.

    Because a substantial portion of these pretax gains was recognized by TWE, and TWE was reported on an unconsolidated basis for all periods prior to 1999, these gains were either classified in Time Warner's operating

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

income or Time Warner's equity in the pretax income of the Entertainment Group in the accompanying consolidated statement of operations. In particular, Time Warner's operating income includes pretax gains of $2.247 billion in 1999, $18 million in 1998 ($108 million on a pro forma basis) and $12 million in 1997. In 1998 and 1997, Time Warner's equity in the pretax income of the Entertainment Group included pretax gains of $90 million and $200 million, respectively.

TIME WARNER TELECOM

    Time Warner Telecom Inc. ('Time Warner Telecom'), an integrated communications provider that provides a wide range of telephony and data services to businesses, was formed in July 1998 when Time Warner, TWE and TWE-A/N completed a reorganization of their business telephony operations (the 'Time Warner Telecom Reorganization'). As part of that reorganization,
(i) the business telephony operations conducted by Time Warner, TWE and TWE-A/N were each contributed to Time Warner Telecom and (ii) TWE's and TWE-A/N's interests in Time Warner Telecom were distributed to their partners, Time Warner, MediaOne and the Advance/Newhouse Partnership ('Advance/Newhouse'), a limited partner in TWE-A/N. No gain or loss was recognized on the transaction. Time Warner's initial interest in Time Warner Telecom was recorded based on the historical cost basis of the contributed net assets.

    In May 1999, Time Warner Telecom completed an initial public offering of 20% of its common stock (the 'Time Warner Telecom IPO'). Time Warner Telecom issued approximately 21 million shares of common stock at a price of $14 per share and raised net proceeds of approximately $270 million. Approximately
$180 million of these proceeds were used to pay obligations owed to Time Warner and TWE. In turn, Time Warner and TWE used those proceeds principally to reduce bank debt. In connection with the Time Warner Telecom IPO and certain related transactions, Time Warner's ownership interest in Time Warner
Telecom was diluted from 62% to 48%. As a result, Time Warner recognized a gain of approximately $115 million before providing for deferred taxes. This gain has been included in interest and other, net, in Time Warner's 1999 consolidated statement of operations.

    As of December 31, 1999, Time Warner Telecom is owned 48% by Time Warner, 15% by MediaOne, 15% by Advance/Newhouse and 22% by other third parties. Time Warner's interest in Time Warner Telecom is being accounted for under the equity method of accounting.

PRIMESTAR

    In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the 'DBS Operations') and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ('Primestar Partners' and collectively, the 'Primestar Assets') to Primestar, Inc. ('Primestar'), a separate holding company. As a result of that transfer and similar transfers by the other previously existing partners of Primestar Partners, Primestar Partners became an indirect wholly owned subsidiary of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received approximately 48 million shares of Primestar common stock (representing an approximate 24% equity interest) and realized approximately $240 million of debt reduction. As a result of this transaction, effective as of April 1, 1998, TWE deconsolidated the DBS Operations and the 24% equity interest in Primestar received in the transaction is being accounted for under the equity method of accounting. This transaction is referred to as the 'Primestar Roll-up Transaction.'

    In the fourth quarter of 1998, TWE recorded a charge of approximately $210 million principally to reduce the carrying value of its interest in Primestar. This charge reflected a significant decline in the fair value of Primestar during that quarter. The decline in Primestar's value was confirmed by the sale of its operations and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp., which occurred during the first half of 1999.


                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

    As a result of the sale to DirecTV, Primestar began to wind down its operations during 1999. Time Warner recognized its share of Primestar's 1999 losses under the equity method of accounting. Such losses are included in interest and other, net in Time Warner's 1999 consolidated statement of operations. As of December 31, 1999, Primestar has substantially completed the wind down of its operations. As such, future wind-down losses are not expected to be material to Time Warner's operating results.

    On a historical basis, the 1998 charge has been included in Time Warner's equity in the pretax income of the Entertainment Group and, on a pro forma basis for 1998, in Time Warner's interest and other, net in the accompanying consolidated statement of operations.

TCI CABLE TRANSACTIONS

    During 1999 and 1998, Time Warner, TWE, TWE-A/N and TCI completed a number of significant cable-related transactions. These transactions consisted of
(i) the formation in December 1998 of a cable television joint venture in Texas (the 'Texas Cable Joint Venture') that is managed by Time Warner Cable, (ii) the expansion in August 1998 of an existing joint venture in Kansas City, which is managed by Time Warner Cable, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt and (iii) the TCI Cable Trades in 1999, as previously discussed above. The Kansas City joint venture is being accounted for under the equity method of accounting.

    The Texas Cable Joint Venture is a 50-50 cable television joint venture between TWE-A/N and TCI. TWE-A/N contributed cable television systems serving approximately 545,000 subscribers, subject to approximately $650 million of debt. TCI contributed cable television systems serving approximately 565,000 subscribers, subject to approximately $650 million of debt. TWE-A/N did not recognize a gain or loss on the transaction and the initial investment in the Texas Cable Joint Venture was recorded based on the historical cost basis of the contributed net assets. The Texas Cable Joint Venture is being accounted for under the equity method of accounting.

    As a result of the formation of the Texas Cable Joint Venture, the combined debt of Time Warner and TWE was reduced by approximately $650 million. Also, as a result of the Texas and Kansas City transactions, Time Warner and TWE benefited from the geographic clustering of cable television systems and the number of subscribers under the management of Time Warner Cable was increased by approximately 660,000 subscribers.

ROAD RUNNER JOINT VENTURE

    In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ('Microsoft') and Compaq Computer Corp. ('Compaq') formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses (the 'Road Runner Joint Venture'). In exchange for contributing these operations, Time Warner received a common equity interest in the Road Runner Joint Venture of 10.7%, TWE received a 25% interest, TWE-A/N received a 32.9% interest and MediaOne received a 31.4% interest. In exchange for Microsoft and Compaq contributing $425 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest (the 'Preferred Equity Interests'). Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 8.6% by Time Warner, 20% by TWE, 26.3% by TWE-A/N, 25.1% by MediaOne, 10% by Microsoft and 10% by Compaq. No gain or loss was recognized on the transaction. As such, each of Time Warner's, TWE's and TWE-A/N's initial interest in the Road Runner Joint Venture was recorded based on the historical cost basis of the contributed net assets. In addition, each of Time Warner's, TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting because of certain approval rights held by MediaOne.

    If the Road Runner Joint Venture does not successfully complete a public offering of its common stock by December 31, 2001, Microsoft and Compaq may put their Preferred Equity Interests back to the venture at an

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

independently determined fair value, plus any accrued and unpaid dividends at a rate of 6% per annum. Microsoft and Compaq also have the right to put their Preferred Equity Interests back to the venture upon the occurrence of certain early termination events, as set forth in the partnership agreement. If these termination rights are triggered and exercised, the put price paid to Microsoft and Compaq will equal the amount of their original investment plus a cumulative annual preferred return of 15%.

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

TWE-A/N TRANSFERS

    As of December 31, 1999, TWE-A/N owned cable television systems (or interests therein) serving approximately 6.7 million subscribers, of which
5.5 million subscribers were served by consolidated, wholly owned cable television systems and 1.2 million subscribers were served by unconsolidated, partially owned cable television systems. TWE-A/N had approximately
$1.4 billion of debt at December 31, 1999.

    TWE-A/N is owned approximately 64.8% by TWE, the managing partner, 33.3% by Advance/Newhouse and 1.9% indirectly by Time Warner. On a historical basis for 1999 and on a pro forma basis for 1998, the financial position and operating results of TWE-A/N have been consolidated by Time Warner and the partnership interest owned by Advance/Newhouse is reflected in Time Warner's consolidated financial statements as minority interest. On a historical basis for all periods prior to 1999, the financial position and operating results of TWE-A/N have been consolidated by TWE and reflected by Time Warner under the equity method of accounting. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. In addition, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership's net assets.

    In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests in TWE-A/N, and completed certain transactions relating to Paragon Communications ("Paragon" and collectively, the 'TWE-A/N Transfers'). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ('TWI Cable'), a wholly owned subsidiary of Time Warner, and Paragon. Prior to this transaction, the economic ownership of Paragon was held 50% by subsidiaries of Time Warner, 25% beneficially by TWE and 25% beneficially by TWE-A/N. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries, including Paragon. The TWE-A/N Transfers were accounted for effective as of January 1, 1998. Time Warner and TWE-A/N accounted for this transaction at fair value. However, because the fair value of the consideration received approximated Time Warner's carrying value of the net assets transferred, Time Warner did not recognize a gain or loss on the transaction.

    Paragon was a partnership formerly owning cable television systems serving approximately 1 million subscribers. As part of the TWE-A/N Transfers, TWE and TWE-A/N exchanged substantially all of their respective beneficial interests in Paragon for an equivalent share of Paragon's cable television systems (or interests therein) serving approximately 500,000 subscribers, resulting in wholly owned subsidiaries of Time Warner owning 100% of the restructured Paragon entity, with less than 1% beneficially held for TWE.

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

Accordingly, effective as of January 1, 1998, Time Warner has consolidated Paragon, which it formerly accounted for under the equity method of accounting. Because this transaction represented an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it did not have a significant economic impact on Time Warner, TWE or TWE-A/N.

    On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, Time Warner would have reported for the year ended December 31, 1997, revenues of $13.233 billion, depreciation expense of $375 million, operating income before noncash amortization of intangible assets of $2.068 billion, operating income of $1.219 billion, equity in the pretax income of the Entertainment Group of $679 million, income before extraordinary item of $307 million ($.01 loss per common share) and net income of $252 million ($.06 loss per common share).

3.  FILMED ENTERTAINMENT TRANSACTIONS

1999 GAIN ON TERMINATION OF VIDEO DISTRIBUTION AGREEMENT

    In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ('MGM') terminated a long-term distribution agreement under which Warner Bros. had exclusive worldwide distribution rights for MGM/United Artists home video product. In connection with the early termination and settlement of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately
$215 million, which has been included in operating income in the accompanying consolidated statement of operations.

1999 GAIN ON SALE OF INTEREST IN CANALSATELLITE

    In December 1999, Warner Bros. sold its 10% interest in CanalSatellite, a satellite television distribution service in France and Monaco, to Canal+, a large French media and entertainment company. In connection with the sale, Warner Bros. recognized a pretax gain of $97 million, which has been included in operating income in the accompanying consolidated statement of operations.

1999 WARNER BROS. RETAIL STORES WRITE-DOWN

    In the fourth quarter of 1999, Warner Bros. recorded a one-time, noncash pretax charge of $106 million to reduce the carrying value of certain fixed assets and leasehold improvements used in its retail stores. This charge resulted from a plan adopted in December 1999 that is designed to improve the performance of Warner Bros.'s retail store operations. The plan is expected to be executed largely over a three-year period and involves closing certain underperforming stores, transforming other stores into smaller and more efficient stores, and exploiting potential e-commerce opportunities.

    The charge represents the excess of the carrying value of the assets used in Warner Bros.'s retail stores over the discounted future operating cash flows, adjusted to reflect a shorter recovery period due to planned store closures. The charge has been included in operating income in the accompanying consolidated statement of operations.

1998 SALE OF SIX FLAGS

    In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ('Six Flags') to Premier Parks Inc. ('Premier'), a regional theme park operator, for approximately $475 million of cash. TWE used the net, after-tax proceeds from this transaction to reduce debt by approximately $300 million. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. As of
                                      F-36

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

December 31, 1999, approximately $330 million of the original $400 million gain on the sale of TWE's interest had been deferred principally as a result of uncertainties surrounding its realization. Those uncertainties relate to ongoing litigation as described in Note 17 and TWE's continuing guarantees of Premier's long-term obligations to make minimum payments to the limited partners of the Six Flags Over Texas and Six Flags Over Georgia theme parks. If current trends continue, Time Warner expects the deferred gain to be recognized over the next several years, subject to the resolution of the Six Flags litigation.
That is, the deferred gain will not fall below the estimated exposure relating to the Six Flags litigation. In addition, upon closing of the America Online-Time Warner merger, any portion of the deferred gain not attributable to the Six Flags litigation is likely to be eliminated in purchase accounting.

4.  INVESTMENT IN ENTERTAINMENT GROUP

PARTNERSHIP STRUCTURE

    Time Warner's investment in the Entertainment Group consists substantially of its investment in TWE, as well as certain related companies. TWE is a Delaware limited partnership that was capitalized in 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by subsidiaries of Time Warner. Time Warner, through its wholly owned subsidiaries, collectively owns general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100% of the Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by MediaOne. Certain Time Warner subsidiaries are the general partners of TWE ('Time Warner General Partners').

PARTNERSHIP CAPITAL AND ALLOCATION OF INCOME

    Each partner's interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to TWE ('Undistributed Contributed Capital'), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the following table. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as 'Cumulative Priority Capital'. Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned 100% by the Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

    A summary of the priority of Undistributed Contributed Capital, Time Warner's ownership of Undistributed Contributed Capital and Cumulative Priority Capital at December 31, 1999 and priority capital rates of return thereon is as set forth below:

                                                                               PRIORITY
                                               UNDISTRIBUTED      CUMULATIVE    CAPITAL
                                                CONTRIBUTED        PRIORITY    RATES OF         % OWNED BY
PRIORITY OF UNDISTRIBUTED CONTRIBUTED CAPITAL   CAPITAL(a)         CAPITAL     RETURN(b)       TIME WARNER
---------------------------------------------  -------------      ----------   ---------      --------------
                                                        (BILLIONS)
Series A Capital........................           $5.6             $14.5        13.00%            74.49%
Series B Capital........................            2.9(d)            7.7        13.25%           100.00%
Residual Capital........................            3.3(d)            3.3(c)        --(c)          74.49%

---------

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

    Because Undistributed Contributed Capital generally is based on the fair value of the net assets that each partner initially contributed to the partnership, the aggregate of such amounts is significantly higher than TWE's partners' capital as reflected in its consolidated financial statements, which is based on the historical cost of the contributed net assets. For purposes of allocating partnership income or loss to the partners, partnership income or loss is based on the fair value of the net assets contributed to the partnership and results in significantly less partnership income, or results in partnership losses, in contrast to the net income reported by TWE for financial statement purposes, which also is based on the historical cost of contributed net assets.

    Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ('special tax allocations'). After any special tax allocations, partnership income is allocated to the Series A Capital and Series B Capital, in order of priority, at rates of 13.00% and 13.25% per annum, respectively, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, and then to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE. TWE reported net income of $2.759 billion, $326 million and $614 million in 1999, 1998 and 1997, respectively, no portion of which was allocated to the limited partners.

    The Series B Capital owned by the Time Warner General Partners may be increased if certain operating performance targets are achieved over a ten-year period ending on December 31, 2001, although it does not appear likely at this time that such targets will be achieved. In addition, MediaOne has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that MediaOne is eligible to acquire is based on the compounded annual growth rate of TWE's adjusted cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through May 2005. The option exercise price is dependent upon the year of exercise and

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

ranges from an exercise price of approximately $1.3 billion in 2000 to $1.8 billion in 2005. Either MediaOne or TWE may elect that the exercise price be paid with partnership interests rather than cash.

SUMMARIZED FINANCIAL INFORMATION OF THE ENTERTAINMENT GROUP

    As previously described in Note 1, Time Warner's historical financial statements for 1999 and pro forma financial statements for 1998 reflect the consolidation of the Entertainment Group, effective as of the beginning of each year. However, in order to facilitate an analysis of Time Warner's results of operations and financial condition for all historical periods in which the Entertainment Group was not consolidated, set forth below is summarized financial information of the Entertainment Group. The summarized financial information reflects the TWE-A/N Transfers effective as of January 1, 1998, the Primestar Roll-up Transaction effective as of April 1, 1998, the formation of the Road Runner Joint Venture effective as of June 30, 1998, the Time Warner Telecom Reorganization effective as of July 1, 1998 and the formation of the Texas Cable Joint Venture effective as of December 31, 1998.

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
OPERATING STATEMENT INFORMATION
Revenues.................................................  $13,164   $12,256   $11,328
Depreciation and amortization............................   (1,364)   (1,436)   (1,386)
Business segment operating income(a).....................    4,227     1,724     1,461
Interest and other, net(b)...............................     (818)     (945)     (338)
Minority interest........................................     (427)     (284)     (324)
Income before income taxes...............................    2,909       423       727
Income before extraordinary item.........................    2,759       331       642
Net income...............................................    2,759       331       619

---------
(a) Includes a net pretax gain of approximately $215 million in 1999 in connection with the early termination and settlement of a long-term, home video distribution agreement, a pretax gain of approximately $97 million in 1999 relating to the sale of an interest in CanalSatellite, a one-time, noncash pretax charge of approximately $106 million in 1999 relating to certain Warner Bros.'s retail stores and net pretax gains of approximately $2.119 billion in 1999, $90 million in 1998 and $200 million in 1997 related to the sale or exchange of certain cable television systems and investments.

(b) 1998 includes a pretax charge of approximately $210 million principally to reduce the carrying value of an interest in Primestar. 1997 includes a pretax gain of approximately $250 million related to the sale of an interest in E! Entertainment Television, Inc.

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)


                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                     (MILLIONS)
CASH FLOW INFORMATION
Cash provided by operations.................................  $2,713   $2,288   $1,799
Capital expenditures........................................  (1,475)  (1,603)  (1,565)
Investments and acquisitions................................    (478)    (388)    (172)
Investment proceeds.........................................     948    1,246      520
Collection of loan to Time Warner...........................     400       --       --
Borrowings..................................................   2,658    1,514    3,400
Debt repayments.............................................  (2,764)  (1,898)  (3,085)
Issuance of preferred stock of subsidiary...................      --       --      243
Redemption of preferred stock of subsidiary.................    (217)      --       --
Capital distributions.......................................  (1,200)  (1,153)    (934)
Other financing activities, net.............................    (155)    (241)    (100)
Increase (decrease) in cash and equivalents.................     430     (235)     106

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                                 (MILLIONS)
BALANCE SHEET INFORMATION
Cash and equivalents........................................  $   517   $    87
Total current assets........................................    5,311     4,187
Total assets................................................   24,843    22,241
Total current liabilities...................................    5,723     4,940
Long-term debt..............................................    6,655     6,578
Minority interests..........................................    1,815     1,522
Preferred stock of subsidiary...............................       --       217
Time Warner General Partners' Senior Capital................       --       603
Partners' capital...........................................    7,149     5,210

CAPITAL DISTRIBUTIONS

    The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements and are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

    Through July 1999, the Time Warner General Partners held senior priority capital interests ('Senior Capital') in TWE. At that time, the Time Warner General Partners received a $627 million distribution from TWE in full redemption of the remaining portion of their Senior Capital interests plus related priority capital return. This distribution increased the cumulative cash distributions received from TWE relating to the Time Warner General Partners' Senior Capital interests to $2.1 billion. A portion of the proceeds received from the July 1999 distribution was used to repay all $400 million of outstanding borrowings under Time Warner's credit agreement with TWE.

    At December 31, 1999 and 1998, the Time Warner General Partners had recorded $1.292 billion and $1.130 billion, respectively, of stock option related distributions due from TWE, based on closing prices of Time Warner common stock of $72.31 and $62.06, respectively. Time Warner is paid when the options are exercised. The Time Warner General Partners also receive tax-related distributions from TWE on a current basis. During 1999, the Time Warner General Partners received distributions from TWE in the amount of $1.2 billion, consisting of $627 million of Senior Capital distributions (representing the return of $454 million of contributed capital and the distribution of $173 million of priority capital return), $347 million of tax-related distributions and $226 million of stock option related distributions. During 1998, the Time Warner General Partners received

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)


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

    In addition, in connection with the Time Warner Telecom Reorganization in 1998, TWE made a $191 million noncash distribution to its partners, of which certain wholly owned subsidiaries of Time Warner received an interest in Time Warner Telecom recorded at $143 million based on TWE's historical cost of the net assets (Note 2).

5.  OTHER INVESTMENTS

    Time Warner's other investments consist of:

                                                                    DECEMBER 31,
                                                         -----------------------------------
                                                            1999        1998         1998
                                                         HISTORICAL   PRO FORMA   HISTORICAL
                                                         ----------   ---------   ----------
                                                                     (MILLIONS)
Equity-method investments..............................    $1,012      $1,042        $483
Cost-method investments................................        73         177          12
Fair-value investments(a)..............................     1,011         446         299
                                                           ------      ------        ----
Total..................................................    $2,096      $1,665        $794
                                                           ------      ------        ----
                                                           ------      ------        ----

---------

(a) Principally includes investments in Internet-related and digital media businesses and investments relating to Time Warner's deferred compensation plans.

    The following discussion presents information on Time Warner's equity investees and separately highlights some of the more significant and strategic investments held by Time Warner.

EQUITY-METHOD INVESTMENTS

    At December 31, 1999, companies accounted for using the equity method include: Time Warner Telecom (48% owned), the Road Runner Joint Venture (55% owned on a fully diluted basis), certain cable television system joint ventures (generally 50% owned), Courtroom Television Network (50% owned), the Columbia House Company partnerships (50% owned), other music joint ventures (generally 50% owned), American Family Enterprises (50% owned), Comedy Partners, L.P. (50% owned) and Primestar (24% owned). A summary of combined financial information as reported by the equity investees of Time Warner is set forth below:

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

                                                           YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                  1999        1998         1998         1997
                                               HISTORICAL   PRO FORMA   HISTORICAL   HISTORICAL
                                               ----------   ---------   ----------   ----------
                                                                  (MILLIONS)
Revenues.....................................    $3,064      $3,604       $1,275       $1,336
Depreciation and amortization................      (418)       (749)         (43)         (13)
Operating income (loss)......................        64        (266)          (1)          80
Net loss.....................................      (346)       (461)        (109)         (36)
Current assets...............................     1,570       1,848        1,183          792
Total assets.................................     5,214       7,293        2,065        1,132
Current liabilities..........................     1,294       1,215          587          418
Long-term debt...............................     3,367       4,724        1,807        1,303
Total liabilities............................     4,807       6,163        2,464        1,791
Total shareholders' (deficit) or partners'
  capital....................................       407       1,130         (399)        (659)

TIME WARNER TELECOM

    As discussed more fully under Note 2, Time Warner has a 48% interest in Time Warner Telecom. Time Warner Telecom is an integrated communications provider that provides a wide range of telephony and data services to businesses in a number of metropolitan areas across the United States. As of December 31, 1999, based on Time Warner's ownership of 50.4 million shares of Class B common stock and the $49.9375 market price of Time Warner Telecom's publicly traded Class A common stock, the market value of Time Warner's interest in Time Warner Telecom was $2.5 billion.

ROAD RUNNER JOINT VENTURE

    As discussed more fully under Note 2, Time Warner, TWE and TWE-A/N have a collective 55% interest in the Road Runner Joint Venture on a fully diluted basis. The Road Runner Joint Venture operates a high-speed online service that connects customers to the Internet at speeds significantly faster than telephone dial-up services. As of December 31, 1999, the Road Runner Joint Venture had approximately 550,000 subscribers in 37 markets that pass more than 13 million homes.

CABLE TELEVISION SYSTEM JOINT VENTURES

    Time Warner Cable has an approximate 50% weighted-average interest in a number of unconsolidated cable television systems that served an aggregate 1.7 million subscribers as of December 31, 1999. For 1999, these cable television systems reported combined operating income of $231 million and combined depreciation and amortization of $267 million. In addition, at the end of 1999, these cable television systems had debt of approximately $1.9 billion.

OTHER INVESTMENTS

    Time Warner has a number of other fair value method investments, including interests in Internet-related and digital media businesses. These interests generally consist of common equity and common equity equivalents. As of December 31, 1999, Internet-related and digital media investments included 2,252,252 of common share equivalents in OpenTV Corp., a designer and marketer of digital interactive television software and components; 349,612 of common share equivalents in Intervu Inc., a service provider for Internet audio and video delivery solutions; 2,486,742 of common share equivalents in Healtheon/WebMD Corp., an end-to-end Internet healthcare company connecting physicians and consumers to the entire healthcare industry; 5,170,509 of common share equivalents in Fortune City, an international online community; and 2,627,080 of common share

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

equivalents in Hoover's Inc., an Internet provider of news, financial and other information on various companies and industries.

    Time Warner's ownership and voting interests in these companies are generally less than 20%, which is not large enough to exert significant influence. As such, these publicly traded investments are accounted for at market value. As of December 31, 1999, the aggregate market value of these publicly traded investments approximated $450 million, resulting in unrealized pretax gains of approximately $350 million included as a component of other comprehensive income in shareholders' equity.

6.  INVENTORIES

    Inventories consist of:

                                 DECEMBER 31, 1999      DECEMBER 31, 1998      DECEMBER 31, 1998
                                --------------------   --------------------   --------------------
                                     HISTORICAL             PRO FORMA              HISTORICAL
                                --------------------   --------------------   --------------------
                                CURRENT   NONCURRENT   CURRENT   NONCURRENT   CURRENT   NONCURRENT
                                -------   ----------   -------   ----------   -------   ----------
                                                            (MILLIONS)
Film costs:
  Released, less
    amortization..............  $  777      $  966     $  665      $1,052      $ 51       $  308
  Completed and not
    released..................      73          17        199          76        20           --
  In process and other........       8         864         25         811         2          240
  Library, less
    amortization..............      --       1,554         --       1,668        --        1,007
Programming costs, less
  amortization................     820         800        883         612       457          345
Magazines, books, recorded
  music and other
  merchandise.................     504          --        486          --       416           --
                                ------      ------     ------      ------      ----       ------
Total.........................  $2,182      $4,201     $2,258      $4,219      $946       $1,900
                                ------      ------     ------      ------      ----       ------
                                ------      ------     ------      ------      ----       ------

    Excluding the Library, the unamortized cost of completed films at December 31, 1999 amounted to $1.8 billion, over 90% of which is expected to be amortized within three years after release.

7.  LONG-TERM DEBT

    Long-term debt consists of:

                                                                              DECEMBER 31,
                               WEIGHTED AVERAGE                   ------------------------------------
                               INTEREST RATE AT                      1999         1998         1998
                              DECEMBER 31, 1999     MATURITIES    HISTORICAL   PRO FORMA    HISTORICAL
                              ------------------   -------------  ----------   ----------   ----------
                                                                               (MILLIONS)
Bank credit agreement
  borrowings................        6.85%              2002        $ 4,846      $ 3,945      $ 1,234
Commercial paper............        6.46%              2000            360           62           --
Fixed-rate senior notes and
  debentures................        8.03%            2000-2036      12,277       12,296        8,491
Variable-rate senior
  notes.....................        5.93%              2031            600        1,200        1,200
                                                                   -------      -------      -------
Total.......................                                       $18,083      $17,503      $10,925
                                                                   -------      -------      -------
                                                                   -------      -------      -------

BANK CREDIT AGREEMENT

    Time Warner has a revolving credit facility (the 'Bank Credit Agreement') that permits borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

November 2002. The borrowers under the Bank Credit Agreement are Time Warner and a number of its consolidated subsidiaries, consisting of Time Warner Companies, Inc. ('TW Companies'), Turner Broadcasting System, Inc. ('TBS'), TWI Cable, TWE and TWE-A/N. Borrowings under the Bank Credit Agreement are limited to
(i) $6 billion in the aggregate for Time Warner, TW Companies, TBS and TWI Cable, (ii) $7.5 billion in the case of TWE and (iii) $2 billion in the case of TWE-A/N, subject in each case to an aggregate borrowing limit of $7.5 billion and certain other limitations and adjustments. Such borrowings bear interest at specific rates for each of the borrowers (generally equal to LIBOR plus a margin of 35 basis points) and each borrower is required to pay a commitment fee of
 .125% per annum on the unused portion of its commitment, which margin and fee vary based on the credit rating or financial leverage of the applicable borrower. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings. The Bank Credit Agreement contains certain covenants generally for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and dividends, distributions and other restricted cash payments or transfers of assets from the borrowers to their respective shareholders, partners or affiliates.

VARIABLE-RATE SENIOR NOTES

    In 1999, TW Companies redeemed all of its $600 million principal amount of Floating Rate Reset Notes due July 29, 2009. The aggregate redemption cost of approximately $620 million was funded with borrowings under the Bank Credit Agreement.

    The only variable-rate senior notes outstanding at the end of 1999 were $600 million principal amount of Floating Rate Reset Notes due December 30, 2031 that are redeemable at the election of the holders on December 30, 2001 (the 'Five-Year Floating Rate Notes'). The Five-Year Floating Rate Notes bear interest at a floating rate equal to LIBOR less 25 basis points until December 30, 2001, at which time, if not redeemed, the interest rate will be reset at a fixed rate equal to 6.59% plus a margin based upon the credit risk of TW Companies at such time.

ZERO-COUPON CONVERTIBLE NOTES

    During 1998, approximately $1.15 billion accreted amount of zero-coupon convertible notes due 2013 (the 'Zero-Coupon Convertible Notes') were converted into an aggregate 37.4 million shares of Time Warner common stock. To partially offset the dilution resulting from this conversion, Time Warner incurred a corresponding $1.15 billion of debt and used the proceeds therefrom to repurchase common stock.

INTEREST EXPENSE AND MATURITIES

    Time Warner periodically refinances its debt in an effort to lower its overall cost of borrowings and to stagger debt maturities. In connection with such refinancings, Time Warner recognized an extraordinary loss on the retirement of debt of $12 million in 1999 and $55 million in 1997.

    At December 31, 1999, Time Warner had interest rate swap contracts to pay floating-rates of interest and receive fixed-rates of interest on $400 million notional amount of indebtedness, which resulted in approximately 34% of Time Warner's underlying debt being subject to variable interest rates (Note 15).

    Interest expense amounted to $1.519 billion in 1999, $891 million in 1998 ($1.451 billion on a pro forma basis) and $1.049 billion in 1997. The weighted average interest rate on Time Warner's total debt, including TWE's debt and the effect of interest rate swap contracts, was 7.6% and 7.3% at December 31, 1999 and 1998, respectively.

    Annual repayments of long-term debt for the five years subsequent to December 31, 1999 consist of $500 million due in 2000, $5.8 billion due in 2002, $48 million due in 2003 and $523 million due in 2004. Such
                                      F-44

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

repayments exclude the aggregate redemption price of $600 million in 2001 relating to the Five-Year Floating Rate Notes, the year in which the holders thereof may first exercise their redemption options. Time Warner has the intent and ability under the Bank Credit Agreement to continue to refinance its borrowings on a long-term basis.

FAIR VALUE OF DEBT

    Based on the level of interest rates prevailing at December 31, 1999, the fair value of Time Warner's fixed rate debt approximated its carrying value. Based on the level of interest rates prevailing at December 31, 1998, the fair value of Time Warner's fixed-rate debt exceeded its carrying value by $1.098 billion ($1.862 billion on a pro forma basis). Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

8.  BORROWINGS AGAINST FUTURE STOCK OPTION PROCEEDS

    In connection with Time Warner's common stock repurchase program (Note 12), Time Warner has a $1.3 billion revolving credit facility that provides for borrowings against future stock option proceeds (the 'Stock Option Proceeds Credit Facility'). Borrowings under the Stock Option Proceeds Credit Facility are principally used to fund stock repurchases. At December 31, 1999 and 1998, Time Warner had outstanding borrowings against future stock option proceeds of $1.243 billion and $895 million, respectively.

    As of December 31, 1999, the Stock Option Proceeds Credit Facility provided for borrowings of up to $1.3 billion, of which up to $125 million was reserved solely for the payment of interest and fees thereunder. Borrowings under the Stock Option Proceeds Credit Facility generally bear interest at LIBOR plus a margin equal to 75 basis points and are principally expected to be repaid from the cash proceeds received from the exercise of designated employee stock options. The receipt of such stock option proceeds in excess of $1.3 billion through March 2000, and thereafter in full on a cumulative basis, must be used to permanently reduce the borrowing availability under the facility. At
December 31, 1999, based on a closing market price of Time Warner common stock of $72.31, the aggregate value of potential proceeds to Time Warner from the exercise of outstanding vested, 'in the money' stock options covered under the facility was approximately $1.8 billion, representing a 1.4 to 1 coverage ratio over the related $1.3 billion borrowing availability. To the extent that such stock option proceeds are not sufficient to satisfy Time Warner's obligations under the Stock Option Proceeds Credit Facility, Time Warner is generally required to repay such borrowings using proceeds from the sale of shares of its common stock held in escrow under the Stock Option Proceeds Credit Facility or, at Time Warner's election, using available cash on hand. Time Warner had placed 76 million shares in escrow at December 31, 1999, which shares are not considered to be issued and outstanding capital stock of the Company. Time Warner may be required, from time to time, to have up to 210 million shares held in escrow.

    Because borrowings under the Stock Option Proceeds Credit Facility are expected to be principally repaid by Time Warner from the cash proceeds related to the exercise of employee stock options, Time Warner's principal credit rating agencies have concluded that such borrowings and related financing costs are credit neutral and are excludable from debt and interest expense for purposes of evaluating the Company's leverage and coverage ratios.


                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

9.  INCOME TAXES

    Domestic and foreign pretax income are as follows:


                                                              YEARS ENDED DECEMBER 31,
                                                           ------------------------------
                                                            1999        1998        1997
                                                           ------    ----------    ------
                                                                     (MILLIONS)
Domestic.................................................  $3,184        $486       $728
Foreign..................................................     316         100        104
                                                           ------        ----       ----
Total....................................................  $3,500        $586       $832
                                                           ------        ----       ----
                                                           ------        ----       ----

    Current and deferred income taxes (tax benefits) provided are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                           ------------------------------
                                                            1999        1998        1997
                                                           ------    ----------    ------
                                                                     (MILLIONS)
Federal:
    Current(a)...........................................  $  470       $ 436       $191
    Deferred.............................................     556        (259)        49
Foreign:
    Current(b)...........................................     240         260        205
    Deferred.............................................       9         (49)        (3)
State and Local:
    Current(a)...........................................     179         166         88
    Deferred.............................................      86        (136)         1
                                                           ------       -----       ----
Total....................................................  $1,540       $ 418       $531
                                                           ------       -----       ----
                                                           ------       -----       ----

---------

(a) Includes utilization of tax carryforwards of $198 million in 1999, $126 million in 1998 and $109 million in 1997. Excludes federal and state and local tax benefits of $486 million in 1999, $478 million in 1998 and $165 million in 1997 resulting from the exercise of stock options and vesting of restricted stock awards, which were credited directly to paid-in-capital. Excludes current tax benefits of $9 million in 1999 and $37 million in 1997 resulting from the retirement of debt, which reduced the extraordinary losses in such years.

(b) Includes foreign withholding taxes of $120 million in 1999, $113 million in 1998 and $114 million in 1997.

    The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below. The relationship between income before income taxes and income tax expense is most affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
                                                                   (MILLIONS)
Taxes on income at U.S. federal statutory rate...........  $1,225     $205      $291
State and local taxes, net of federal tax benefits.......     172       20        58
Nondeductible goodwill amortization......................     173      170       170
Other nondeductible expenses.............................       9       13        11
Foreign income taxed at different rates, net of U.S.
    foreign tax credits..................................     (37)      --         9
Other....................................................      (2)      10        (8)
                                                           ------     ----      ----
Total....................................................  $1,540     $418      $531
                                                           ------     ----      ----
                                                           ------     ----      ----

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)


    Significant components of Time Warner's net deferred tax liabilities are as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                                 (MILLIONS)
Assets acquired in business combinations....................  $2,635    $3,158
Depreciation and amortization...............................   2,240     1,112
Unrealized appreciation of certain marketable securities....     155         4
Other.......................................................     422       452
                                                              ------    ------
Deferred tax liabilities....................................   5,452     4,726
                                                              ------    ------
Tax carryforwards...........................................     231       304
Accrued liabilities.........................................     572       513
Receivable allowances and return reserves...................     223       217
Other.......................................................     192       201
                                                              ------    ------
Deferred tax assets.........................................   1,218     1,235
                                                              ------    ------
Net deferred tax liabilities................................  $4,234    $3,491
                                                              ------    ------
                                                              ------    ------

    U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of foreign subsidiaries aggregating approximately $1.1 billion at December 31, 1999. Determination of the amount of unrecognized deferred U.S. income tax liability with respect to such earnings is not practicable. If such earnings are repatriated, additional U.S. income and foreign withholding taxes are substantially expected to be offset by the accompanying foreign tax credits.

    U.S. federal tax carryforwards at December 31, 1999 consisted of $93 million of net operating losses, $123 million of investment tax credits and $76 million of alternative minimum tax credits. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. Except for the alternative minimum tax credits which do not expire, the other U.S. federal tax carryforwards expire in varying amounts as follows for income tax reporting purposes:

                                                                  CARRYFORWARDS
                                                              ----------------------
                                                                 NET      INVESTMENT
                                                              OPERATING      TAX
                                                               LOSSES      CREDITS
                                                              ---------   ----------
                                                                    (MILLIONS)
2000........................................................     $ 1         $ 25
2001........................................................       1           36
2002........................................................      --           32
2003........................................................      --           13
Thereafter up to 2012.......................................      91           17
                                                                 ---         ----
                                                                 $93         $123
                                                                 ---         ----
                                                                 ---         ----

10. MANDATORILY REDEEMABLE PREFERRED SECURITIES

REDEMPTION OF REIT PREFERRED STOCK

    In 1997, a newly formed, substantially owned subsidiary of TWE (the 'REIT') issued 250,000 shares of preferred stock ('REIT Preferred Stock'). The REIT was intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

    In March 1999, the REIT redeemed all of its shares of REIT Preferred Stock at an aggregate cost of $217 million, which approximated net book value. The redemption was funded with borrowings under TWE's bank credit agreement.

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)


REDEMPTION OF HASBRO-RELATED PREFERRED TRUST SECURITIES

    In 1995, Time Warner, through TW Companies, issued approximately 12.1 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ('PERCS') for aggregate gross proceeds of $374 million, The PERCS were mandatorily redeemable in December 1997 for an amount per PERCS equal to the lesser of $54.41, and the market value of 1.5 shares of common stock of Hasbro, Inc. ('Hasbro') on December 17, 1997, payable in cash or, at Time Warner's option, Hasbro common stock. Pursuant to these terms, Time Warner redeemed the PERCS in December 1997 for all of its 18.1 million shares of Hasbro common stock. In connection with this redemption and the related disposal of its interest in Hasbro, Time Warner recognized a $200 million pretax gain in 1997, which has been classified in interest and other, net, in the accompanying consolidated statement of operations.

PREFERRED TRUST SECURITIES

    In 1995, Time Warner, through TW Companies, issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ('Preferred Trust Securities') for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that is the obligor on the Preferred Trust Securities are $592 million principal amount of 8 7/8% subordinated debentures of TW Companies due December 31, 2025. Cumulative cash distributions are payable on the Preferred Trust Securities at an annual rate of 8 7/8%. The Preferred Trust Securities are mandatorily redeemable for cash on December 31, 2025, and TW Companies has the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, or in other certain circumstances. If TW Companies elects to redeem these securities, the redemption amount would be in each case at an amount per Preferred Trust Security equal to $25 per security, plus accrued and unpaid distributions thereon.

    Time Warner has certain obligations relating to the Preferred Trust Securities which amount to a full and unconditional guaranty (on a subordinated basis) of its subsidiary's obligations with respect thereto.

11. REDEMPTION OF SERIES M PREFERRED STOCK

    In December 1998, Time Warner redeemed all of its outstanding shares of 10 1/4% Series M Preferred Stock. The aggregate redemption cost of approximately $2.1 billion was funded with proceeds from the issuance of lower-cost debt. As a result of this redemption, preferred dividend requirements in Time Warner's 1998 consolidated statement of operations include a one-time effect of $234 million relating to the redemption premium paid in connection therewith.

    Because the weighted-average interest rate of the debt is approximately 400 basis points lower than the dividend rate of the Series M Preferred Stock and the interest on the debt is tax deductible (whereas dividends are not), Time Warner has realized over $100 million of annual cash savings as a result of this redemption.

12. SHAREHOLDERS' EQUITY

    At December 31, 1999, shareholders' equity of Time Warner included 8.4 million shares of convertible preferred stock, 114.1 million shares of Series LMCN-V common stock and 1.173 billion shares of common stock (net of 22.1 million shares of common stock in treasury). Time Warner currently is authorized to issue up to 250 million shares of preferred stock, up to 5 billion shares of common stock and up to 600 million shares of additional classes of common stock, including Series LMCN-V common stock. Shares of Series LMCN-V common stock have substantially identical rights as shares of Time Warner's common stock, except shares of Series LMCN-V common stock have limited voting rights and are non-redeemable.

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

CONVERTIBLE PREFERRED STOCK

    Over the past two years, Time Warner issued approximately 112.6 million shares of common stock in connection with the conversion of 27 million shares of convertible preferred stock. After those conversions, and the conversion in January 2000 of substantially all outstanding shares of Series F preferred stock into 12.3 million shares of common stock, Time Warner has approximately
5.4 million shares of convertible preferred stock outstanding. Such shares are convertible into approximately 22.7 million shares of Time Warner common stock.

    The principal terms of each outstanding series of convertible preferred stock (collectively, the 'Convertible Preferred Stock') are similar in nature, unless otherwise noted below. Each share of Convertible Preferred Stock: (1) is entitled to a liquidation preference of $100 per share, (2) is immediately convertible into 4.16528 shares of Time Warner common stock at a conversion price of $24 per share (based on its liquidation value) and (3) entitles the holder thereof to vote with the common stockholders on all matters on which the common stockholders are entitled to vote, and each share of such Convertible Preferred Stock is entitled to four votes on any such matter.

    Holders of Series E preferred stock and Series J preferred stock will receive a $3.75 annual dividend per share through January 4, 2001 and May 2, 2000, respectively. Thereafter, holders of Series E preferred stock and Series J preferred stock will receive dividends equal to the dividends paid on shares of Time Warner common stock multiplied by the number of shares into which their shares of preferred stock are convertible (the 'Common Equivalent Dividend Rate'). Holders of Series F preferred stock and Series I preferred stock will continue to receive dividends based on the Common Equivalent Dividend Rate.

    Time Warner has the right at any time to redeem for cash or exchange for Time Warner common stock, shares of Series I preferred stock at their liquidation value or stated conversion price. Time Warner also has the right at any time to exchange for Time Warner common stock, shares of Series F preferred stock and to redeem such shares for cash at any time on or after January 4, 2001. These rights also are exercisable at any time on or after May 2, 2000 for shares of Series J preferred stock and January 4, 2001 for shares of Series E preferred stock.

COMMON STOCK REPURCHASE PROGRAM

    In January 1999, Time Warner's Board of Directors authorized a new common stock repurchase program that allows the Company to repurchase, from time to time, up to $5 billion of common stock. This program was expected to be completed over a three-year period. However, in connection with Time Warner's agreement to merge with America Online, Time Warner currently has suspended its stock repurchase program.

    During 1999, Time Warner acquired 28.4 million shares of its common stock at an aggregate cost of $1.896 billion. These repurchases increased the cumulative shares purchased under this and its previous common stock repurchase program begun in 1996 to approximately 123.5 million shares at an aggregate cost of $4.936 billion, or approximately $40 per share.

1998 STOCK SPLIT

    In December 1998, a two-for-one common stock split was effectuated by the payment of a 100% stock dividend in the amount of 558.2 million shares of common stock (the '1998 Stock Split'). The 1998 Stock Split did not affect the number of shares of Series LMCN-V common stock outstanding in 1998. In May 1999, Time Warner amended the terms of its Series LMCN-V common stock, which effectively resulted in a two-for-one stock split and the issuance of approximately 57 million shares of Series LMCN-V common stock (the 'LMCN-V Stock Split'). As a result, each share of Series LMCN-V common stock now is equivalent effectively to one share of common stock instead of two. Because the equivalent number of shares of common

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

stock did not change, the LMCN-V Stock Split did not have any effect on Time Warner's consolidated financial statements.

DILUTIVE SECURITIES AND HOLDERS OF RECORD

    At December 31, 1999, Time Warner had convertible securities and outstanding stock options that were convertible or exercisable into approximately 158.6 million shares of common stock (as adjusted for the January 2000 conversion of Series F preferred stock). Similarly, those securities were convertible or exercisable into approximately 242.2 million shares of common stock at December 31, 1998 and 363.6 million shares at December 31, 1997. In addition, Time Warner has placed a number of shares of common stock in escrow under its Stock Option Proceeds Credit Facility (see Note 8).

    At February 29, 2000, there were approximately 25,000 holders of record of Time Warner common stock. This total does not include the large number of investors who hold such shares through banks, brokers or other fiduciaries.

SHAREHOLDER RIGHTS PLAN

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

    In connection with Time Warner's agreement to merge with America Online, Inc. ('America Online') entered into in January 2000, Time Warner amended the rights plan to provide that the consummation of the merger and the other transactions contemplated by the merger agreement with America Online would not trigger the exercise of rights under the rights plan. See Note 20 for a summary of the terms of the America Online-Time Warner merger.

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)


INCOME (LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY ITEM

    Set forth below is a reconciliation of basic and diluted income (loss) per common share before extraordinary item for each period.

                                                           YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                              1999          1998           1998            1997
                                           HISTORICAL   PRO FORMA(a)   HISTORICAL(a)   HISTORICAL(a)
                                           ----------   ------------   -------------   -------------
                                                     (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Income (loss) applicable to common
  shares before extraordinary
  item -- basic.........................     $1,908        $ (372)        $ (372)         $  (18)
Interest savings, net of tax(b).........         43            --             --              --
Preferred dividends.....................         52            --             --              --
                                             ------        ------         ------          ------
Income (loss) applicable to common
  shares before extraordinary
  item -- diluted.......................     $2,003        $ (372)        $ (372)         $  (18)
                                             ------        ------         ------          ------
                                             ------        ------         ------          ------
Average number of common shares
  outstanding -- basic..................    1,267.0       1,194.7        1,194.7         1,135.4

Dilutive effect of stock options........       72.6            --             --              --
Dilutive effect of convertible preferred
  shares................................       58.7            --             --              --
                                             ------        ------         ------          ------
Average number of common shares
  outstanding -- diluted................    1,398.3       1,194.7        1,194.7         1,135.4
                                            -------       -------        -------         -------
                                            -------       -------        -------         -------
Income (loss) per common share before
  extraordinary item:
  Basic.................................     $ 1.51        $ (.31)        $ (.31)         $ (.01)
                                             ------        ------         ------          ------
                                             ------        ------         ------          ------
  Diluted...............................     $ 1.43        $ (.31)        $ (.31)         $ (.01)
                                             ------        ------         ------          ------
                                             ------        ------         ------          ------

---------

(a) 1998 and 1997 basic and diluted loss per common share before extraordinary item are the same because the effect of Time Warner's stock options and convertible preferred stock was antidilutive.

(b) Reflects the required use of a portion of the proceeds from the future exercise of employee stock options to repay all outstanding borrowings under Time Warner's stock option proceeds credit facility.

13. STOCK-BASED COMPENSATION PLANS

STOCK OPTION PLANS

    Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. Such options have been granted to employees of Time Warner and TWE with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, compensation cost generally is not recognized for its stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value method set forth in FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'), Time Warner's net income and basic and diluted net income (loss) per common share would have been changed to the pro forma amounts indicated below:

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)


                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                   (MILLIONS, EXCEPT
                                                                  PER SHARE AMOUNTS)
Net income:
    As reported.............................................  $1,948     $ 168     $ 246
                                                              ------     -----     -----
                                                              ------     -----     -----
    Pro forma...............................................  $1,852     $ 106     $ 200
                                                              ------     -----     -----
                                                              ------     -----     -----
Net income (loss) per basic common share:
    As reported.............................................  $ 1.50     $(.31)    $(.06)
                                                              ------     -----     -----
                                                              ------     -----     -----
    Pro forma...............................................  $ 1.42     $(.36)    $(.10)
                                                              ------     -----     -----
                                                              ------     -----     -----
Net income (loss) per diluted common share:
    As reported.............................................  $ 1.42     $(.31)    $(.06)
                                                              ------     -----     -----
                                                              ------     -----     -----
    Pro forma...............................................  $ 1.36     $(.36)    $(.10)
                                                              ------     -----     -----
                                                              ------     -----     -----

    For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yields of 0.3%, 0.5% and 1%, respectively; expected volatility of 23.4%, 21.6% and 21.9%, respectively; risk-free interest rates of 5.3%, 5.5% and 6.4%, respectively; and expected lives of 5 years in all periods. The weighted average fair value of an option granted during the year was $21.18 ($12.50, net of taxes), $11.13 ($6.57, net of taxes) and $6.58 ($3.88, net of taxes) for the years ended December 31, 1999, 1998 and 1997, respectively. In each period, Time Warner granted options to certain executives at exercise prices exceeding the market price of Time Warner common stock on the date of grant. These above-market options had a weighted average exercise price and fair value of $95.10 and $19.49 ($11.50, net of taxes), respectively, in 1999; $49.54 and
$9.45 ($5.58, net of taxes), respectively, in 1998; and $32.45 and $6.29 ($3.71, net of taxes), respectively, in 1997.

    A summary of stock option activity under all plans is as follows:

                                                                          WEIGHTED-
                                                              THOUSANDS    AVERAGE
                                                                 OF       EXERCISE
                                                               SHARES       PRICE
                                                              ---------   ---------
Balance at January 1, 1997..................................   195,734     $15.98
Granted.....................................................    16,544      22.41
Exercised...................................................   (32,632)     13.66
Cancelled...................................................      (942)     18.89
                                                               -------
Balance at December 31, 1997................................   178,704     $16.99
Granted.....................................................    18,100      37.71
Exercised...................................................   (48,323)     15.01
Cancelled...................................................      (417)     28.01
                                                               -------
Balance at December 31, 1998................................   148,064     $20.14
Granted.....................................................    12,954      68.50
Exercised...................................................   (24,257)     16.49
Cancelled...................................................      (893)     46.17
                                                               -------
Balance at December 31, 1999................................   135,868     $25.23
                                                               -------
                                                               -------

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)


                                                                  DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (THOUSANDS)
Exercisable..............................................  106,728   112,471   145,616
Available for future grants..............................   21,635    11,207    12,771

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                       -------------------------------------   -----------------------
                                                      WEIGHTED-
                                                       AVERAGE     WEIGHTED-                 WEIGHTED-
                                         NUMBER       REMAINING     AVERAGE      NUMBER       AVERAGE
RANGE OF                               OUTSTANDING   CONTRACTUAL   EXERCISE    EXERCISABLE   EXERCISE
EXERCISE PRICES                        AT 12/31/99      LIFE         PRICE     AT 12/31/99     PRICE
-------------------------------------  -----------   -----------     -----     -----------   ---------
                                       (THOUSANDS)                             (THOUSANDS)
Under $10............................      6,104      0.6 years     $ 9.08         6,104      $ 9.08
$10.00 to $15.00.....................     18,760      2.6 years     $12.11        18,760      $12.11
$15.01 to $20.00.....................     46,331      3.9 years     $18.28        44,974      $18.27
$20.01 to $30.00.....................     33,265      5.4 years     $22.06        29,547      $21.94
$30.01 to $45.00.....................     15,874      7.9 years     $35.08         6,403      $34.68
$45.01 to $65.00.....................      5,070      8.5 years     $54.35           928      $48.67
$65.01 to $103.74....................     10,464      9.0 years     $69.96            12      $69.16
                                         -------                                 -------
Total................................    135,868      5.0 years     $25.23       106,728      $18.93
                                         -------                                 -------
                                         -------                                 -------

    For options exercised by employees of TWE, Time Warner is reimbursed by TWE for the amount by which the market value of Time Warner common stock on the exercise date exceeds the exercise price, or the greater of the exercise price or $13.88 for options granted prior to the TWE capitalization on June 30, 1992. There were 44.8 million options held by employees of TWE at December 31, 1999,
34.7 million of which were exercisable.

RESTRICTED STOCK PLANS

    Time Warner also has various restricted stock plans for employees and non-employee directors of the Board. Under these plans, shares of common stock are granted which do not vest until the end of a restriction period, generally between three to five years. In accordance with APB 25 and related interpretations, Time Warner recognizes compensation cost for restricted stock awards ratably over the vesting period based on the fair market value of the shares on the date of grant.

    At December 31, 1999, Time Warner had approximately 190,000 shares of restricted stock outstanding. During 1999, Time Warner issued 99,400 shares of restricted stock at a weighted-average fair value of $64.24. Grants of restricted stock in prior years were not significant. In addition, compensation cost recognized in connection with restricted stock grants was not material in any period.

EFFECT OF AMERICA ONLINE-TIME WARNER MERGER ON STOCK-BASED COMPENSATION PLANS

    In connection with Time Warner's agreement to merge with America Online entered into in January 2000, all Time Warner stock options and restricted stock outstanding at that time became fully vested, pursuant to the terms of Time Warner's stock option and restricted stock plans.
See Note 20 for a summary of the terms of the America Online-Time Warner merger.

14. BENEFIT PLANS

    Time Warner and its subsidiaries have defined benefit pension plans covering most domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels
                                      F-53

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

during their employment period. Time Warner's common stock represents approximately 13% and 12% of plan assets at December 31, 1999 and 1998, respectively. A summary of activity for Time Warner's defined benefit pension plans is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                   1999        1998         1998         1997
                                                HISTORICAL   PRO FORMA   HISTORICAL   HISTORICAL
                                                ----------   ---------   ----------   ----------
                                                                   (MILLIONS)
COMPONENTS OF PENSION EXPENSE
Service cost..................................    $ 107        $  95        $ 53         $ 45
Interest cost.................................      118          110          74           68
Expected return on plan assets................     (132)        (108)        (73)         (62)
Net amortization and deferral.................       (3)           2           2            1
                                                  -----        -----        ----         ----
Total.........................................    $  90        $  99        $ 56         $ 52
                                                  -----        -----        ----         ----
                                                  -----        -----        ----         ----

                                                                    DECEMBER 31,
                                                         -----------------------------------
                                                            1999        1998         1998
                                                         HISTORICAL   PRO FORMA   HISTORICAL
                                                         ----------   ---------   ----------
                                                                     (MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year......    $1,749      $1,451       $  990
Service cost...........................................       107          95           53
Interest cost..........................................       118         110           74
Actuarial (gain) loss(a)...............................      (427)        159           98
Benefits paid..........................................       (70)        (66)         (52)
                                                           ------      ------       ------
Projected benefit obligation at end of year............     1,477       1,749        1,163
                                                           ------      ------       ------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.........     1,480       1,203          839
Actual return on plan assets...........................       266         303          191
Employer contribution..................................        21          34           16
Benefits paid..........................................       (64)        (60)         (46)
                                                           ------      ------       ------
Fair value of plan assets at end of year...............     1,703       1,480        1,000
                                                           ------      ------       ------
Overfunded (unfunded) projected benefit obligation.....       226        (269)        (163)
Additional minimum liability(b)........................       (40)        (37)         (33)
Unrecognized actuarial gain(a).........................      (589)        (26)         (16)
Unrecognized prior service cost........................        26          21           16
                                                           ------      ------       ------
Accrued pension expense................................    $ (377)     $ (311)      $ (196)
                                                           ------      ------       ------
                                                           ------      ------       ------

---------
(a) Reflects certain changes in actuarial assumptions made during 1999, including a shortening of the expected service period and an increase in the discount rate.

(b) The additional minimum liability is offset fully by a corresponding intangible asset recognized in the consolidated balance sheet.

                                                                      DECEMBER 31,
                                                          ------------------------------------
                                                             1999         1998         1997
                                                          ----------   ----------   ----------
WEIGHTED-AVERAGE PENSION ASSUMPTIONS
Discount rate...........................................     7.75%        6.75%        7.25%
Expected return on plan assets..........................        9%           9%           9%
Rate of compensation increase...........................        6%           6%           6%

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)


    Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans of $174 million and $145 million as of December 31, 1999, respectively; and $118 million and $97 million as of December 31, 1998, respectively ($157 million and $124 million on a pro forma basis).

    Employees of Time Warner's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

    Time Warner also has certain defined contribution plans, including savings and profit sharing plans, as to which the expense amounted to $100 million in 1999, $84 million in 1998 ($119 million on a pro forma basis) and $83 million in 1997. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans generally are determined by management and approved by the boards of directors of the participating companies.

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

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

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

    At December 31, 1999, Time Warner had interest rate swap contracts to pay variable-rates of interest (average six-month LIBOR rate of 5.8%) and receive fixed-rates of interest (average rate of 5.5%) on $400 million notional amount of indebtedness. This resulted in approximately 34% of Time Warner's underlying debt being subject to variable interest rates. The $400 million notional amount of outstanding contracts will mature during 2000. At December 31, 1998, Time Warner had interest rate swap contracts on $1.6 billion notional amount of indebtedness. The net gain or loss on the ineffective portion of these interest rate swap contracts was not material in any period.

  Interest Rate Lock Agreements

    In the past, Time Warner infrequently used interest rate lock agreements to hedge the risk that the cost of a future issuance of fixed-rate debt may be adversely affected by changes in interest rates. Under an interest rate lock agreement, Time Warner agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the existing yield of a U.S. treasury bond at the date when the agreement is established and at the date when the agreement is settled, typically when Time Warner issues new debt. The notional amounts of the agreement are not exchanged. Interest rate lock agreements are entered into with a number of major financial institutions in order to minimize counterparty credit risk.

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

    At December 31, 1998, Time Warner had outstanding interest rate lock agreements for an aggregate $650 million notional principal amount of indebtedness, which were settled in January 1999. Since that time, Time Warner has not entered into any interest rate lock agreements to hedge the cost of future issuances of fixed-rate debt. At December 31, 1999, Time Warner had deferred approximately $30 million of net losses on interest rate lock agreements, of which less than $1 million is expected to be recognized in income over the next twelve months.

FOREIGN CURRENCY RISK MANAGEMENT

    Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future royalties and license fees owed to Time Warner domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 1999, Time Warner had effectively hedged approximately half of the estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)


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

    Time Warner records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders' equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Gains and losses on foreign exchange contracts generally are included as a component of interest and other, net, in Time Warner's consolidated statement of operations.

    At December 31, 1999, Time Warner had contracts for the sale of $843 million and the purchase of $468 million of foreign currencies at fixed rates. Contracts in a net sale position primarily consisted of Japanese yen (62% of net contract value), European currency (46%), Canadian dollars (15%) and English pounds (2%), offset in part by contracts in a net purchase position, primarily consisting of New Zealand dollars (34%).

    Time Warner had contracts for the sale of $755 million and the purchase of $259 million of foreign currencies at December 31, 1998. Time Warner had deferred approximately $1 million of net gains on foreign exchange contracts at December 31, 1999, which is substantially expected to be recognized in income over the next twelve months. Time Warner recognized $8 million in losses in 1999, $8 million in losses in 1998 ($10 million on a pro forma basis) and $27 million in gains in 1997, on foreign exchange contracts. These amounts were or are expected to be largely offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalties and license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad.

16. SEGMENT INFORMATION

    Time Warner classifies its business interests into six fundamental areas:
Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; Music, consisting principally of interests in recorded music and music publishing; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses. Time Warner's Digital Media segment commenced operations in 1999.

    Information as to the operations of Time Warner in different business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ('EBITA'). As a result of the consolidation of the Entertainment Group in 1999, Time Warner's and the Entertainment Group's business segments have been combined. Accordingly, segment information for 1998 and 1997 has been restated in order to conform to the new presentation. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1). Intersegment sales are accounted for at fair value as if the sales were to third parties.

    The operating results of Time Warner's Cable segment reflect (i) the TWE-A/N Transfers effective as of January 1, 1998, (ii) the Primestar Roll-up Transaction, effective as of April 1, 1998, (iii) the formation of the Road Runner Joint Venture, effective as of June 30, 1998, (iv) the Time Warner Telecom Reorganization,

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

effective as of July 1, 1998 and (v) the formation of the Texas Cable Joint Venture, effective as of December 31, 1998.

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
REVENUES
Cable Networks...........................................  $ 6,111   $ 5,377   $ 4,823
Publishing...............................................    4,663     4,496     4,290
Music....................................................    3,834     4,025     3,691
Filmed Entertainment.....................................    8,075     7,978     7,003
Broadcasting-The WB Network..............................      384       260       136
Cable....................................................    5,374     5,342     5,240
Digital Media............................................        1        --        --
Intersegment elimination.................................   (1,109)   (1,234)     (812)
                                                           -------   -------   -------

Total business segment revenues..........................  $27,333   $26,244   $24,371
Entertainment Group revenues reported on an
  unconsolidated basis(a)................................       --   (11,662)  (11,077)
                                                           -------   -------   -------

Total consolidated revenues..............................  $27,333   $14,582   $13,294
                                                           -------   -------   -------
                                                           -------   -------   -------

---------

(a) Represents amounts previously reported for the Entertainment Group, adjusted by intercompany eliminations and other consolidating adjustments necessary for Time Warner to reflect the Entertainment Group on a consolidated basis.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                     (MILLIONS)
EBITA(a)
Cable Networks..............................................  $1,397   $1,160   $  964
Publishing..................................................     679      607      529
Music.......................................................     452      493      467
Filmed Entertainment(b).....................................     997      695      604
Broadcasting-The WB Network.................................     (92)     (93)     (88)
Cable(c)....................................................   3,927    1,694    1,611
Digital Media...............................................     (17)      --       --
Intersegment elimination....................................     (10)     (94)     (54)
                                                              ------   ------   ------

Total business segment EBITA................................  $7,333   $4,462   $4,033
Entertainment Group EBITA reported on an unconsolidated
  basis(d)..................................................      --   (2,166)  (1,850)
                                                              ------   ------   ------

Total consolidated EBITA....................................  $7,333   $2,296   $2,183
                                                              ------   ------   ------
                                                              ------   ------   ------

---------

(a) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, Time Warner's business segment operating income was $6.035 billion in 1999, $1.496 billion in 1998 and $1.271 billion in 1997.

(b) 1999 results include a net pretax gain of $215 million recognized in connection with the early termination and settlement of a long-term, home video distribution agreement and a pretax gain of $97 million relating to the sale of an interest in CanalSatellite, offset in part by a one-time, noncash pretax charge of $106 million relating to Warner Bros.'s retail stores.

(c) Includes net pretax gains relating to the sale or exchange of certain cable television systems and investments of approximately $2.247 billion in 1999, $108 million in 1998 and $212 million in 1997.

(d) Represents amounts previously reported for the Entertainment Group, adjusted by intercompany eliminations and other consolidating adjustments necessary for Time Warner to reflect the Entertainment Group on a consolidated basis.

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                     (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Cable Networks..............................................  $  132   $  116   $  109
Publishing..................................................      81       80       79
Music.......................................................      74       72       83
Filmed Entertainment........................................     156      172      204
Broadcasting-The WB Network.................................       1        1        1
Cable.......................................................     786      864      862
Digital Media...............................................       1       --       --
                                                              ------   ------   ------

Total business segment depreciation.........................  $1,231   $1,305   $1,338
Entertainment Group depreciation reported on an
  unconsolidated basis(a)...................................      --     (927)    (956)
                                                              ------   ------   ------

Total consolidated depreciation.............................  $1,231   $  378   $  382
                                                              ------   ------   ------
                                                              ------   ------   ------

---------

(a) Represents amounts previously reported for the Entertainment Group, adjusted by intercompany eliminations and other consolidating adjustments necessary for Time Warner to reflect the Entertainment Group on a consolidated basis.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                     (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(a)
Cable Networks..............................................  $  205   $  200   $  199
Publishing..................................................      52       38       48
Music.......................................................     273      280      301
Filmed Entertainment........................................     201      216      215
Broadcasting-The WB Network.................................       4        3       --
Cable.......................................................     563      593      600
Digital Media...............................................      --       --       --
                                                              ------   ------   ------

Total business segment amortization.........................  $1,298   $1,330   $1,363
Entertainment Group amortization reported on an
  unconsolidated basis(b)...................................      --     (530)    (451)
                                                              ------   ------   ------

Total consolidated amortization.............................  $1,298   $  800   $  912
                                                              ------   ------   ------
                                                              ------   ------   ------

---------

(a) Includes amortization relating to all business combinations accounted for by the purchase method, including the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of TBS in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995.

(b) Represents amounts previously reported for the Entertainment Group, adjusted by intercompany eliminations and other consolidating adjustments necessary for Time Warner to reflect the Entertainment Group on a consolidated basis.

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

    Information as to the assets and capital expenditures is as follows:


                                                                  DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
ASSETS
Cable Networks...........................................  $ 9,940   $ 9,499   $ 9,441
Publishing...............................................    2,870     2,726     2,490
Music....................................................    7,483     7,354     6,797
Filmed Entertainment.....................................   10,393    10,841    10,658
Broadcasting-The WB Network..............................      284       244       113
Cable....................................................   18,380    16,094    17,766
Digital Media............................................       28        --        --
Corporate(a).............................................    1,861     1,193     1,334
                                                           -------   -------   -------

Total business segment assets............................  $51,239   $47,951   $48,599
Entertainment Group assets reported on an unconsolidated
  basis(b)...............................................       --   (16,311)  (14,436)
                                                           -------   -------   -------

Total consolidated assets................................  $51,239   $31,640   $34,163
                                                           -------   -------   -------
                                                           -------   -------   -------

---------

(a) Consists principally of cash, cash equivalents and other investments.

(b) Represents amounts previously reported for the Entertainment Group, adjusted by intercompany eliminations and other consolidating adjustments necessary for Time Warner to reflect the Entertainment Group on a consolidated basis.


                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                              1999     1998      1997
                                                             ------   -------   -------
                                                                     (MILLIONS)
CAPITAL EXPENDITURES
Cable Networks.............................................  $  229   $   143   $   132
Publishing.................................................     106        58        77
Music......................................................     134        92        87
Filmed Entertainment.......................................     136       125       147
Broadcasting-The WB Network................................       2         1         1
Cable......................................................   1,600     1,676     1,683
Digital Media..............................................       2        --        --
Corporate..................................................      22        20        12
                                                             ------   -------   -------

Total business segment capital expenditures................  $2,231   $ 2,115   $ 2,139
Entertainment Group capital expenditures reported on an
  unconsolidated basis(a)..................................      --    (1,603)   (1,565)
                                                             ------   -------   -------

Total consolidated capital expenditures....................  $2,231   $   512   $   574
                                                             ------   -------   -------
                                                             ------   -------   -------

---------

(a) Represents amounts previously reported for the Entertainment Group, adjusted by intercompany eliminations and other consolidating adjustments necessary for Time Warner to reflect the Entertainment Group on a consolidated basis.

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)


    Information as to operations in different geographical areas is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1999       1998       1997
                                                          -------   --------   --------
                                                                   (MILLIONS)
REVENUES(a)
United States...........................................  $21,654   $ 20,803   $ 19,004
United Kingdom..........................................    1,000      1,001        937
Germany.................................................      724        695        704
Japan...................................................      629        567        589
Canada..................................................      420        429        399
France..................................................      418        390        347
Other international.....................................    2,488      2,359      2,391
                                                          -------   --------   --------

Total revenues by geographic area.......................  $27,333   $ 26,244   $ 24,371
Entertainment Group revenues reported on an
  unconsolidated basis(b)...............................       --    (11,662)   (11,077)
                                                          -------   --------   --------

Total...................................................  $27,333   $ 14,582   $ 13,294
                                                          -------   --------   --------
                                                          -------   --------   --------

---------

(a) Revenues are attributed to countries based on location of customer.

(b) Represents amounts previously reported for the Entertainment Group, adjusted by intercompany eliminations and other consolidating adjustments necessary for Time Warner to reflect the Entertainment Group on a consolidated basis.

    Because a substantial portion of international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material.

17. COMMITMENTS AND CONTINGENCIES

    Time Warner's total rent expense amounted to $521 million in 1999, $286 million in 1998 ($504 million on a pro forma basis) and $237 million in 1997. The minimum rental commitments under noncancellable long-term operating leases are: 2000-$450 million; 2001-$442 million; 2002-$416 million; 2003-$385 million;
2004-$362 million; and after 2004-$2.809 billion.

    Time Warner's minimum commitments and guarantees under certain programming, licensing, artists, athletes, franchise and other agreements aggregated approximately $14.5 billion at December 31, 1999, which are payable principally over a ten-year period.

    Time Warner is subject to a class action lawsuit alleging collusive pricing practices by the major record companies in their capacity as distributors of compact discs to CD wholesalers and retailers. The trial presently is scheduled for the fall of 2000. Although management believes the case is without merit, an adverse jury verdict could result in a material loss to Time Warner. Due to the lack of specificity to plaintiffs' claims, a range of loss is not determinable at this time.

    TWE also is subject to certain litigation relating to Six Flags. In December 1998, a jury returned an adverse verdict in the Six Flags matter in the amount of $454 million. TWE and its former 51% partner in Six Flags are financially responsible for this judgment. Management believes that there were numerous legal errors in the case and has appealed the verdict. In management's opinion and considering the gain deferred on the sale of Six Flags described in Note 3 to cover this potential exposure, the resolution of this matter is not expected to have a material effect on Time Warner's financial statements.

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)


    Time Warner is subject to numerous other legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on Time Warner's financial statements.

18. RELATED PARTY TRANSACTIONS

    In the normal course of conducting their businesses, Time Warner and its subsidiaries and affiliates have had various transactions with TWE and other Entertainment Group companies, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. For all periods prior to the consolidation of the Entertainment Group in 1999, these transactions were included in Time Warner's operating results and reported as related party transactions. However, on a historical basis for 1999 and on a pro forma basis for 1998, these transactions have been eliminated in Time Warner's consolidated financial statements. Nevertheless, in order to facilitate an understanding of the effects of these transactions on Time Warner's historical financial statements for 1998 and 1997, a summary of significant transactions between Time Warner and TWE is provided below.

    TWE's employees participate in various Time Warner medical, stock option and other benefit plans for which Time Warner charges TWE its allocable share of plan expenses, including administrative costs.

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

    Time Warner's cable businesses have management services agreements with TWE, pursuant to which TWE manages, or provides services to, the cable television systems owned by Time Warner. Such cable television systems also pay TWE for the right to carry cable television programming provided by TWE's cable networks. Similarly, Time Warner receives fees from TWE's cable television systems for the right to carry cable television programming provided by Time Warner's cable networks.

    Time Warner's and TWE's cable businesses have sold or exchanged various cable television systems to MediaOne in an effort to strengthen their geographic clustering of cable television properties. See Note 2 for further information.

    Time Warner had a credit agreement with TWE that allowed it to borrow up to $400 million from TWE. Time Warner paid interest to TWE on outstanding borrowings at a rate equal to LIBOR plus 1% per annum. In 1999, Time Warner repaid all outstanding borrowings under this credit agreement.

    Time Warner provides TWE with certain corporate support services, including accounting, tax, legal and administration, for which it received a fee in the amount of $73 million in 1999 and $72 million in both 1998 and 1997.

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

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

Road Runner Joint Venture and other equity investees of Time Warner and the Entertainment Group, generally with respect to sales of products and services in the ordinary course of business.

19. ADDITIONAL FINANCIAL INFORMATION

CASH FLOWS

    As of December 31, 1999, Time Warner had certain asset securitization facilities, which provide for the accelerated receipt of up to approximately
$1 billion of cash on available receivables. In connection with each of these securitization facilities, Time Warner sells, on a revolving and nonrecourse basis, certain of its accounts receivables ('Pooled Receivables') to a wholly owned, special purpose entity which, in turn, sells a percentage ownership interest in the Pooled Receivables to a third-party, commercial paper conduit sponsored by a financial institution. These securitization transactions have been accounted for as a sale in accordance with FASB Statement No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.' Accordingly, accounts receivable sold under this securitization program have been reflected as a reduction in receivables in the accompanying consolidated balance sheet. Net proceeds received under this securitization program were $228 million in 1999, $17 million in 1998 and $108 million in 1997.

    Time Warner, through TWE, also has an asset securitization facility, which effectively provides for the accelerated receipt of up to $500 million of cash through the year 2000 on available licensing contracts. Assets securitized under this facility consist of cash contracts for the licensing of theatrical and television product for broadcast network and syndicated television exhibition, under which revenues have not been recognized because such product is not available for telecast until a later date ('Backlog Contracts'). In connection with this securitization facility, Time Warner sells, on a revolving and nonrecourse basis, certain of its Backlog Contracts ('Pooled Backlog Contracts') to a wholly owned, special purpose entity which, in turn, sells a percentage ownership interest in the Pooled Backlog Contracts to a third-party, commercial paper conduit sponsored by a financial institution.

    Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is only dependent upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenues in long-term liabilities in the accompanying consolidated balance sheet. In 1999, approximately
$15 million of proceeds were repaid under this securitization program. This compares to net proceeds received of approximately $166 million in 1998 on a pro forma basis.

    Additional financial information with respect to cash flows is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                   1999        1998         1998         1997
                                                HISTORICAL   PRO FORMA   HISTORICAL   HISTORICAL
                                                ----------   ---------   ----------   ----------
                                                                   (MILLIONS)
Cash payments made for interest...............    $1,406      $1,343        $812         $929
Cash payments made for income taxes...........       424         356         261          305
Tax-related distributions received from TWE...        --          --         314          324
Income tax refunds received...................        47          56          52           52

    Noncash investing activities in 1999 included the exchange of certain cable television systems (Note 2). Noncash investing activities in 1998 included the exchange of certain cable television systems, the Time Warner Telecom Reorganization, the formation of the Road Runner Joint Venture and the TWE-A/N Transfers (Note 2). Noncash financing activities in 1999 included the conversion of 14.2 million shares of convertible preferred stock into approximately 59.1 million shares of common stock. Noncash financing activities in 1998 included the conversion of $1.15 billion of Zero-Coupon Convertible Notes into 37.4 million shares of common stock

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

(Note 7) and the conversion of 12.8 million shares of convertible preferred stock into approximately 53.5 million shares of common stock (Note 12). Noncash financing activities in 1997 included the redemption of the PERCS in exchange for Time Warner's interest in Hasbro (Note 10) and the payment of $185 million of noncash dividends on the Series M Preferred Stock.

INTEREST AND OTHER, NET

    Interest and other, net, consists of:

                                                                         YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------------------
                                                            1999          1998           1998            1997
                                                         HISTORICAL     PRO FORMA     HISTORICAL      HISTORICAL
                                                         ----------     ---------     ----------      ----------
                                                                               (MILLIONS)
Interest expense.......................................    $(1,519)      $(1,451)       $  (891)         $(1,049)
Gain on Time Warner Telecom IPO........................        115             -              -                -
Gain on sale of investment in Hasbro...................          -             -              -              200
Write-down of investment in Primestar..................          -          (210)             -                -
Other investment-related activity, principally net
 losses of corporate-related equity investees..........       (250)         (208)           (91)             (76)
Corporate finance-related activity, principally losses
  on asset securitization programs.....................       (145)         (101)           (76)             (16)
Miscellaneous..........................................        (98)          (80)           (70)             (32)
                                                           -------       -------        -------          -------
Total interest and other, net..........................    $(1,897)      $(2,050)       $(1,128)           $(973)
                                                           -------       -------        -------          -------
                                                           -------       -------        -------          -------

OTHER CURRENT LIABILITIES

    Other current liabilities consist of:

                                                                    DECEMBER 31,
                                                         -----------------------------------
                                                            1999        1998         1998
                                                         HISTORICAL   PRO FORMA   HISTORICAL
                                                         ----------   ---------   ----------
                                                                     (MILLIONS)
Accrued expenses.......................................    $3,030      $2,924       $1,542
Accrued compensation...................................     1,026         835          538
Accrued income taxes...................................       105         125           93
Deferred revenues......................................       597         481          231
                                                           ------      ------       ------
Total..................................................    $4,758      $4,365       $2,404
                                                           ------      ------       ------
                                                           ------      ------       ------

20. SUBSEQUENT EVENTS (UNAUDITED)

  America Online-Time Warner Merger

    In January 2000, Time Warner and America Online announced that they had entered into an agreement to merge (the 'Merger') by forming a new holding company named AOL Time Warner Inc. ('AOL Time Warner'). As part of the Merger, each issued and outstanding share of each class of common stock of Time Warner will be converted into 1.5 shares of an identical series of common stock of AOL Time Warner. In addition, each issued and outstanding share of each class of preferred stock of Time Warner will be converted into one share of preferred stock of AOL Time Warner, which will have substantially identical terms except that such shares will be convertible into approximately 6.25 shares of AOL Time Warner common stock. Lastly, each issued and outstanding share of common stock of America Online will be converted into one share of common stock of AOL Time Warner.

    As a result of the Merger, the former shareholders of America Online will have an approximate 55% interest in AOL Time Warner and the former shareholders of Time Warner will have an approximate 45% interest in the combined entity, expressed on a fully diluted basis. The Merger is expected to be accounted for by

                                TIME WARNER INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)

AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations.

    The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including the approval of the shareholders of each of America Online and Time Warner and all necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

  Warner-EMI Music Merger

    In January 2000, Time Warner and EMI Group plc ('EMI') announced they had entered into an agreement to combine their global music operations into two jointly owned ventures, to be referred to collectively as Warner EMI Music. Time Warner will control the joint ventures through majority board representation, among other factors, and will account for the transaction under the purchase method of accounting.

    As part of the transaction, each company will contribute its music operations to the joint ventures, subject to a comparable amount of debt. As of December 31, 1999, EMI had approximately $1.5 billion of net debt. EMI shareholders also will receive an aggregate special cash dividend of approximately $1.3 billion. This dividend is expected to be financed through a combination of proceeds from debt incurred or assumed by the joint ventures and consideration to be paid by Time Warner directly to EMI for a new class of EMI equity securities. The new class of EMI equity securities to be held by Time Warner will convert automatically into an 8% common equity interest in EMI, on a fully diluted basis, if EMI's share price reaches `L'9 for a short period of time within the first three-and-a-half years after closing.

    The transaction is expected to close by the end of 2000, subject to customary closing conditions, including regulatory approvals and the approval of EMI's shareholders. There can be no assurance that such approvals will be obtained.

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

Joseph A. Ripp                                 James W. Barge
Executive Vice President and                   Vice President and
Chief Financial Officer                        Controller

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
TIME WARNER INC.

    We have audited the accompanying consolidated balance sheet of Time Warner Inc. ('Time Warner') as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule and supplementary information listed in the Index at Item 14(a). These financial statements, schedule and supplementary information are the responsibility of Time Warner's management. Our responsibility is to express an opinion on these financial statements, schedule and supplementary information based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Time Warner at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule and supplementary information, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 2, 2000

                                TIME WARNER INC.
                         SELECTED FINANCIAL INFORMATION

    The selected financial information for each of the five years in the period ended December 31, 1999 set forth below has been derived from and should be read in conjunction with the financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. Certain reclassifications have been made to conform to the 1999 presentation.

    The selected historical financial information for 1999 reflects the consolidation of the Entertainment Group, which substantially consists of TWE, retroactive to the beginning of 1999. The selected historical financial information for all prior periods has not been changed. However, in order to enhance comparability, pro forma financial statements for 1998 reflecting the consolidation of the Entertainment Group are presented supplementally.

    The selected historical financial information for 1998 reflects (i) the TWE-A/N Transfers and (ii) the redemption of Time Warner's Series M Preferred Stock at an aggregate cost of approximately $2.1 billion using proceeds from the issuance of lower-cost debt.

    The selected historical financial information for 1996 reflects (i) the use of approximately $1.55 billion of net proceeds from the issuance of Series M Preferred Stock to reduce outstanding indebtedness and (ii) the acquisitions of TBS and Cablevision Industries Corporation and related companies, resulting in
(a) the issuance of an aggregate 6.3 million shares of Time Warner preferred stock having a total liquidation preference of $633 million and 365.4 million shares of Time Warner common stock and (b) the assumption or incurrence of approximately $4.8 billion of indebtedness.

    The selected historical financial information for 1995 reflects (i) the acquisitions of KBLCOM Incorporated and Summit Communications Group, Inc. and
(ii) the exchange by Toshiba Corporation and ITOCHU Corporation of their direct and indirect interests in TWE, resulting in (a) the issuance of an aggregate
29.3 million shares of Time Warner preferred stock having a total liquidation preference of $2.926 billion and 5.2 million shares of Time Warner common stock and (b) the assumption or incurrence of approximately $1.3 billion of indebtedness.

    Per common share amounts and average common shares have been restated to give effect to the two-for-one common stock split that occurred on December 15, 1998.

                                     TIME WARNER INC.
                       SELECTED FINANCIAL INFORMATION -- (CONTINUED)

                                                                   YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------
                                             1999        1998         1998         1997         1996         1995
                                          HISTORICAL   PRO FORMA   HISTORICAL   HISTORICAL   HISTORICAL   HISTORICAL
SELECTED OPERATING STATEMENT INFORMATION  ----------   ---------   ----------   ----------   ----------   ----------
                                                             (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues................................   $27,333      $26,244     $14,582      $13,294      $10,064       $8,067
Depreciation and amortization...........    (2,529)      (2,635)     (1,178)      (1,294)        (988)        (559)
Business segment operating
  income(a)(b)(c).......................     6,035        3,132       1,496        1,271          966          697
Equity in pretax income of Entertainment
  Group(d)..............................        --           --         356          686          290          256
Interest and other, net(e)(f)...........    (1,897)      (2,050)     (1,128)        (973)      (1,102)        (866)
Income (loss) before extraordinary
  item..................................     1,960          168         168          301         (156)        (124)
Net income (loss)(g)....................     1,948          168         168          246         (191)        (166)
Net income (loss) applicable to common
  shares (after preferred
  dividends)(g)(h)......................     1,896         (372)       (372)         (73)        (448)        (218)
Per share of common stock:(h)
  Basic net income (loss)...............   $  1.50      $  (.31)    $  (.31)     $  (.06)     $  (.52)      $ (.28)
  Diluted net income (loss).............   $  1.42      $  (.31)    $  (.31)     $  (.06)     $  (.52)      $ (.28)
  Dividends.............................   $   .18      $   .18     $   .18      $   .18      $   .18       $  .18
Average common shares:
  Basic.................................   1,267.0      1,194.7     1,194.7      1,135.4        862.4        767.6
  Diluted...............................   1,398.3      1,194.7     1,194.7      1,135.4        862.4        767.6

---------

 (a) 1999 Business segment operating income includes a net pretax gain of approximately $215 million relating to early termination and settlement of a long-term, home video distribution agreement, a pretax gain of $97 million relating to the sale of an interest in CanalSatellite and a one-time and noncash pretax charge of $106 million relating to Warner Bros.'s retail stores.

 (b) Business segment operating income includes net pretax gains related to the sale or exchange of certain cable television systems and investments of approximately $2.247 billion in 1999, $18 million in 1998 ($108 million on a pro forma basis) and $12 million in 1997.

 (c) Business segment operating income in 1995 includes $85 million in losses relating to certain businesses and joint ventures owned by the Music division which were restructured or closed.

 (d) Time Warner's equity in the pretax income of the Entertainment Group includes approximately $120 million of net losses in 1998 and $450 million of gains in 1997 relating to the sale or exchange of various cable television systems and other investment-related activity.

 (e) Interest and other, net includes an approximate $115 million pretax gain in 1999 recognized in connection with the initial public offering of a 20% interest in Time Warner Telecom, Inc. and a net pretax charge of $210 million on a pro forma basis in 1998 relating to the write-down of TWE's carrying value of Primestar.

 (f) 1997 Interest and other, net includes a $200 million pretax gain relating to the disposal of Time Warner's interest in Hasbro and the related redemption of certain mandatorily redeemable preferred securities of a subsidiary.

 (g) Net income (loss) includes an extraordinary loss on the retirement of debt of $12 million in 1999, $55 million in 1997, $35 million in 1996 and $42 million in 1995.

 (h) 1998 preferred dividend requirements include a one-time effect of $234 million relating to the premium paid in connection with the redemption of Time Warner's Series M Preferred Stock.

                                TIME WARNER INC.
                SELECTED FINANCIAL INFORMATION  --  (CONTINUED)

                                                                     DECEMBER 31,
                                      --------------------------------------------------------------------------
                                         1999        1998         1998         1997         1996         1995
                                      HISTORICAL   PRO FORMA   HISTORICAL   HISTORICAL   HISTORICAL   HISTORICAL
SELECTED BALANCE SHEET INFORMATION    ----------   ---------   ----------   ----------   ----------   ----------
                                                                      (MILLIONS)
Cash and equivalents................   $ 1,284      $   529     $   442      $   645      $   514      $ 1,185
Total assets........................    51,239       47,951      31,640       34,163       35,064       22,132
Debt due within one year............        22           25          19            8           11           34
Long-term debt......................    18,083       17,503      10,925       11,833       12,713        9,907
Borrowings against future stock
  option proceeds...................     1,243          895         895          533          488           --
Company-obligated mandatorily
  redeemable preferred securities of
  subsidiaries......................       575          792         575          575          949          949
Series M exchangeable preferred
  stock.............................        --           --          --        1,857        1,672           --
Shareholders' equity:
  Preferred stock liquidation
    preference......................       840        2,260       2,260        3,539        3,559        2,994
  Equity applicable to common
    stock...........................     8,873        6,592       6,592        5,817        5,943          673
  Total shareholders' equity........     9,713        8,852       8,852        9,356        9,502        3,667
Total capitalization................    29,636       28,067      21,266       24,162       25,335       14,557

                                TIME WARNER INC.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                      EQUITY IN                                                  DILUTED
                                       PRETAX                 NET INCOME       BASIC NET           NET
                        OPERATING      INCOME                   (LOSS)           INCOME           INCOME         DIVIDENDS
                        INCOME OF     (LOSS) OF      NET     APPLICABLE TO     (LOSS) PER       (LOSS) PER          PER
                        BUSINESS    ENTERTAINMENT   INCOME      COMMON           COMMON           COMMON          COMMON
  QUARTER    REVENUES   SEGMENTS        GROUP       (LOSS)     SHARES(e)     SHARE(e)(f)(g)   SHARE(e)(f)(g)    SHARE(f)(g)
-----------  --------   ---------   -------------   ------   -------------   --------------   --------------   -------------
                                            (MILLIONS, EXCEPT PER SHARE AMOUNTS)
1999(a)

1st(b)       $ 6,091     $  943         $ --        $ 138        $ 120            $ .10           $ .10           $.045

2nd(b)         6,531      1,701           --          593          575              .46             .43            .045

3rd(b)         6,723      1,287           --          369          360              .28             .27            .045

4th(b)         7,988      2,104           --          848          841              .65             .62            .045

Year(b)       27,333      6,035           --        1,948        1,896             1.50            1.42             .18

1998(a)

1st          $ 3,137     $  170         $107        $ (62)       $(144)           $(.12)          $(.12)          $.045

2nd(c)(d)      3,672        384          166          101           23              .02             .02            .045

3rd            3,578        315          164           39          (37)            (.03)           (.03)           .045

4th(c)(d)      4,195        627          (81)          90         (214)            (.17)           (.17)           .045

Year(c)(d)    14,582      1,496          356          168         (372)            (.31)           (.31)            .18


               BASIC       DILUTED         COMMON
              AVERAGE      AVERAGE        STOCK(g)
               COMMON       COMMON     ---------------
  QUARTER    SHARES(g)    SHARES(g)     HIGH     LOW
-----------  ----------   ----------   ------   ------
               (MILLIONS, EXCEPT PER SHARE AMOUNTS)
1999(a)
1st(b)        1,243.1      1,243.1     $72.44   $58.88
2nd(b)        1,249.3      1,403.7      78.25    62.00
3rd(b)        1,288.9      1,397.8      77.31    58.50
4th(b)        1,286.5      1,391.8      72.31    59.63
Year(b)       1,267.0      1,398.3      78.25    58.50
1998(a)
1st           1,156.6      1,156.6     $37.75   $29.06
2nd(c)(d)     1,192.6      1,192.6      44.44    36.06
3rd           1,202.6      1,202.6      50.00    39.00
4th(c)(d)     1,227.2      1,227.2      63.13    37.56
Year(c)(d)    1,194.7      1,194.7      63.13    29.06

---------

 (a) The 1999 quarterly financial information reflects the consolidation of the Entertainment Group, which substantially consists of TWE, retroactive to the beginning of 1999. Time Warner's 1998 historical quarterly financial information has not been changed.

 (b) Time Warner's income per common share in 1999 has been affected by certain significant nonrecurring items. These items consisted of (i) a net pretax gain of approximately $215 million in the first quarter relating to the early termination and settlement of a long-term, home video distribution agreement, (ii) a net pretax gain of approximately $97 million in the fourth quarter in connection with the sale of an interest in CanalSatellite, (iii) a noncash pretax charge of approximately $106 million in the fourth quarter relating to Warner Bros.'s retail stores, (iv) an approximate $115 million pretax gain in the second quarter in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc., (v) gains relating to the sale and exchange of various cable television systems and investments of $771 million in the second quarter, $477 million in the third quarter and $999 million in the fourth quarter, thereby aggregating to $2.247 billion for the year and (vi) an extraordinary loss of $12 million in the third quarter relating to the retirement of debt. The aggregate net effect of these items in 1999 was to increase income per common share by $.10 in the first quarter, $.34 in the second quarter, $.20 in the third quarter and $.45 in the fourth quarter, thereby aggregating to $1.11 per common share for the year.

 (c) Time Warner's income (loss) per common share in 1998 has been affected by certain significant nonrecurring items. These items consisted of gains and losses relating to the sale or exchange of various cable television systems and other investment-related activity and the effect of redeeming Time Warner's Series M Preferred Stock. The aggregate net effect of these items in 1998 was to increase (decrease) income per common share by $.03 in the second quarter of 1998, and $(.28) in the fourth quarter of 1998, thereby aggregating to $(.25) per common share for the year.

 (d) Time Warner's equity in the pretax income (loss) of the Entertainment Group for 1998 includes net gains of approximately $90 million for the year relating to the sale or exchange of certain cable television systems and investments, of which approximately $70 million was recorded in the second quarter of 1998. In addition, Time Warner's equity in the pretax income
     (loss) of the Entertainment Group for the fourth quarter of 1998 includes a charge of approximately $210 million principally to reduce the carrying value of an interest in Primestar.

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

 (g) Previously reported amounts give effect to the two-for-one common stock split that occurred on December 15, 1998.

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

    Time Warner Companies, Inc. ('TW Companies') and Turner Broadcasting System, Inc. ('TBS' and, together with TW Companies, the 'Guarantor Subsidiaries') are wholly owned subsidiaries of Time Warner Inc. ('Time Warner'). Time Warner, TW Companies and TBS have fully and unconditionally, and jointly and severally, guaranteed all of the outstanding publicly traded indebtedness of each other. Set forth below are condensed consolidating financial statements of Time Warner, including each of the Guarantor Subsidiaries, presented for the information of each company's public debtholders. Separate financial statements and other disclosures relating to the Guarantor Subsidiaries have not been presented because management has determined that this information would not be material to such debtholders. The following condensed consolidating financial statements present the results of operations, financial position and cash flows of
(i) Time Warner, TW Companies and TBS (in each case, reflecting investments in its consolidated subsidiaries under the equity method of accounting), (ii) the direct and indirect non-guarantor subsidiaries of Time Warner and (iii) the eliminations necessary to arrive at the information for Time Warner on a consolidated basis. These condensed consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of Time Warner.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                    NON-                          TIME
                                     TIME       TW               GUARANTOR                       WARNER
                                    WARNER   COMPANIES   TBS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    ------   ---------   ---    ------------   ------------   ------------
                                                                  (MILLIONS)
Revenues..........................  $   --    $   --     $868     $26,516        $   (51)       $27,333
                                    ------    ------     ----     -------        -------        -------

Cost of revenues(a)...............      --        --     (362)    (14,629)            51        (14,940)
Selling, general and
  administrative(a)...............      --        --     (228)     (7,285)            --         (7,513)
Amortization of goodwill and other
  intangible assets...............      --        --       --      (1,298)            --         (1,298)
Gain on sale or exchange of cable
  systems and investments.........      --        --       --       2,247             --          2,247
Gain on early termination of video
  distribution agreement..........      --        --       --         215             --            215
Gain on sale of interest in
  CanalSatellite..................      --        --       --          97             --             97
Write-down of retail store
  assets..........................      --        --       --        (106)            --           (106)
                                    ------    ------     ----     -------        -------        -------

Business segment operating
  income..........................      --        --      278       5,757             --          6,035
Equity in pretax income of
  consolidated subsidiaries.......   3,857     4,050      460          --         (8,367)            --
Interest and other, net...........    (266)     (621)    (148)       (772)           (90)        (1,897)
Corporate expenses................     (91)      (57)     (16)       (138)           139           (163)
Minority interest.................      --       (52)      --        (423)            --           (475)
                                    ------    ------     ----     -------        -------        -------

Income before income taxes........   3,500     3,320      574       4,424         (8,318)         3,500
Income taxes......................  (1,540)   (1,445)    (297)     (1,909)         3,651         (1,540)
                                    ------    ------     ----     -------        -------        -------

Income before extraordinary
  item............................   1,960     1,875      277       2,515         (4,667)         1,960
Extraordinary loss on retirement
  of debt, net of tax.............     (12)      (12)      --          --             12            (12)
                                    ------    ------     ----     -------        -------        -------

Net income........................  $1,948    $1,863     $277     $ 2,515        $(4,655)       $ 1,948
                                    ------    ------     ----     -------        -------        -------
                                    ------    ------     ----     -------        -------        -------
---------
(a) Includes depreciation expense
  of:.............................  $   --    $   --     $  9     $ 1,222        $    --        $ 1,231
                                    ------    ------     ----     -------        -------        -------
                                    ------    ------     ----     -------        -------        -------

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                    NON-                          TIME
                                     TIME       TW               GUARANTOR                       WARNER
                                    WARNER   COMPANIES   TBS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    ------   ---------   ---    ------------   ------------   ------------
                                                                  (MILLIONS)
Revenues..........................   $ --     $   --     $720     $13,886        $   (24)       $14,582
                                     ----     ------     ----     -------        -------        -------

Cost of revenues(a)...............     --         --     (303)     (7,223)            24         (7,502)
Selling, general and
  administrative(a)...............     --         --     (211)     (4,591)            --         (4,802)
Amortization of goodwill and other
  intangible assets...............     --         --       --        (800)            --           (800)
Gain on sale or exchange of cable
  systems and investments.........     --         --       --          18             --             18
                                     ----     ------     ----     -------        -------        -------

Business segment operating
  income..........................     --         --      206       1,290             --          1,496
Equity in pretax income of
  consolidated subsidiaries.......    770      1,283      327          --         (2,380)            --
Equity in pretax income of
  Entertainment Group.............     --         --       --         423            (67)           356
Interest and other, net...........    (98)      (704)    (159)       (103)           (64)        (1,128)
Corporate expenses................    (86)       (55)     (16)        (64)           135            (86)
Minority interest.................     --        (52)      --          --             --            (52)
                                     ----     ------     ----     -------        -------        -------

Income before income taxes........    586        472      358       1,546         (2,376)           586
Income taxes......................   (418)      (322)    (212)       (816)         1,350           (418)
                                     ----     ------     ----     -------        -------        -------

Net income........................   $168     $  150     $146     $   730        $(1,026)       $   168
                                     ----     ------     ----     -------        -------        -------
                                     ----     ------     ----     -------        -------        -------
---------
(a) Includes depreciation expense
  of:.............................   $ --     $   --     $  9     $   369        $    --        $   378
                                     ----     ------     ----     -------        -------        -------
                                     ----     ------     ----     -------        -------        -------

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                    NON-                          TIME
                                     TIME       TW               GUARANTOR                       WARNER
                                    WARNER   COMPANIES   TBS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    ------   ---------   ---    ------------   ------------   ------------
                                                             (MILLIONS)
Revenues..........................   $ --     $   --     $523     $12,771        $    --        $13,294
                                     ----     ------     ----     -------        -------        -------

Cost of revenues(a)...............     --         --     (250)     (6,473)            --         (6,723)
Selling, general and
  administrative(a)...............     --         --     (171)     (4,229)            --         (4,400)
Amortization of goodwill and other
  intangible assets...............     --         --       --        (912)            --           (912)
Gain on sale or exchange of cable
  systems and investments.........     --         --       --          12             --             12
                                     ----     ------     ----     -------        -------        -------

Business segment operating
  income..........................     --         --      102       1,169             --          1,271
Equity in pretax income of
  consolidated subsidiaries.......    922      1,729      378          --         (3,029)            --
Equity in pretax income of
  Entertainment Group.............     --         --       --         727            (41)           686
Interest and other, net...........     (9)      (923)    (203)        211            (49)          (973)
Corporate expenses................    (81)       (54)     (12)        (60)           126            (81)
Minority interest.................     --        (71)      --          --             --            (71)
                                     ----     ------     ----     -------        -------        -------

Income before income taxes........    832        681      265       2,047         (2,993)           832
Income taxes......................   (531)      (390)    (175)     (1,032)         1,597           (531)
                                     ----     ------     ----     -------        -------        -------

Income before extraordinary
  item............................    301        291       90       1,015         (1,396)           301
Extraordinary loss on retirement
  of debt, net of tax.............    (55)       (51)      (4)        (51)           106            (55)
                                     ----     ------     ----     -------        -------        -------

Net income........................   $246     $  240     $ 86     $   964        $(1,290)       $   246
                                     ----     ------     ----     -------        -------        -------
                                     ----     ------     ----     -------        -------        -------
---------
(a) Includes depreciation expense
  of:.............................   $ --     $   --     $ 21     $   361        $    --        $   382
                                     ----     ------     ----     -------        -------        -------
                                     ----     ------     ----     -------        -------        -------

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999

                                                                                       NON-                      TIME
                                                     TIME        TW                 GUARANTOR     ELIMINA-      WARNER
                                                    WARNER    COMPANIES    TBS     SUBSIDIARIES    TIONS     CONSOLIDATED
                                                    ------    ---------    ---     ------------    -----     ------------
                                                                               (MILLIONS)
ASSETS
CURRENT ASSETS
Cash and equivalents..............................  $    --    $   366    $   77     $   841      $     --     $ 1,284
Receivables, net..................................       18         27        89       4,797            --       4,931
Inventories.......................................       --         --       125       2,057            --       2,182
Prepaid expenses..................................       12         --         4       1,448            --       1,464
                                                    -------    -------    ------     -------      --------     -------
Total current assets..............................       30        393       295       9,143            --       9,861

Noncurrent inventories............................       --         --       203       3,998            --       4,201
Investments in and amounts due to and from
 consolidated subsidiaries........................   17,212     16,711     9,354          --       (43,277)         --
Other investments.................................      236          7        24       2,562          (733)      2,096
Property, plant and equipment.....................       42         --        47       8,639            --       8,728
Music catalogues, contracts and copyrights........       --         --        --         782            --         782
Cable television and sports franchises............       --         --        --       8,472            --       8,472
Goodwill..........................................       --         --        --      15,458            --      15,458
Other assets......................................       91        103        65       1,382            --       1,641
                                                    -------    -------    ------     -------      --------     -------
Total assets......................................  $17,611    $17,214    $9,988     $50,436      $(44,010)    $51,239
                                                    -------    -------    ------     -------      --------     -------
                                                    -------    -------    ------     -------      --------     -------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable..................................  $    13    $    --    $   25     $ 1,885      $     --     $ 1,923
Participations, royalties and programming costs
 payable..........................................       --         --        35       2,932            --       2,967
Debt due within one year..........................       --         --        --          22            --          22
Other current liabilities.........................      342        190       150       4,114           (38)      4,758
                                                    -------    -------    ------     -------      --------     -------
Total current liabilities.........................      355        190       210       8,953           (38)      9,670

Long-term debt....................................    1,585      6,745       746       9,007            --      18,083
Debt due to affiliates............................       --         --     1,647         158        (1,805)         --
Borrowings against future stock option proceeds...    1,243         --        --          --            --       1,243
Deferred income taxes.............................    4,234      3,978       337       4,314        (8,629)      4,234
Unearned portion of paid subscriptions............       --         --        --         762            --         762
Other liabilities.................................      481         --       130       3,162            --       3,773
Minority interests................................       --         --        --       3,186            --       3,186
TW Companies-obligated mandatorily redeemable
 preferred securities of a subsidiary holding
 solely subordinated debentures of TW Companies...       --         --        --         575            --         575

SHAREHOLDERS' EQUITY
Due from Time Warner and subsidiaries.............       --     (1,997)     (903)     (3,791)        6,691          --
Other shareholders' equity........................    9,713      8,298     7,821      24,110       (40,229)      9,713
                                                    -------    -------    ------     -------      --------     -------
Total shareholders' equity........................    9,713      6,301     6,918      20,319       (33,538)      9,713
                                                    -------    -------    ------     -------      --------     -------
Total liabilities and shareholders' equity........  $17,611    $17,214    $9,988     $50,436      $(44,010)    $51,239
                                                    -------    -------    ------     -------      --------     -------
                                                    -------    -------    ------     -------      --------     -------

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998

                                                                                       NON-                      TIME
                                                     TIME        TW                 GUARANTOR     ELIMINA-      WARNER
                                                    WARNER    COMPANIES    TBS     SUBSIDIARIES    TIONS     CONSOLIDATED
                                                    ------    ---------    ---     ------------    -----     ------------
                                                                               (MILLIONS)
ASSETS
CURRENT ASSETS
Cash and equivalents..............................  $    --    $    66    $   25     $   351      $     --     $   442
Receivables, net..................................       10         56        78       2,750            (9)      2,885
Inventories.......................................       --         --       131         815            --         946
Prepaid expenses..................................       17          5        --       1,166           (12)      1,176
                                                    -------    -------    ------     -------      --------     -------
Total current assets..............................       27        127       234       5,082           (21)      5,449

Noncurrent inventories............................       --         --       156       1,744            --       1,900
Investments in and amounts due to and from
 consolidated subsidiaries........................   15,222     13,745     9,465          --       (38,432)         --
Investments in and amounts due to and from
 Entertainment Group..............................       --        919        --       4,169          (108)      4,980
Other investments.................................      211         15        24       1,194          (650)        794
Property, plant and equipment.....................       55         --        44       1,892            --       1,991
Music catalogues, contracts and copyrights........       --         --        --         876            --         876
Cable television and sports franchises............       --         --        --       2,868            --       2,868
Goodwill..........................................       --         --        --      11,919            --      11,919
Other assets......................................       65        116        59         631            (8)        863
                                                    -------    -------    ------     -------      --------     -------
Total assets......................................  $15,580    $14,922    $9,982     $30,375      $(39,219)    $31,640
                                                    -------    -------    ------     -------      --------     -------
                                                    -------    -------    ------     -------      --------     -------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable..................................  $    20    $    --    $   11     $   965      $     --     $   996
Participations, royalties and programming costs
 payable..........................................       --         --        31       1,168            --       1,199
Debt due within one year..........................       --         --        --          19            --          19
Other current liabilities.........................      308        229       176       1,705           (14)      2,404
                                                    -------    -------    ------     -------      --------     -------
Total current liabilities.........................      328        229       218       3,857           (14)      4,618

Long-term debt....................................    1,584      7,346       747       1,248            --      10,925
Debt due to affiliates............................       --         --     1,647         158        (1,805)         --
Borrowings against future stock option proceeds...      895         --        --          --            --         895
Deferred income taxes.............................    3,491      3,324       246       3,570        (7,140)      3,491
Unearned portion of paid subscriptions............       --         --        --         741            --         741
Other liabilities.................................      430         --       116         997            --       1,543
TW Companies-obligated mandatorily redeemable
 preferred securities of a subsidiary holding
 solely subordinated debentures of TW Companies...       --         --        --         575            --         575

SHAREHOLDERS' EQUITY
Due from Time Warner and subsidiaries.............       --     (2,313)     (479)     (2,317)        5,109          --
Other shareholders' equity........................    8,852      6,336     7,487      21,546       (35,369)      8,852
                                                    -------    -------    ------     -------      --------     -------
Total shareholders' equity........................    8,852      4,023     7,008      19,229       (30,260)      8,852
                                                    -------    -------    ------     -------      --------     -------
Total liabilities and shareholders' equity........  $15,580    $14,922    $9,982     $30,375      $(39,219)    $31,640
                                                    -------    -------    ------     -------      --------     -------
                                                    -------    -------    ------     -------      --------     -------

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                   NON-                      TIME
                                                 TIME        TW                 GUARANTOR     ELIMINA-      WARNER
                                                WARNER    COMPANIES    TBS     SUBSIDIARIES    TIONS     CONSOLIDATED
                                                ------    ---------    ---     ------------    -----     ------------
                                                                           (MILLIONS)
OPERATIONS
Net income....................................  $1,948     $ 1,863    $  277     $ 2,515      $(4,655)     $ 1,948
Adjustments for noncash and nonoperating
 items:
 Extraordinary loss on retirement of debt.....      12          12        --          --          (12)          12
 Depreciation and amortization................      --          --         9       2,520           --        2,529
 Amortization of film costs...................      --          --        --       2,294           --        2,294
 Noncash interest expense.....................      --           4        --          --           --            4
 Gain on sale or exchange of cable systems and
   investments................................      --          --        --      (2,247)          --       (2,247)
 Excess (deficiency) of distributions over
   equity in pretax income of consolidated
   subsidiaries...............................  (1,675)     (1,279)      119          --        2,835           --
 Equity in losses of other investee companies
   after distributions........................      --           4        --         257           83          344
Changes in operating assets and liabilities...    (195)       (145)       85        (125)        (551)        (931)
                                                -------    -------    ------     -------      --------     -------

Cash provided by operations...................      90         459       490       5,214       (2,300)       3,953
                                                -------    -------    ------     -------      --------     -------

INVESTING ACTIVITIES
Consolidation of the Entertainment Group's
 cash and equivalents.........................      --          --        --          87           --           87
Investments and acquisitions..................      --          --        --        (870)          --         (870)
Advances to parents and consolidated
 subsidiaries.................................      --          --        --      (1,558)       1,558           --
Repayment of advances from consolidated
 subsidiaries.................................      --         140        --         232         (372)          --
Capital expenditures..........................      --          --       (14)     (2,217)          --       (2,231)
Investment proceeds...........................      --          --        --       1,084           --        1,084
                                                -------    -------    ------     -------      --------     -------

Cash provided (used) by investing
 activities...................................      --         140       (14)     (3,242)       1,186       (1,930)
                                                -------    -------    ------     -------      --------     -------

FINANCING ACTIVITIES
Borrowings....................................      --         173        --       4,159           --        4,332
Debt repayments...............................      --        (767)       --      (2,982)          --       (3,749)
Change in due to/from parent..................   1,326         316      (424)     (2,332)       1,114           --
Borrowings against future stock option
 proceeds.....................................     348          --        --          --           --          348
Redemption of mandatorily redeemable preferred
 securities of subsidiary.....................      --          --        --        (217)          --         (217)
Repurchases of Time Warner common stock.......  (1,896)         --        --          --           --       (1,896)
Dividends paid................................    (289)         --        --          --           --         (289)
Proceeds received from stock option and
 dividend reinvestment plans..................     421          --        --          --           --          421
Other.........................................      --         (21)       --        (110)          --         (131)
                                                -------    -------    ------     -------      --------     -------

Cash used by financing activities.............     (90)       (299)     (424)     (1,482)       1,114       (1,181)
                                                -------    -------    ------     -------      --------     -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS...      --         300        52         490           --          842
                                                -------    -------    ------     -------      --------     -------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD...      --          66        25         351           --          442
                                                -------    -------    ------     -------      --------     -------

CASH AND EQUIVALENTS AT END OF PERIOD.........  $   --     $   366    $   77     $   841      $    --      $ 1,284
                                                -------    -------    ------     -------      --------     -------
                                                -------    -------    ------     -------      --------     -------

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                                        NON-                      TIME
                                                       TIME        TW                GUARANTOR     ELIMINA-      WARNER
                                                      WARNER    COMPANIES    TBS    SUBSIDIARIES    TIONS     CONSOLIDATED
                                                      ------    ---------    ---    ------------    -----     ------------
                                                                                 (MILLIONS)
OPERATIONS
Net income..........................................  $   168    $   150    $ 146     $   730      $(1,026)     $   168
Adjustments for noncash and nonoperating items:
 Depreciation and amortization......................       --         --        9       1,169           --        1,178
 Amortization of film costs.........................       --         --       --         542           --          542
 Noncash interest expense...........................       --         30       --          --           --           30
 Gain on sale or exchange of cable systems and
   investments......................................       --         --       --         (18)          --          (18)
 Excess (deficiency) of distributions over equity in
   pretax income of consolidated subsidiaries.......    1,767       (666)     374          --       (1,475)          --
 Excess of distributions over equity in pretax
   income of Entertainment Group....................       --         --       --         275           67          342
 Equity in losses of other investee companies after
   distributions....................................       --         --       --          90           57          147
Changes in operating assets and liabilities.........      212      2,869     (426)     (1,062)      (2,137)        (544)
                                                      -------    -------    -----     -------      -------      -------
Cash provided by operations.........................    2,147      2,383      103       1,726       (4,514)       1,845
                                                      -------    -------    -----     -------      -------      -------
INVESTING ACTIVITIES
Investments and acquisitions........................     (213)        --       --          54           --         (159)
Advances to parents and consolidated subsidiaries...       --     (2,716)      --        (263)       2,979           --
Repayment of advances from consolidated
 subsidiaries.......................................       75         --       --          --          (75)          --
Capital expenditures................................       --         --      (12)       (500)          --         (512)
Investment proceeds.................................       --         --       --         569           --          569
Proceeds received from distribution of TWE Senior
 Capital............................................       --         --       --         455           --          455
                                                      -------    -------    -----     -------      -------      -------
Cash provided (used) by investing activities........     (138)    (2,716)     (12)        315        2,904          353
                                                      -------    -------    -----     -------      -------      -------
FINANCING ACTIVITIES
Borrowings..........................................    1,584        498       --       1,661           --        3,743
Debt repayments.....................................       --       (500)     (75)     (1,817)          75       (2,317)
Change in due to/from parent........................      220         43       --      (1,798)       1,535           --
Borrowings against future stock option proceeds.....    1,015         --       --          --           --        1,015
Repayments of borrowings against future stock option
 proceeds...........................................     (653)        --       --          --           --         (653)
Repurchases of Time Warner common stock.............   (2,240)        --       --          --           --       (2,240)
Redemption of Series M Preferred Stock..............   (2,093)        --       --          --           --       (2,093)
Dividends paid......................................     (524)        --       --          --           --         (524)
Proceeds received from stock option and dividend
 reinvestment plans.................................      740         --       --          --           --          740
Other...............................................      (58)       (14)      --          --           --          (72)
                                                      -------    -------    -----     -------      -------      -------
Cash provided (used) by financing activities........   (2,009)        27      (75)     (1,954)       1,610       (2,401)
                                                      -------    -------    -----     -------      -------      -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS.........       --       (306)      16          87           --         (203)
                                                      -------    -------    -----     -------      -------      -------
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.........       --        372        9         264           --          645
                                                      -------    -------    -----     -------      -------      -------
CASH AND EQUIVALENTS AT END OF PERIOD...............  $    --    $    66    $  25     $   351      $    --      $   442
                                                      -------    -------    -----     -------      -------      -------
                                                      -------    -------    -----     -------      -------      -------

                                TIME WARNER INC.
                           SUPPLEMENTARY INFORMATION
          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                        NON-                      TIME
                                                       TIME        TW                GUARANTOR     ELIMINA-      WARNER
                                                      WARNER    COMPANIES    TBS    SUBSIDIARIES    TIONS     CONSOLIDATED
                                                      ------    ---------    ---    ------------    -----     ------------
                                                                                 (MILLIONS)
OPERATIONS
Net income..........................................  $   246    $   240    $  86     $   964      $(1,290)     $   246
Adjustments for noncash and nonoperating items:
 Extraordinary loss on retirement of debt...........       55         51        4          51         (106)          55
 Depreciation and amortization......................       --         --       21       1,273           --        1,294
 Amortization of film costs.........................       --         --       --         379           --          379
 Noncash interest expense...........................       --         95        3          --           --           98
 Gain on sale or exchange of cable systems and
   investments......................................       --         --       --         (12)          --          (12)
 Excess of distributions over equity in pretax
   income of consolidated subsidiaries..............      558         89      119          --         (766)          --
 Deficiency of distributions over equity in pretax
   income of Entertainment Group....................       --         --       --        (248)          41         (207)
 Equity in losses (income) of other investee
   companies after distributions....................       --         --       --          (9)          45           36
Changes in operating assets and liabilities.........      (95)       633       13      (1,035)           3         (481)
                                                      -------    -------    -----     -------      -------      -------
Cash provided by operations.........................      764      1,108      246       1,363       (2,073)       1,408
                                                      -------    -------    -----     -------      -------      -------
INVESTING ACTIVITIES
Investments and acquisitions........................      (19)        --       --         (94)          --         (113)
Advances to parents and consolidated subsidiaries...     (778)      (134)      --        (113)       1,025           --
Repayment of advances from consolidated
 subsidiaries.......................................       41         --       --         385         (426)          --
Capital expenditures................................       --         --      (11)       (563)          --         (574)
Investment proceeds.................................       --         --       --         187           --          187
Proceeds received from distribution of TWE Senior
 Capital............................................       --         --       --         455           --          455
                                                      -------    -------    -----     -------      -------      -------
Cash provided (used) by investing activities........     (756)      (134)     (11)        257          599          (45)
                                                      -------    -------    -----     -------      -------      -------
FINANCING ACTIVITIES
Borrowings..........................................       --      2,443      737       3,104         (871)       5,413
Debt repayments.....................................       --     (1,887)    (963)     (3,544)          --       (6,394)
Change in due to/from parent........................      113     (1,281)      --      (1,177)       2,345           --
Borrowings against future stock option proceeds.....      230         --       --          --           --          230
Repayments of borrowings against future stock option
 proceeds...........................................     (185)        --       --          --           --         (185)
Repurchases of Time Warner common stock.............     (344)        --       --          --           --         (344)
Dividends paid......................................     (338)        --       --          --           --         (338)
Proceeds received from stock option and dividend
 reinvestment plans.................................      454         --       --          --           --          454
Other...............................................       --        (14)      --         (54)          --          (68)
                                                      -------    -------    -----     -------      -------      -------
Cash used by financing activities...................      (70)      (739)    (226)     (1,671)       1,474       (1,232)
                                                      -------    -------    -----     -------      -------      -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS.........      (62)       235        9         (51)          --          131
                                                      -------    -------    -----     -------      -------      -------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.........       62        137       --         315           --          514
                                                      -------    -------    -----     -------      -------      -------
CASH AND EQUIVALENTS AT END OF PERIOD...............  $    --    $   372    $   9     $   264      $    --      $   645
                                                      -------    -------    -----     -------      -------      -------
                                                      -------    -------    -----     -------      -------      -------

                                TIME WARNER INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                   CONSOLIDATION      ADDITIONS
                                                   BALANCE AT         OF THE          CHARGED TO                      BALANCE
                                                   BEGINNING       ENTERTAINMENT      COSTS AND                       AT END
                  DESCRIPTION                     OF PERIOD(a)       GROUP(a)          EXPENSES    DEDUCTIONS        OF PERIOD
                  -----------                     ------------   ------------------    --------    ----------        ---------
                                                                                           (MILLIONS)
1999:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts...............     $  316          $271             $   279      $  (288)(b)       $  578
  Reserves for sales returns and allowances.....        691           235               1,843       (1,665)(c)(d)     1,104
                                                     ------          ----             -------      -------           ------
Total...........................................     $1,007          $506             $ 2,122      $(1,953)          $1,682
                                                     ------          ----             -------      -------           ------
                                                     ------          ----             -------      -------           ------
Reserves deducted from amounts due to publishers
  (accounts payable)
  Allowance for magazine and book returns.......     $ (220)         $ --             $(1,236)     $ 1,262(d)        $ (194)
                                                     ------          ----             -------      -------           ------
                                                     ------          ----             -------      -------           ------

1998:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts...............     $  311          $ --             $   323      $  (318)(b)       $  316
  Reserves for sales returns and allowances.....        680            --               2,490       (2,479)(c)(d)       691
                                                     ------          ----             -------      -------           ------
Total...........................................     $  991          $ --             $ 2,813      $(2,797)          $1,007
                                                     ------          ----             -------      -------           ------
                                                     ------          ----             -------      -------           ------
Reserves deducted from amounts due to publishers
  (accounts payable)
  Allowance for magazine and book returns.......     $ (171)         $ --             $(1,206)     $ 1,157(d)        $ (220)
                                                     ------          ----             -------      -------           ------
                                                     ------          ----             -------      -------           ------

1997:
Reserves deducted from accounts receivable:
  Allowance for doubtful accounts...............     $  236          $ --             $   379      $  (304)(b)       $  311
  Reserves for sales returns and allowances.....        740            --               2,599       (2,659)(c)(d)       680
                                                     ------          ----             -------      -------           ------
Total...........................................     $  976          $ --             $ 2,978      $(2,963)          $  991
                                                     ------          ----             -------      -------           ------
                                                     ------          ----             -------      -------           ------
Reserves deducted from amounts due to publishers
  (accounts payable)
  Allowance for magazine and book returns.......     $ (179)         $ --             $(1,070)     $ 1,078(d)        $ (171)
                                                     ------          ----             -------      -------           ------
                                                     ------          ----             -------      -------           ------

---------

 (a) In 1999, Time Warner consolidated the Entertainment Group, which substantially consists of TWE, retroactive to the beginning of 1999. Time Warner's historical financial information for prior periods have not been changed.

 (b) Represents uncollectible receivables charged against reserve.

 (c) Represents returns or allowances applied against reserve.

 (d) The distribution of magazines and books not owned by Time Warner results in a receivable recorded at the sales price and a corresponding liability to the publisher recorded at the sales price less the distribution commission recognized by Time Warner as revenue. Therefore, it would be misleading to compare magazine and book revenues to the provision charged to the reserve for magazine and book returns that is deducted from accounts receivable without also considering the related offsetting activity in the reserve for magazine and book returns that is deducted from the liability due to the publishers.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

DESCRIPTION OF BUSINESS

    Time Warner Entertainment Company, L.P. ('TWE' or the 'Company') classifies its business interests into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses. TWE also manages the cable properties owned by Time Warner Inc. ('Time Warner') and the combined cable television operations are conducted under the name of Time Warner Cable.

USE OF EBITA

    TWE evaluates operating performance based on several factors, including its primary financial measure of operating income before noncash amortization of intangible assets ('EBITA'). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method. These business combinations include Time Warner's $14 billion acquisition of Warner Communications Inc. in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation in 1992, which created over $10 billion of intangible assets that generally are being amortized over a twenty to forty year period. The exclusion of noncash amortization charges also is consistent with management's belief that TWE's intangible assets, such as cable television franchises, film and television libraries and the goodwill associated with its brands, generally are increasing in value and importance to TWE's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

AT&T-MEDIAONE MERGER

    At the time of this filing, MediaOne Group, Inc. ('MediaOne'), a limited partner in TWE, had agreed to be acquired by AT&T Corp. ('AT&T'). In August 1999, TWE received a notice from MediaOne concerning the termination of its covenant not to compete with TWE. The termination of that covenant is necessary for MediaOne to complete its proposed merger with AT&T. As a result of the termination notice and the operation of the TWE partnership agreement, MediaOne's rights to participate in the management of TWE's businesses terminated immediately and irrevocably. MediaOne retains only certain protective governance rights pertaining to certain limited matters affecting TWE as a whole.

AMERICA ONLINE-TIME WARNER MERGER

    In January 2000, Time Warner and America Online, Inc. ('America Online') announced that they had entered into an agreement to merge (the 'Merger') by forming a new holding company named AOL Time Warner Inc. ('AOL Time Warner'). The Merger will create a leading, fully integrated media and communications company that will combine Time Warner's and TWE's collection of media, entertainment and news brands and its technologically advanced cable infrastructure with America Online's extensive Internet franchises and technology. Management believes that the combined company will be well positioned to expand the use of the Internet in consumers' everyday lives and, accordingly, provide Time Warner's and TWE's content businesses with increased access to consumers through a new and growing distribution medium. Management further believes that the Merger will result in significant new business and other value-creation opportunities,

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

including additional opportunities for e-commerce, growth in subscribers for each company's products and services, and cost and operating efficiencies from cross-promotional and other opportunities.

    As a result of the Merger, the former shareholders of America Online will have an approximate 55% interest in AOL Time Warner and the former shareholders of Time Warner will have an approximate 45% interest in the combined entity, expressed on a fully diluted basis. The Merger is expected to be accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations.

    The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including the approval of the shareholders of each of America Online and Time Warner and all necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

    As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in each period.

    For 1999, the significant, nonrecurring items included (i) net pretax gains in the amount of $2.119 billion relating to the sale or exchange of various cable television systems and investments, (ii) an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, (iii) an approximate $97 million pretax gain recognized in connection with the sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco and
(iv) a one-time, noncash pretax charge of approximately $106 million relating to Warner Bros.'s retail stores.

    For 1998, the significant, nonrecurring items included (i) net pretax gains of approximately $90 million relating to the sale or exchange of various cable television systems and investments and (ii) a pretax charge of approximately $210 million principally to reduce TWE's carrying value of its investment in Primestar, Inc. ('Primestar').

    For 1997, the significant, nonrecurring items included (i) net pretax gains of approximately $200 million relating to the sale or exchange of various cable television systems, (ii) a pretax gain of approximately $250 million relating to the sale of its interest in E! Entertainment Television, Inc.
('E! Entertainment') and (iii) an extraordinary loss of $23 million on the retirement of debt.

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

    In addition to the above significant and nonrecurring items, the comparability of TWE's Cable division results has been affected further by certain 1998 cable-related transactions, as described more fully in Note 2 to the accompanying consolidated financial statements. While these transactions had a significant effect on the comparability of the Cable division's EBITA and operating income, principally due to the deconsolidation of the related operations, they did not have a significant effect on the comparability of TWE's net income.

COST SAVINGS

    Since 1997, together with Time Warner, TWE has been engaged in a company-wide cost management program. The program's purpose is to control costs by identifying more efficient ways of conducting its

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

businesses. As part of these cost savings initiatives, TWE implemented some changes to its pension plans in 1999. As a result of these changes, and when taken together with other changes in actuarial assumptions that include a 100 basis point increase in pension discount rates, TWE expects to reduce its pension expense by approximately $25 million in 2000.

RESULTS OF OPERATIONS

1999 VS. 1998

    EBITA and operating income are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                               EBITA              OPERATING INCOME
                                                         ------------------      ------------------
                                                          1999        1998        1999        1998
                                                         ------      ------      ------      ------
                                                                         (MILLIONS)
Filmed Entertainment-Warner Bros(a)....................  $  787      $  498      $  665      $  369
Broadcasting-The WB Network............................     (92)        (93)        (96)        (96)
Cable Networks-HBO.....................................     527         454         527         454
Cable(b)...............................................   3,517       1,369       3,139         992
Digital Media..........................................      (8)         --          (8)         --
                                                         ------      ------      ------      ------
Total..................................................  $4,731      $2,228      $4,227      $1,719
                                                         ------      ------      ------      ------
                                                         ------      ------      ------      ------

---------

(a) 1999 results include a net pretax gain of $215 million recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, a $97 million pretax gain relating to the sale of an interest in CanalSatellite, offset in part by a one-time, noncash pretax charge of $106 million relating to Warner Bros.'s retail stores.

(b) The comparability of the Cable division's operating results has been affected by certain 1998 cable-related transactions in addition to net pretax gains relating to the sale or exchange of certain cable television systems and investments of $2.119 billion in 1999 and $90 million in 1998.

CONSOLIDATED RESULTS

    TWE had revenues of $13.164 billion and net income of $2.759 billion for the year ended December 31, 1999, compared to revenues of $12.246 billion and net income of $326 million for the year ended December 31, 1998.

    As previously described, the comparability of TWE's operating results for 1999 and 1998 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $2.325 billion of net pretax gains in 1999, compared to $120 million of net pretax losses in 1998.

    TWE's net income increased to $2.759 billion in 1999, compared to $326 million in 1998. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $149 million to $609 million in 1999 from $460 million in 1998. As more fully discussed below, this improvement principally resulted from an overall increase in TWE's business segment operating income, offset in part by higher equity losses from certain investments accounted for under the equity method of accounting.

    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $150 million and $92 million for the years ended December 31, 1999 and 1998, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

BUSINESS SEGMENT RESULTS

    Filmed Entertainment-Warner Bros. Revenues increased to $6.628 billion in 1999, compared to $6.051 billion in 1998. EBITA increased to $787 million in 1999 from $498 million in 1998. Operating income

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

increased to $665 million in 1999 from $369 million in 1998. Revenues benefited from increases in worldwide theatrical, home video and television distribution operations, offset in part by lower revenues from consumer products operations. The increase in worldwide home video revenues primarily resulted from increased sales of DVDs. The operating results in 1999 were affected by various significant, nonrecurring items, including an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, a pretax gain of $97 million recognized in connection with the sale of an interest in CanalSatellite and a one-time, noncash pretax charge of $106 million relating to Warner Bros.'s retail stores. Excluding the effect of these significant nonrecurring items, EBITA and operating income increased principally as a result of improved results from worldwide theatrical, home video and domestic television syndication operations. These improvements were offset in part by lower results from consumer products operations and lower net gains on the sale of other assets.

    The decline in Warner Bros.'s consumer products operations relates, in part, to its retail stores. In the fourth quarter of 1999, Warner Bros. adopted a plan designed to improve the performance of its retail stores. The plan is expected to be executed largely over a three-year period and involves closing certain underperforming stores, transforming other stores into smaller and more efficient stores, and exploiting potential e-commerce opportunities. As a result of this plan, Warner Bros. recorded a one-time, noncash pretax charge of $106 million to reduce the carrying value of certain fixed assets and leasehold improvements used in its retail stores. The charge represented the excess of the carrying value of those assets over the discounted future operating cash flows, adjusted to reflect a shorter recovery period due to planned store closures.

    Broadcasting-The WB Network. Revenues increased to $384 million in 1999, compared to $260 million in 1998. EBITA improved to a loss of $92 million in 1999 from a loss of $93 million in 1998. Operating losses of $96 million were the same in both 1999 and in 1998. Revenues increased principally as a result of one additional night of weekly prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were, and are expected to continue to be, negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The marginal EBITA loss improvement and flat operating losses principally resulted from the fact that significant revenue increases were offset by the combination of higher programming costs associated with the expanded programming schedule and higher start-up costs associated with The WB Network 100+ station group, a distribution alliance for The WB Network in smaller markets.

    Cable Networks-HBO. Revenues increased to $2.169 billion in 1999, compared to $2.052 billion in 1998. EBITA and operating income increased to $527 million in 1999 from $454 million in 1998. Revenues benefited primarily from an increase in subscriptions to 35.7 million from 34.6 million at the end of 1998. EBITA and operating income increased principally due to the revenue gains, increased cost savings, and higher income from Comedy Central, a 50%-owned equity investee.

    Cable. Revenues increased to $4.496 billion in 1999, compared to $4.378 billion in 1998. EBITA increased to $3.517 billion in 1999 from $1.369 billion in 1998. Operating income increased to $3.139 billion in 1999 from $992 million in 1998. These operating results were affected by certain cable-related transactions that occurred in 1998 (the '1998 Cable Transactions') and by net pretax gains of $2.119 billion recognized in 1999 and $90 million in 1998 related to the sale or exchange of various cable television systems and investments. The 1998 Cable Transactions principally resulted in the deconsolidation or transfer of certain operations and are described more fully in Note 2 to the accompanying consolidated financial statements. Excluding the effect of the 1998 Cable Transactions, revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and an increase in revenues from providing Road Runner-branded, high-speed online services. Similarly, excluding the effect of the 1998 Cable Transactions and

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

the one-time gains, EBITA and operating income increased principally as a result of the revenue increases, offset in part by higher programming costs.

    As of December 31, 1999 and 1998, there were 12.6 million subscribers under the management of TWE's Cable division.

    Digital Media. Digital Media operating results reflect start-up costs associated with TWE's digital media businesses, including the November 1999 launch of Entertaindom, TWE's entertainment Web destination. Digital Media had $8 million of operating losses on $1 million of revenues during 1999. Due to the start-up nature of these businesses, losses are expected to continue.

    Interest and Other, Net. Interest and other, net, decreased to $818 million of expense in 1999, compared to $945 million of expense in 1998. Interest expense decreased to $561 million in 1999, compared to $566 million in 1998, principally due to interest savings associated with the Company's 1998 debt reduction efforts. There was other expense, net of $257 million in 1999, compared to $379 million in 1998. This decrease principally related to the absence of an approximate $210 million charge recorded in 1998 to reduce the carrying value of an interest in Primestar, offset in part by higher losses in 1999 from certain investments accounted for under the equity method of accounting.

    Minority Interest. Minority interest expense increased to $427 million in 1999, compared to $284 million in 1998. Minority interest expense increased primarily due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ('TWE-A/N') to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense decreased slightly in 1999 principally due to a higher allocation of losses to a minority partner in The WB Network.

1998 VS. 1997

    EBITA and operating income are as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                  EBITA           OPERATING INCOME
                                                             ---------------      -----------------
                                                              1998     1997        1998      1997
                                                             ------   ------      -------   -------
                                                                           (MILLIONS)
Filmed Entertainment-Warner Bros...........................  $  498   $  387      $  369    $  264
Broadcasting-The WB Network................................     (93)     (88)        (96)      (88)
Cable Networks-HBO.........................................     454      391         454       391
Cable(a)...................................................   1,369    1,184         992       877
                                                             ------   ------      ------    ------
Total......................................................  $2,228   $1,874      $1,719    $1,444
                                                             ------   ------      ------    ------
                                                             ------   ------      ------    ------

---------

(a) The comparability of the Cable division's operating results has been affected by certain 1998 cable-related transactions in addition to net pretax gains relating to the sale or exchange of certain cable television systems and investments of approximately $90 million and $200 million recognized in 1998 and 1997, respectively.

CONSOLIDATED RESULTS

    TWE had revenues of $12.246 billion and net income of $326 million for the year ended December 31, 1998, compared to revenues of $11.318 billion, income of $637 million before an extraordinary loss on the retirement of debt and net income of $614 million for the year ended December 31, 1997.

    As previously described, the comparability of TWE's operating results for 1998 and 1997 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

approximately $120 million of net losses in 1998, compared to approximately $450 million of net gains in 1997. In addition, net income in 1997 included an extraordinary loss on the retirement of debt of $23 million.

    TWE's net income decreased to $326 million in 1998, compared to $614 million in 1997. However, excluding the significant effect of the nonrecurring items referred to above, net income increased by $229 million to $460 million in 1998, compared to $231 million in 1997. As discussed more fully below, this improvement principally resulted from an overall increase in TWE's business segment operating income, including the positive effect of certain cable system transfers in 1998 (the 'TWE-A/N Transfers'), offset in part by an increase in interest expense associated with the TWE-A/N Transfers and higher losses from certain investments accounted for under the equity method of accounting. The TWE-A/N Transfers are described more fully in Note 2 to the accompanying financial statements.

    As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $92 million and $85 million for the years ended December 31, 1998 and 1997, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

BUSINESS SEGMENT RESULTS

    Filmed Entertainment-Warner Bros. Revenues increased to $6.051 billion in 1998, compared to $5.462 billion in 1997. EBITA increased to $498 million in 1998 from $387 million in 1997. Operating income increased to $369 million in 1998 from $264 million in 1997. Revenues benefited from a significant increase in licensing fees from television production and distribution operations, principally relating to the initial off-network domestic syndication availability of Friends and the initial off-network basic cable availability of ER, as well as an increase in revenues from consumer products licensing operations. EBITA and operating income benefited principally from the revenue gains and cost savings, offset in part by lower international syndication sales of library product and lower results from theatrical releases. In addition, EBITA and operating income for each period included certain one-time gains on the sale of assets that were comparable in amount and therefore, did not have any significant effect on operating trends.

    Broadcasting-The WB Network. Revenues were $260 million in 1998, compared to $136 million in 1997. EBITA decreased to a loss of $93 million in 1998 from a loss of $88 million in 1997. Operating losses increased to $96 million in 1998 from $88 million in 1997. Revenues increased as a result of higher advertising sales relating to improved television ratings and the addition of a fourth night of prime-time programming in January 1998 and a fifth night in September 1998. Despite the revenue increase, operating losses increased because of a lower allocation of losses to a minority partner in the network. However, excluding this minority interest effect, operating losses improved principally as a result of the revenue gains, which outweighed higher programming costs associated with the expanded programming schedule.

    Cable Networks-HBO. Revenues increased to $2.052 billion in 1998, compared to $1.923 billion in 1997. EBITA and operating income increased to $454 million in 1998 from $391 million in 1997. Revenues benefited primarily from an increase in subscriptions to 34.6 million from 33.6 million at the end of 1997. EBITA and operating income improved principally as a result of the revenue gains and, to a lesser extent, cost savings and higher income from Comedy Central, a 50%-owned equity investee.

    Cable. Revenues increased to $4.378 billion in 1998, compared to $4.243 billion in 1997. EBITA increased to $1.369 billion in 1998 from $1.184 billion in 1997. Operating income increased to $992 million in 1998 from $877 million in 1997. These operating results were affected by the 1998 Cable Transactions and by net pretax gains of $90 million recognized in 1998 and $200 million in 1997 related to the sale or exchange of various cable television systems and investments. Excluding the effect of the 1998 Cable Transactions, revenues increased principally as a result of an increase in basic cable subscribers, increases in regulated cable rates and

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

an increase in advertising revenues. Similarly, excluding the effect of the 1998 Cable Transactions and the one-time gains, EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher depreciation related to capital spending.

    Interest and Other, Net. Interest and other, net, increased to $945 million of expense in 1998, compared to $326 million of expense in 1997. Interest expense increased to $566 million in 1998, compared to $490 million in 1997 principally due to higher average debt levels associated with the TWE-A/N Transfers. There was other expense, net, of $379 million in 1998, compared to other income of $164 million in 1997, primarily due to lower investment-related income, as well as higher losses associated with TWE's asset securitization program. The significant decrease in investment-related income principally resulted from the absence of an approximate $250 million pretax gain recognized in 1997 in connection with the sale of an interest in E! Entertainment, the inclusion of an approximate $210 million charge recorded in 1998 principally to reduce the carrying value of an interest in Primestar and higher losses in 1998 from certain investments accounted for under the equity method of accounting.

    Minority Interest. Minority interest expense decreased to $284 million in 1998, compared to $324 million in 1997. Minority interest expense decreased primarily due to the allocation of a portion of higher net pretax gains in 1997 relating to the sale or exchange of various cable television systems owned by TWE-A/N to the minority owners of that partnership. Excluding the effect of the gains recognized in each period, minority interest expense for 1998 and 1997 was comparable in amount and did not have any significant effect on operating trends.

FINANCIAL CONDITION AND LIQUIDITY

DECEMBER 31, 1999

1999 FINANCIAL CONDITION

    At December 31, 1999, TWE had $6.7 billion of debt, $517 million of cash and equivalents (net debt of $6.2 billion) and $7.1 billion of partners' capital. This compares to $6.6 billion of debt, $87 million of cash and equivalents (net debt of $6.5 billion), $217 million of preferred stock of a subsidiary, $603 million of Time Warner General Partners' Senior Capital and $5.1 billion of partners' capital at December 31, 1998.

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

REDEMPTION OF REIT PREFERRED STOCK

    In March 1999, a subsidiary of TWE (the 'REIT') redeemed all of its shares of preferred stock ('REIT Preferred Stock') at an aggregate cost of $217 million, which approximated net book value. The redemption was funded with borrowings under TWE's bank credit agreement.

CASH FLOWS

    During 1999, TWE's cash provided by operations amounted to $2.713 billion and reflected $4.731 billion of business segment EBITA, $860 million of noncash depreciation expense, less $2.119 billion of net pretax gains on the sale or exchange of cable television systems and investments, $498 million of interest payments, $132 million of income taxes, $73 million of corporate expenses, $15 million of proceeds repaid under TWE's

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

asset securitization program and $41 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $2.288 billion in 1998 reflected $2.228 billion of business segment EBITA, $927 million of noncash depreciation expense and $166 million of proceeds from TWE's asset securitization program, less $90 million of net pretax gains on the sale or exchange of cable television systems and investments, $537 million of interest payments, $91 million of income taxes, $72 million of corporate expenses and $243 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

    Cash used by investing activities was $605 million in 1999, compared to $745 million in 1998. The decrease principally resulted from the collection of TWE's $400 million loan to Time Warner and lower capital expenditures, offset in part by a $298 million decrease in investment proceeds. Investment proceeds decreased largely relating to the 1998 sale of TWE's remaining interest in Six Flags Entertainment Corporation and the receipt of approximately $650 million of proceeds in 1998 upon the formation of a cable joint venture in Texas, offset in part by the receipt of approximately $280 million of net proceeds in 1999 in connection with an exchange of cable television systems. Capital expenditures decreased to $1.475 billion in 1999, compared to $1.603 billion in 1998.

    Cash used by financing activities was $1.678 billion in 1999, compared to $1.778 million in 1998. The use of cash in 1999 principally resulted from the redemption of REIT Preferred Stock at an aggregate cost of $217 million, the payment of $1.2 billion of capital distributions to Time Warner and $106 million of debt reduction. The use of cash in 1998 principally reflected $1.153 billion of distributions paid to Time Warner and the use of investment proceeds to reduce debt in connection with TWE's 1998 debt reduction efforts.

    Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

    Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will keep the business positioned for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $1.319 billion in 1999, compared to $1.451 billion in 1998. Capital spending by TWE's Cable division for 2000 is budgeted to be approximately $1.674 billion, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and Road Runner-branded high-speed online service. Capital spending is expected to continue to be funded by cable operating cash flow. In exchange for certain flexibility in establishing cable rate pricing structures for regulated services and consistent with Time Warner Cable's long-term strategic plan, Time Warner Cable agreed with the Federal Communications Commission (the 'FCC') in 1996 to invest a total of $4 billion in capital costs in connection with the upgrade of its cable infrastructure. The agreement with the FCC covers all of the cable operations of Time Warner Cable, including the owned or managed cable television systems of TWE, TWE-A/N and Time Warner. As of December 31, 1999, Time Warner Cable had approximately $250 million remaining under this commitment, of which approximately $50 million is expected to be incurred for the upgrade of TWE's and TWE-A/N's owned and managed cable television systems. Management expects to satisfy this commitment by December 31, 2000 when Time Warner Cable's technological upgrade of its cable television systems is scheduled to be completed.

OFF-BALANCE SHEET ASSETS

    As discussed below, TWE believes that the value of certain off-balance sheet assets should be considered, along with other factors discussed elsewhere herein, in evaluating TWE's financial condition and prospects for future results of operations, including its ability to meet its capital and liquidity needs.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

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

    Because TWE normally owns the copyrights to such creative material, it continually generates revenue through the sale of such products across different media and in new and existing markets. The value of film and television-related copyrighted product and trademarks is continually realized by the licensing of films and television series to secondary markets and the licensing of trademarks, such as the Looney Tunes characters and Batman, to the retail industry and other markets. In addition, technological advances, such as the introduction of the home videocassette in the 1980's and, potentially, the current exploitation of DVDs, have historically generated significant revenue opportunities through the repackaging and sale of such copyrighted products in the new technological format. Accordingly, such intangible assets have significant off-balance sheet asset value that is not fully reflected in TWE's consolidated balance sheet.

  Warner Bros. Backlog

    Warner Bros.'s backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $3.033 billion at December 31, 1999 (including amounts relating to TWE's cable television networks of $365 million and $599 million to Time Warner's cable television networks).

    Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are received periodically over the term of the related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. As of December 31, 1999, including cash received under the securitization facility and other advanced payments, approximately $700 million of cash licensing fees had been collected against the backlog. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

FOREIGN CURRENCY RISK MANAGEMENT

    Time Warner uses foreign exchange contracts primarily to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1999, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. TWE is reimbursed by or reimburses Time Warner for Time Warner contract gains

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

and losses related to TWE's foreign currency exposure. Time Warner often closes foreign exchange contracts by purchasing an offsetting purchase contract. At December 31, 1999, Time Warner had contracts for the sale of $843 million and the purchase of $468 million of foreign currencies at fixed rates. Of Time Warner's $375 million net sale contract position, $393 million of the foreign exchange sale contracts and $108 million of the foreign exchange purchase contracts related to TWE's foreign currency exposure, compared to contracts for the sale of $298 million and the purchase of $101 million of foreign currencies at fixed rates at December 31, 1998.

    Based on Time Warner's outstanding foreign exchange contracts related to TWE's exposure at December 31, 1999, each 5% devaluation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1999 would result in approximately $14 million of net unrealized losses on foreign exchange contracts. Conversely, a 5% appreciation of the U.S. dollar as compared to the level of foreign exchange rates for currencies under contract at December 31, 1999 would result in $14 million of net unrealized gains on contracts. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains or losses largely would be offset by corresponding decreases or increases, respectively, in the dollar value of future foreign currency license fee payments that would be received in cash within the ensuing twelve month period from the sale of U.S. copyrighted products abroad.

EURO CONVERSION

    Effective January 1, 1999, the 'euro' was established as a single currency valid in more than two-thirds of the member countries of the European Union. These member countries have a three-year transitional period to physically convert their sovereign currencies to the euro. By July 1, 2002, all participating member countries must eliminate their currencies and replace their legal tender with euro-denominated bills and coins. Notwithstanding this transitional period, many commercial transactions are expected to become euro-denominated well before the July 2002 deadline. Accordingly, TWE continues to evaluate the short-term and long-term effects of the euro conversion on its European operations, principally filmed entertainment.

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

YEAR 2000 TECHNOLOGY PREPAREDNESS

    TWE, like most large companies, depends on many different computer systems and other chip-based devices for the continuing conduct of its business. TWE took various precautions related to the fact that many older computer programs, computer hardware and chip-based devices might have failed to recognize dates beginning on January 1, 2000 as being valid dates, and as a result might have failed to operate or might have operated improperly as such dates were introduced.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

    During 1999, TWE completed its efforts to minimize the risk of disruption related to Year 2000 issues. This program was described in TWE's reports filed with the Securities and Exchange Commission (the 'SEC'). To date, TWE has experienced few problems related to Year 2000 compliance, and the problems that have been identified have been addressed. TWE is not aware of any remaining significant problems related to Year 2000 issues but is continuing to monitor the status of suppliers, vendors and other entities with which it does business.

    Through the end of 1999, TWE, as a whole, incurred approximately $60 million related to its Year 2000 remediation program, which started in 1996. These expenditures were funded from the Company's operating cash flow. TWE anticipates that its remediation program, and related expenditures, may continue into 2001 as temporary solutions to Year 2000 problems are replaced with upgraded equipment. Future expenditures are not expected to be significant.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

    The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as 'anticipate,' 'estimate,' 'expects,' 'projects,' 'intends,' 'plans,' 'believes' and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations of future events. As with any projection or forecast, they are inherently susceptible to changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements, whether as a result of such changes, new information, future events or otherwise.

    TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political, social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings with the SEC and:

   - For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as 'digital must-carry' or common carrier requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable and high-speed on-line services or telephony over cable or video on demand) to function properly, to appeal to enough consumers or to be available at reasonable prices and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


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

   - For TWE's digital media businesses, their ability to locate and invest in profitable businesses, to develop products and services that are attractive, accessible and commercially viable in terms of content, technology and cost; their ability to manage costs and generate revenues; aggressive competition from existing and developing technologies and products; the resolution of issues concerning commercial activities via the Internet; including security, reliability, cost, ease of use and access; and the possibility of increased government regulation of new media services.

    In addition, TWE's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, consequences of the euro conversion and changes in TWE's plans, strategies and intentions.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,
                                   (MILLIONS)

                                                               1999         1998
                                                              -------      -------
ASSETS
CURRENT ASSETS
Cash and equivalents........................................  $   517      $    87
Receivables, including $1.354 billion and $765 million due
 from Time Warner, less allowances of $668 and $506
 million....................................................    3,328        2,618
Inventories.................................................    1,220        1,312
Prepaid expenses............................................      246          166
                                                              -------      -------
Total current assets........................................    5,311        4,183

Noncurrent inventories......................................    2,274        2,327
Loan receivable from Time Warner............................       --          400
Investments.................................................      774          886
Property, plant and equipment...............................    6,488        6,041
Cable television franchises.................................    5,464        3,773
Goodwill....................................................    3,731        3,854
Other assets................................................      801          766
                                                              -------      -------
Total assets................................................  $24,843      $22,230
                                                              -------      -------
                                                              -------      -------

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable............................................  $ 1,791      $ 1,473
Participations and programming costs payable................    1,717        1,515
Debt due within one year....................................        6            6
Other current liabilities, including $893 and $370 million
 due to Time Warner.........................................    2,209        1,942
                                                              -------      -------
Total current liabilities...................................    5,723        4,936

Long-term debt..............................................    6,655        6,578
Other long-term liabilities, including $1.292 and $1.130
 billion due to Time Warner.................................    3,501        3,267
Minority interests..........................................    1,815        1,522
Preferred stock of subsidiary holding solely a mortgage note
 of its parent..............................................       --          217
Time Warner General Partners' Senior Capital................       --          603

PARTNERS' CAPITAL
Contributed capital.........................................    7,338        7,341
Partnership deficit.........................................     (189)      (2,234)
                                                              -------      -------
Total partners' capital.....................................    7,149        5,107
                                                              -------      -------
Total liabilities and partners' capital.....................  $24,843      $22,230
                                                              -------      -------
                                                              -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                               1999         1998         1997
                                                              -------      -------      -------
Revenues(a).................................................  $13,164      $12,246      $11,318
                                                              -------      -------      -------

Cost of revenues(a)(b)......................................   (8,377)      (7,842)      (7,234)
Selling, general and administrative(a)(b)...................   (2,381)      (2,266)      (2,410)
Amortization of goodwill and other intangible assets........     (504)        (509)        (430)
Gain on sale or exchange of cable systems and
 investments(a).............................................    2,119           90          200
Gain on early termination of video distribution agreement...      215           --           --
Gain on sale of interest in CanalSatellite..................       97           --           --
Write-down of retail store assets...........................     (106)          --           --
                                                              -------      -------      -------

Business segment operating income...........................    4,227        1,719        1,444
Interest and other, net(a)..................................     (818)        (945)        (326)
Corporate services(a).......................................      (73)         (72)         (72)
Minority interest...........................................     (427)        (284)        (324)
                                                              -------      -------      -------

Income before income taxes..................................    2,909          418          722
Income taxes................................................     (150)         (92)         (85)
                                                              -------      -------      -------

Income before extraordinary item............................    2,759          326          637
Extraordinary loss on retirement of debt....................       --           --          (23)
                                                              -------      -------      -------

Net income..................................................  $ 2,759      $   326      $   614
                                                              -------      -------      -------
                                                              -------      -------      -------

---------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

   Revenues.................................................  $   564      $   695      $   431
   Cost of revenues.........................................     (266)        (220)        (167)
   Selling, general and administrative......................      (55)         (26)          18
   Gain on sale or exchange of cable systems and
    investments.............................................      308           --           --
   Interest and other, net..................................       20            6           30
   Corporate expenses.......................................      (73)         (72)         (72)

(b) Includes depreciation expense of:.......................  $   860      $   927      $   940
                                                              -------      -------      -------
                                                              -------      -------      -------

See accompanying notes.
                                      F-94

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (MILLIONS)

                                                               1999         1998         1997
                                                              -------      -------      -------
OPERATIONS
Net income..................................................  $ 2,759      $   326      $   614
Adjustments for noncash and nonoperating items:
   Extraordinary loss on retirement of debt.................       --           --           23
   Depreciation and amortization............................    1,364        1,436        1,370
   Amortization of film costs...............................    1,897        1,936        1,833
   Gain on sale or exchange of cable systems and
    investments.............................................   (2,119)         (90)        (200)
   Equity in losses of investee companies after
    distributions...........................................      157          149           57
Changes in operating assets and liabilities:
   Receivables..............................................     (707)        (825)        (273)
   Inventories..............................................   (1,805)      (2,174)      (1,947)
   Accounts payable and other liabilities...................      798        1,178          393
   Other balance sheet changes..............................      369          352          (36)
                                                              -------      -------      -------

Cash provided by operations.................................    2,713        2,288        1,834
                                                              -------      -------      -------

INVESTING ACTIVITIES
Investments and acquisitions................................     (478)        (388)        (172)
Capital expenditures........................................   (1,475)      (1,603)      (1,565)
Investment proceeds.........................................      948        1,246          485
Collection of loan to Time Warner...........................      400           --           --
                                                              -------      -------      -------

Cash used by investing activities...........................     (605)        (745)      (1,252)
                                                              -------      -------      -------

FINANCING ACTIVITIES
Borrowings..................................................    2,658        1,514        3,400
Debt repayments.............................................   (2,764)      (1,898)      (3,085)
Issuance of preferred stock of subsidiary...................       --           --          243
Redemption of preferred stock of subsidiary.................     (217)          --           --
Capital distributions.......................................   (1,200)      (1,153)        (934)
Other.......................................................     (155)        (241)        (100)
                                                              -------      -------      -------

Cash used by financing activities...........................   (1,678)      (1,778)        (476)
                                                              -------      -------      -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................      430         (235)         106

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................       87          322          216
                                                              -------      -------      -------

CASH AND EQUIVALENTS AT END OF PERIOD.......................  $   517      $    87      $   322
                                                              -------      -------      -------
                                                              -------      -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (MILLIONS)

                                                              TIME WARNER             PARTNERS' CAPITAL
                                                                GENERAL     -------------------------------------
                                                               PARTNERS'                  PARTNERSHIP     TOTAL
                                                                SENIOR      CONTRIBUTED    EARNINGS     PARTNERS'
                                                                CAPITAL       CAPITAL      (DEFICIT)     CAPITAL
                                                              -----------   -----------   -----------   ---------
BALANCE AT DECEMBER 31, 1996................................    $1,543        $7,537        $  (963)     $ 6,574

Net income..................................................                                    614          614
Foreign currency translation adjustments....................                                    (29)         (29)
Unrealized gains on securities..............................                                      7            7
                                                                                            -------      -------
   Comprehensive income.....................................                                    592          592

Stock option, tax-related and Senior Capital
 distributions..............................................      (535)                        (723)        (723)
Allocation of income to Time Warner General Partners' Senior
 Capital....................................................       110                         (110)        (110)
                                                                ------        ------        -------      -------
BALANCE AT DECEMBER 31, 1997................................     1,118         7,537         (1,204)       6,333

Net income..................................................                                    326          326
Foreign currency translation adjustments....................                                     (1)          (1)
Unrealized gains on securities..............................                                      2            2
Realized and unrealized losses on derivative financial
 instruments................................................                                     (6)          (6)
                                                                                            -------      -------
   Comprehensive income.....................................                                    321          321

Stock option, tax-related and Senior Capital
 distributions..............................................      (579)                      (1,287)      (1,287)
Distribution of Time Warner Telecom interests...............                    (191)                       (191)
Allocation of income to Time Warner General Partners' Senior
 Capital....................................................        64                          (64)         (64)
Other.......................................................                      (5)                         (5)
                                                                ------        ------        -------      -------
BALANCE AT DECEMBER 31, 1998................................       603         7,341         (2,234)       5,107

Net income..................................................                                  2,759        2,759
Foreign currency translation adjustments....................                                      1            1
Unrealized gains on securities..............................                                     39           39
Realized and unrealized gains on derivative financial
 instruments................................................                                      5            5
                                                                                            -------      -------
   Comprehensive income.....................................                                  2,804        2,804

Stock option, tax-related and Senior Capital
 distributions..............................................      (627)                        (735)        (735)
Allocation of income to Time Warner General Partners' Senior
 Capital....................................................        24                          (24)         (24)
Other.......................................................                      (3)                         (3)
                                                                ------        ------        -------      -------
BALANCE AT DECEMBER 31, 1999................................    $   --        $7,338        $  (189)     $ 7,149
                                                                ------        ------        -------      -------
                                                                ------        ------        -------      -------

See accompanying notes.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Time Warner Entertainment Company, L.P., a Delaware limited partnership ('TWE'), classifies its business interests into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses.

    Each of the business interests within Cable Networks, Filmed Entertainment, Cable and Digital Media is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) HBO and Cinemax, the leading pay-television services, (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.'s collection of children's cartoons and television programming, (4) Time Warner Cable, currently the largest operator of cable television systems in the U.S. and (5) Internet websites, such as Entertaindom.com.

    Financial information for TWE's various business segments is presented herein as an indication of financial performance (Note 13). Except for start-up losses incurred in connection with The WB Network and Digital Media, TWE's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Inc.'s ('Time Warner') $14 billion acquisition of Warner Communications Inc. ('WCI') in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ('ATC') in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's business segments amounted to $504 million in 1999, $509 million in 1998 and $430 million in 1997.

    Certain of Time Warner's wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ('Series A Capital') and residual equity capital ('Residual Capital'), and 100% of the junior priority capital ('Series B Capital'). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ('MediaOne'). Certain of Time Warner's subsidiaries are the general partners of TWE ('Time Warner General Partners').

BASIS OF CONSOLIDATION AND ACCOUNTING FOR INVESTMENTS

    The consolidated financial statements include 100% of the assets, liabilities, revenues, expenses, income, loss and cash flows of TWE and all companies in which TWE has a controlling voting interest ('subsidiaries'), as if TWE and its subsidiaries were a single company. Significant intercompany accounts and transactions between the consolidated companies have been eliminated. Significant accounts and transactions between TWE and its partners and affiliates are disclosed as related party transactions (Note 15).

    Investments in companies in which TWE has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Under the equity method, only TWE's investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only TWE's share of the investee's earnings is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, less any additional cash investments, loan repayments or other cash paid to the investee, are included in the consolidated cash flows.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Investments in companies in which TWE does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investments are publicly traded and there are no resale restrictions greater than one year. If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported as a component of accumulated other comprehensive income (loss) in partners' capital until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market-value and cost-method investments are included in income when declared.

    The effect of any changes in TWE's ownership interests resulting from the issuance of capital by consolidated subsidiaries or equity investees to unaffiliated parties is included in income.

FOREIGN CURRENCY TRANSLATION

    The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses, which have not been material, are included as a component of accumulated other comprehensive income (loss) in partners' capital.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

    Significant estimates inherent in the preparation of the accompanying consolidated financial statements include management's forecast of anticipated revenues and cash flows from investments and the distribution of theatrical and television product in order to evaluate the ultimate recoverability of accounts receivable, film inventory and investments recorded as assets in the consolidated balance sheet. Accounts receivable and sales of home video product in the filmed entertainment industry are subject to customers' rights to return unsold items. Management periodically reviews such estimates and it is reasonably possible that management's assessment of recoverability of accounts receivable, individual films and television product, and investments may change based on actual results and other factors.

REVENUES AND COSTS

  Cable and Cable Networks

    A significant portion of cable system and cable programming revenues are derived from subscriber fees. Subscriber fees are recorded as revenue in the period the service is provided. The costs of rights to exhibit feature films and other programming on pay cable services during one or more availability periods ('programming costs') generally are recorded when the programming is initially available for exhibition, and are allocated to the appropriate availability periods and amortized as the programming is exhibited.

  Digital Media

    Digital media revenues primarily are derived from advertising and e-commerce activities. Advertising revenues are recognized in the period that the advertisements are exhibited. Revenues from e-commerce activities are recognized when the products are sold.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Filmed Entertainment

    Feature films are produced or acquired for initial exhibition in theaters followed by distribution in the home video, pay cable, basic cable, broadcast network and syndicated television markets. Generally, distribution to the theatrical, home video and pay cable markets (the primary markets) is completed principally within eighteen months of initial release. Thereafter, feature films are distributed to the basic cable, broadcast network and syndicated television markets (the secondary markets). Theatrical revenues are recognized as the films are exhibited. Home video revenues, less a provision for returns, are recognized when the home videos are sold. Revenues from the distribution of theatrical product to cable, broadcast network and syndicated television markets are recognized when the films are available to telecast.

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

    License agreements for the telecast of theatrical and television product in the cable, broadcast network and syndicated television markets are routinely entered into well in advance of their available date for telecast, which is generally determined by the telecast privileges granted under previous license agreements. Accordingly, there are significant contractual rights to receive cash and barter under these licensing agreements. For cash contracts, the related revenues will not be recognized until such product is available for telecast under the contractual terms of the related license agreement. For barter contracts, the related revenues will not be recognized until the product is available for telecast and the advertising spots received under such contracts are either used or sold to third parties. All of these contractual rights for which revenue is not yet recognizable is referred to as 'backlog.' Excluding advertising barter contracts, Warner Bros.' backlog amounted to $3.033 billion at December 31, 1999 (including amounts relating to the licensing of film product to TWE's cable television networks of $365 million and $599 million to Time Warner's cable television networks).

    Inventories of theatrical and television product are stated at the lower of unamortized cost or net realizable value. Cost principally consists of direct production costs and production overhead. A portion of the cost to acquire WCI in 1989 was allocated to its theatrical and television product, including an allocation to product that had been exhibited at least once in all markets ('Library'). Library product is amortized on a straight-line basis over twenty years. Individual films and series are amortized, and the related participations and residuals are accrued, based on the proportion that current revenues from the film or series bear to an estimate of total revenues anticipated from all markets. These estimates are revised periodically and losses, if any, are provided in full. Current film inventories generally include the unamortized cost of completed feature films allocated to the primary markets, television films and series in production pursuant to a contract of sale, film rights acquired for the home video market and advances pursuant to agreements to distribute third-party films in the primary markets. Noncurrent film inventories generally include the unamortized cost of completed theatrical and television films allocated to the secondary markets, theatrical films in production and the Library.

  Proposed Changes to Film Accounting Standards

    In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ('AcSEC') issued an exposure draft of a proposed Statement of Position, 'Accounting by Producers and Distributors of Films' (the 'SOP'). The proposed rules would establish new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs.

    AcSEC currently is in the process of finalizing these proposed rules. Based on AcSEC's conclusions reached as of the end of 1999, the SOP would require that advertising costs for theatrical and television product

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

be expensed as incurred. This compares to TWE's existing policy of capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, the SOP would require development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which currently is required under the existing accounting model. The SOP would also require all film costs to be classified in the balance sheet as a noncurrent asset. The proposed SOP's provisions in other areas, such as revenue recognition, generally are consistent with TWE's existing accounting policies.

    At the time that TWE adopts the final provisions of the SOP, it expects to record a one-time, noncash pretax charge of approximately $525 to $550 million primarily to reduce the carrying value of its film inventory. This charge will be reflected as a cumulative effect of a change in accounting principle.

    The provisions of the SOP are still being deliberated by AcSEC and could change prior to the issuance of a final standard, which is expected to occur by the end of the second quarter of 2000. The SOP is expected to be effective for calendar-year companies on January 1, 2001, with early application encouraged. TWE expects to adopt the provisions of the SOP upon issuance.

  Revenue Classification Changes

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements'
('SAB 101'), which will be effective for TWE in the second quarter of 2000.
SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. While TWE's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules are expected to result in some changes as to how the filmed entertainment industry classifies its revenues, particularly relating to distribution arrangements for third-party and co-financed joint venture product. As a result, TWE is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements. It is expected that both annual revenues and costs in TWE's filmed entertainment business will be reduced by an equal amount of approximately $1.5 to $2 billion as a result of these classification changes. However, other aspects of SAB 101 are not expected to have a significant effect on TWE's consolidated financial statements.

ADVERTISING

    Through 1999, in accordance with Financial Accounting Standards Board ('FASB') Statement No. 53, 'Financial Reporting by Producers and Distributors of Motion Picture Films,' advertising costs for theatrical and television product have been capitalized and amortized over the related revenue streams in each market that such costs are intended to benefit, which generally does not exceed three months. Other advertising costs are expensed upon the first exhibition of the advertisement. Advertising expense, excluding theatrical and television product, amounted to $288 million in 1999, $284 million in 1998 and $288 million in 1997.

CASH AND EQUIVALENTS

    Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

FINANCIAL INSTRUMENTS

    Effective July 1, 1998, TWE adopted FASB Statement No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('FAS 133'). FAS 133 requires that all derivative financial instruments that qualify for hedge accounting, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

instruments are either recognized periodically in income or partners' capital (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on TWE's financial statements.

    The carrying value of TWE's financial instruments approximates fair value, except for differences with respect to long-term, fixed-rate debt (Note 6) and certain differences relating to cost method investments and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, fair value is based using present value or other valuation techniques.

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

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                                 (MILLIONS)
Land and buildings..........................................  $   545   $   797
Cable television equipment..................................    7,613     6,612
Furniture, fixtures and other equipment.....................    2,407     2,313
                                                              -------   -------
                                                               10,565     9,722
    Less accumulated depreciation...........................   (4,077)   (3,681)
                                                              -------   -------
Total.......................................................  $ 6,488   $ 6,041
                                                              -------   -------
                                                              -------   -------

INTANGIBLE ASSETS

    As a creator and distributor of branded information and entertainment copyrights, TWE has a significant and growing number of intangible assets, including goodwill, cable television franchises, film and television libraries and other copyrighted products and trademarks. In accordance with generally accepted accounting principles, TWE does not recognize the fair value of internally generated intangible assets. Costs incurred to create and produce copyrighted product, such as feature films and television series, generally are either expensed as incurred, or capitalized as tangible assets, as in the case of cash advances and inventoriable product costs. However, accounting recognition is not given to any increasing asset value that may be associated with the collection of the underlying copyrighted material. Additionally, costs incurred to create or extend brands, such as the start-up of The WB Network, generally result in losses over an extended development period and are recognized as a reduction of income as incurred, while any corresponding brand value created is not recognized as an intangible asset in the consolidated balance sheet. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheet do not reflect the fair value of TWE's internally generated intangible assets, but rather are limited to intangible assets resulting from certain acquisitions in which the cost of the acquired companies exceeded the fair value of their tangible assets at the time of acquisition.

    TWE amortizes goodwill over periods up to forty years using the straight-line method. Cable television franchises, film and television libraries and other intangible assets are amortized over periods up to twenty years using the straight-line method. Amortization of intangible assets amounted to $504 million in 1999, $509

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

million in 1998 and $430 million in 1997. Accumulated amortization of intangible assets at December 31, 1999 and 1998 amounted to $3.942 billion and $3.505 billion, respectively.

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

STOCK OPTIONS

    Time Warner has various stock option plans under which it may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. In accordance with Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB 25'), compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees of TWE equals or exceeds the fair market value of Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by Time Warner, nor charged to TWE.

COMPREHENSIVE INCOME

    In accordance with FASB Statement No. 130, 'Reporting Comprehensive Income,' TWE reports comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting partners' capital that, under generally accepted accounting principles, are excluded from net income. For TWE, such items consist primarily of unrealized gains and losses on marketable equity investments and foreign currency translation gains and losses.

    The following summary sets forth the components of other comprehensive income (loss) accumulated in partners' capital:

                                         FOREIGN                      DERIVATIVE      ACCUMULATED
                                         CURRENCY      UNREALIZED     FINANCIAL          OTHER
                                       TRANSLATION      GAINS ON      INSTRUMENT     COMPREHENSIVE
                                      GAINS (LOSSES)   SECURITIES   GAINS (LOSSES)   INCOME (LOSS)
                                      --------------   ----------   --------------   -------------
                                                               (MILLIONS)
Balance at December 31, 1998........       $(43)          $ 9            $(6)            $(40)
1999 activity.......................          1            39              5               45
                                           ----           ---            ---             ----
Balance at December 31, 1999........       $(42)          $48            $(1)            $  5
                                           ----           ---            ---             ----
                                           ----           ---            ---             ----

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' financial statements to conform to the 1999 presentation.

2.  CABLE TRANSACTIONS

    In addition to continuing to use cable operating cash flow to finance the level of capital spending necessary to upgrade the technological capability of cable television systems and develop new services, Time Warner, TWE and the TWE-Advance/Newhouse Partnership ('TWE-A/N') completed a series of transactions in 1999 and 1998. These transactions, which related to the cable television business and related ancillary businesses, enhanced Time Warner Cable's geographic clustering of cable television properties or reduced existing debt and/or Time Warner Cable's share of future funding requirements for such businesses. These transactions are discussed more fully below.

GAIN ON SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS AND INVESTMENTS

    During the past three years, largely in an effort to enhance its geographic clustering of cable television properties, TWE sold or exchanged various cable television systems and investments. The 1999 transactions included a number of transactions generally involving large exchanges of cable television systems. In these transactions, Time Warner Cable exchanged cable television systems serving approximately (i) 575,000 subscribers for other cable television systems of comparable size owned by TCI Communications, Inc. ('TCI'), a subsidiary of AT&T Corp. (the 'TCI Cable Trades') and (ii) 314,000 subscribers for other cable television systems of comparable size owned by MediaOne. In addition, in 1999, Time Warner Cable obtained sole control of certain partnerships previously held with Fanch Communications, retaining cable television systems serving approximately 158,000 subscribers and approximately $280 million of net cash proceeds, in exchange for its interests in other cable television systems formerly owned by such partnerships. The systems acquired by Time Warner Cable were accounted for under the purchase method of accounting for business combinations. As such, the net assets received were recorded at fair value based on the negotiated terms of the transactions. In connection with these and other transactions, the operating results of TWE include net pretax gains of $2.119 billion in 1999, $90 million in 1998 and $200 million in 1997.

TIME WARNER TELECOM REORGANIZATION

    In July 1998, in an effort to combine their Time Warner Telecom operations into a single entity that is intended to be self-financing, Time Warner, TWE and TWE-A/N completed a reorganization of their Time Warner Telecom operations (the 'Time Warner Telecom Reorganization'), whereby (i) those operations conducted by Time Warner, TWE and TWE-A/N were each contributed to a new holding company named Time Warner Telecom LLC ('Time Warner Telecom'), and then (ii) TWE's and TWE-A/N's interests in Time Warner Telecom were distributed to their partners, Time Warner, MediaOne and the Advance/Newhouse Partnership ('Advance/Newhouse'), a limited partner in TWE-A/N. Time Warner Telecom is an integrated communications provider in selected metropolitan areas across the United States where it offers a wide range of telephony and data services to business customers. As a result of the Time Warner Telecom Reorganization, TWE and TWE-A/N do not have continuing equity interests in the Time Warner Telecom operations. TWE and TWE-A/N recorded the distribution of their Time Warner Telecom operations to their respective partners based on the $242 million historical cost of the net assets, of which $191 million was recorded as a reduction in partners' capital and $51 million was recorded as a reduction in minority interest in TWE's consolidated balance sheet.

PRIMESTAR

    In April 1998, TWE and Advance/Newhouse transferred the direct broadcast satellite operations conducted by TWE and TWE-A/N (the 'DBS Operations') and the 31% partnership interest in Primestar Partners, L.P. held by TWE-A/N ('Primestar Partners' and collectively, the 'Primestar Assets') to Primestar, Inc.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

('Primestar'), a separate holding company. As a result of that transfer and similar transfers by the other previously existing partners of Primestar Partners, Primestar Partners became an indirect wholly owned subsidiary of Primestar. In exchange for contributing its interests in the Primestar Assets, TWE received approximately 48 million shares of Primestar common stock (representing an approximate 24% equity interest) and realized approximately $240 million of debt reduction. As a result of this transaction, effective as of April 1, 1998, TWE deconsolidated the DBS Operations and the 24% equity interest in Primestar received in the transaction is being accounted for under the equity method of accounting. This transaction is referred to as the 'Primestar Roll-up Transaction.'

    In the fourth quarter of 1998, TWE recorded a charge of approximately $210 million principally to reduce the carrying value of its interest in Primestar. This charge reflected a significant decline in the fair value of Primestar during that quarter. The decline in Primestar's value was confirmed by the sale of its operations and assets to DirecTV, a competitor of Primestar owned by Hughes Electronics Corp., which occurred during the first half of 1999.

    As a result of the sale to DirecTV, Primestar began to wind down its operations during 1999. TWE recognized its share of Primestar's 1999 losses under the equity method of accounting. As of December 31, 1999, Primestar has substantially completed the wind down of its operations. As such, future wind-down losses are not expected to be material to TWE's operating results.

    The foregoing losses are included in interest and other, net in TWE's 1999 consolidated statement of operations.

TCI CABLE TRANSACTIONS

    During 1999 and 1998, Time Warner, TWE, TWE-A/N and TCI completed a number of significant cable-related transactions. These transactions consisted of (i) the formation in December 1998 of a cable television joint venture in Texas (the 'Texas Cable Joint Venture') that is managed by Time Warner Cable, (ii) the expansion in August 1998 of an existing joint venture in Kansas City, which is managed by Time Warner Cable, through the contribution by TCI of a contiguous cable television system serving approximately 95,000 subscribers, subject to approximately $200 million of debt and (iii) the TCI Cable Trades in 1999, as previously discussed above. The Kansas City joint venture is being accounted for under the equity method of accounting.

    The Texas Cable Joint Venture is a 50-50 cable television joint venture between TWE-A/N and TCI. TWE-A/N contributed cable television systems serving approximately 545,000 subscribers, subject to approximately $650 million of debt. TCI contributed cable television systems serving approximately 565,000 subscribers, subject to approximately $650 million of debt. TWE-A/N did not recognize a gain or loss on the transaction and the initial investment in the Texas Cable Joint Venture was recorded based on the historical cost basis of the contributed net assets. The Texas Cable Joint Venture is being accounted for under the equity method of accounting.

    As a result of the formation of the Texas Cable Joint Venture, the combined debt of TWE and TWE-A/N was reduced by approximately $650 million. Also, as a result of the Texas and Kansas City transactions, TWE benefited from the geographic clustering of cable television systems and the number of subscribers under the management of Time Warner Cable was increased by approximately 660,000 subscribers.

ROAD RUNNER JOINT VENTURE

    In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ('Microsoft') and Compaq Computer Corp. ('Compaq') formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses (the 'Road Runner Joint Venture'). In exchange for contributing these operations, Time Warner received a common equity interest in the Road Runner Joint Venture
                                     F-104

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

of 10.7%, TWE received a 25% interest, TWE-A/N received a 32.9% interest and MediaOne received a 31.4% interest. In exchange for Microsoft and Compaq contributing $425 million of cash to the Road Runner Joint Venture, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest (the 'Preferred Equity Interests'). Accordingly, on a fully diluted basis, the Road Runner Joint Venture is owned 8.6% by Time Warner, 20% by TWE, 26.3% by TWE-A/N, 25.1% by MediaOne, 10% by Microsoft and 10% by Compaq. No gain or loss was recognized on the transaction. As such, each of TWE's and TWE-A/N's initial interest in the Road Runner Joint Venture was recorded based on the historical cost basis of the contributed net assets. In addition, each of TWE's and TWE-A/N's interest in the Road Runner Joint Venture is being accounted for under the equity method of accounting.

    If the Road Runner Joint Venture does not successfully complete a public offering of its common stock by December 31, 2001, Microsoft and Compaq may put their Preferred Equity Interests back to the venture at an independently determined fair value, plus any accrued and unpaid dividends at a rate of 6% per annum. Microsoft and Compaq also have the right to put their Preferred Equity Interests back to the venture upon the occurrence of certain early termination events, as set forth in the partnership agreement. If these termination rights are triggered and exercised, the put price paid to Microsoft and Compaq will equal the amount of their original investment plus a cumulative annual preferred return of 15%.

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

TWE-A/N TRANSFERS

    As of December 31, 1999, TWE-A/N owned cable television systems (or interests therein) serving approximately 6.7 million subscribers, of which
5.5 million subscribers were served by consolidated, wholly owned cable television systems and 1.2 million subscribers were served by unconsolidated, partially owned cable television systems. TWE-A/N had approximately
$1.4 billion of debt at December 31, 1999.

    TWE-A/N is owned approximately 64.8% by TWE, the managing partner, 33.3% by Advance/Newhouse and 1.9% indirectly by Time Warner. TWE consolidates the partnership, and the partnership interests owned by Advance/Newhouse and Time Warner are reflected in TWE's consolidated financial statements as minority interest. In accordance with the partnership agreement, Advance/Newhouse can require TWE to purchase its equity interest for fair market value at specified intervals following the death of both of its principal shareholders. In addition, TWE or Advance/Newhouse can initiate a restructuring of the partnership, in which Advance/Newhouse would withdraw from the partnership and receive one-third of the partnership's net assets.

    In early 1998, Time Warner (through a wholly owned subsidiary) contributed cable television systems (or interests therein) serving approximately 650,000 subscribers to TWE-A/N, subject to approximately $1 billion of debt, in exchange for common and preferred partnership interests in TWE-A/N, and completed certain transactions relating to Paragon Communications ('Paragon' and collectively, the 'TWE-A/N Transfers'). The cable television systems transferred to TWE-A/N were formerly owned by TWI Cable Inc. ('TWI Cable'), a wholly owned subsidiary of Time Warner, and Paragon. Prior to this transaction, the economic ownership of Paragon was held 50% by subsidiaries of Time Warner, 25% beneficially by TWE and 25% beneficially by TWE-A/N. The debt assumed by TWE-A/N has been guaranteed by TWI Cable and certain of its subsidiaries,

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

including Paragon. TWE-A/N accounted for this transaction at fair value under the purchase method of accounting for business combinations.

    Paragon was a partnership formerly owning cable television systems serving approximately 1 million subscribers. As part of the TWE-A/N Transfers, TWE and TWE-A/N exchanged substantially all of their aggregate 50% beneficial interests in Paragon for an equivalent share of Paragon's cable television systems (or interests therein) serving approximately 500,000 subscribers, resulting in wholly owned subsidiaries of Time Warner owning 100% of the restructured
Paragon entity, with less than 1% beneficially held for TWE. Accordingly, effective as of January 1, 1998, Time Warner has consolidated Paragon. Because this transaction represented an exchange of TWE's and TWE-A/N's beneficial interests in Paragon for an equivalent amount of its cable television systems, it did not have a significant economic impact on Time Warner, TWE or TWE-A/N. The TWE-A/N Transfers were accounted for effective as of January 1, 1998 and TWE has continued to consolidate TWE-A/N.

    On a pro forma basis, giving effect to the TWE-A/N Transfers as if they had occurred at the beginning of 1997, TWE would have reported for the year ended December 31, 1997, revenues of $11.379 billion, depreciation expense of $947 million, operating income before noncash amortization of intangible assets of $1.989 billion, operating income of $1.496 billion and net income of $607 million.

3.  FILMED ENTERTAINMENT TRANSACTIONS

1999 GAIN ON TERMINATION OF VIDEO DISTRIBUTION AGREEMENT

    In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ('MGM') terminated a long-term distribution agreement under which Warner Bros. had exclusive worldwide distribution rights for MGM/United Artists home video product. In connection with the early termination and settlement of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately
$215 million, which has been included in operating income in the accompanying consolidated statement of operations.

1999 GAIN ON SALE OF INTEREST IN CANALSATELLITE

    In December 1999, Warner Bros. sold its 10% interest in CanalSatellite, a satellite television distribution service in France and Monaco, to Canal+, a large French media and entertainment company. In connection with the sale, Warner Bros. recognized a pretax gain of $97 million, which has been included in operating income in the accompanying consolidated statement of operations.

1999 WARNER BROS. RETAIL STORES WRITE-DOWN

    In the fourth quarter of 1999, Warner Bros. recorded a one-time, noncash pretax charge of $106 million to reduce the carrying value of certain fixed assets and leasehold improvements used in its retail stores. This charge resulted from a plan adopted in December 1999 that is designed to improve the performance of Warner Bros.'s retail store operations. The plan is expected to be executed largely over a three-year period and involves closing certain underperforming stores, transforming other stores into smaller and more efficient stores, and exploiting potential e-commerce opportunities.

    The charge represents the excess of the carrying value of the assets used in Warner Bros.'s retail stores over the discounted future operating cash flows, adjusted to reflect a shorter recovery period due to planned store closures. The charge has been included in operating income in the accompanying consolidated statement of operations.

1998 SALE OF SIX FLAGS

    In April 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ('Six Flags') to Premier Parks Inc. ('Premier'), a regional theme park operator, for approximately $475 million of cash. TWE

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

used the net, after-tax proceeds from this transaction to reduce debt by approximately $300 million. As part of the transaction, TWE will continue to license its animated cartoon and comic book characters to Six Flags's theme parks and will similarly license such rights to Premier's theme parks in the United States and Canada under a long-term agreement covering an aggregate of twenty-five existing and all future locations. As of December 31, 1999, approximately $330 million of the original $400 million gain on the sale of TWE's interest had been deferred, principally as a result of uncertainties surrounding its realization. Those uncertainties relate to ongoing litigation as described in Note 14 and TWE's continuing guarantees of Premier's long-term obligations to make minimum payments to the limited partners of the Six Flags Over Texas and Six Flags Over Georgia theme parks. If current trends continue, TWE expects the deferred gain to be recognized over the next several years, subject to the resolution of the Six Flags litigation. That is, the deferred gain will not fall below the estimated exposure relating to the Six Flags litigation. In addition, upon closing of the America Online-Time Warner merger, any portion of the deferred gain not attributable to the Six Flags litigation is likely to be eliminated in purchase accounting.

4.  OTHER INVESTMENTS

    TWE's other investments consist of:

                                                               DECEMBER 31,
                                                              --------------
                                                              1999      1998
                                                              ----      ----
                                                                (MILLIONS)
Equity method investments...................................  $542      $574
Cost and fair-value method investments......................   232       312
                                                              ----      ----
Total.......................................................  $774      $886
                                                              ----      ----
                                                              ----      ----

    At December 31, 1999, companies accounted for using the equity method included: Comedy Partners, L.P. (50% owned), certain cable system joint ventures (generally 50% owned), the Road Runner Joint Venture (46% owned on a fully diluted basis), Six Flags (49% owned in 1997), certain international cable and programming joint ventures (20% to 50% owned), Courtroom Television Network (50% owned) and Primestar (24% owned). A summary of combined financial information as reported by the equity investees of TWE is set forth below:

                                                               YEARS ENDED DECEMBER 31,
                                                            ------------------------------
                                                             1999        1998        1997
                                                            ------      ------      ------
                                                                      (MILLIONS)
Revenues..................................................  $1,704      $2,329      $2,207
Depreciation and amortization.............................    (333)       (706)       (235)
Operating income (loss)...................................     140        (265)        118
Net loss..................................................    (130)       (352)        (82)
Current assets............................................     385         665         412
Total assets..............................................   2,919       5,228       3,046
Current liabilities.......................................     303         628         993
Long-term debt............................................   1,881       2,917       1,625
Total liabilities.........................................   2,224       3,699       2,734
Total shareholders' equity or partners' capital...........     695       1,529         312

    In the first quarter of 1997, TWE sold its 58% interest in E! Entertainment Television, Inc. A pretax gain of approximately $250 million relating to this sale has been included in interest and other, net in the accompanying consolidated statement of operations.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


5.  INVENTORIES

    Inventories consist of:

                                                                DECEMBER 31,
                                                 -------------------------------------------
                                                         1999                   1998
                                                 --------------------   --------------------
                                                 CURRENT   NONCURRENT   CURRENT   NONCURRENT
                                                 -------   ----------   -------   ----------
                                                                 (MILLIONS)
Film costs:
    Released, less amortization................  $  652      $  774     $  614      $  744
    Completed and not released.................      60          17        179          76
    In process and other.......................       8         532         23         572
    Library, less amortization.................      --         508         --         560
Programming costs, less amortization...........     411         443        426         375
Merchandise....................................      89          --         70          --
                                                 ------      ------     ------      ------
Total..........................................  $1,220      $2,274     $1,312      $2,327
                                                 ------      ------     ------      ------
                                                 ------      ------     ------      ------

    Excluding the Library, the unamortized cost of completed films at December 31, 1999 amounted to $1.502 billion, over 90% of which is expected to be amortized within three years after release.

6.  LONG-TERM DEBT

    Long-term debt consists of:

                                           WEIGHTED AVERAGE                DECEMBER 31,
                                           INTEREST RATE AT               ---------------
                                           DECEMBER 31, 1999  MATURITIES   1999     1998
                                           -----------------  ----------  ------   ------
                                                                            (MILLIONS)
Bank credit agreement borrowings.........        6.85%          2002      $2,496   $2,711
Commercial paper.........................        6.46%          2000         360       62
Fixed-rate senior notes and debentures...        8.56%        2002-2033    3,799    3,805
                                                                          ------   ------
Total....................................                                 $6,655   $6,578
                                                                          ------   ------
                                                                          ------   ------

BANK CREDIT AGREEMENT

    TWE and TWE-A/N, together with Time Warner and certain of its consolidated subsidiaries, have a revolving credit facility (the 'Bank Credit Agreement'). The Bank Credit Agreement permits borrowings in an aggregate amount of up to $7.5 billion, with no scheduled reduction in credit availability prior to maturity in November 2002. The borrowers under the Bank Credit Agreement are Time Warner and a number of its consolidated subsidiaries, consisting of Time Warner Companies, Inc. ('TW Companies'), Turner Broadcasting System, Inc. ('TBS'), TWI Cable, TWE and TWE-A/N. Borrowings under the Bank Credit Agreement are limited to (i) $6 billion in the aggregate for Time Warner, TW Companies, TBS and TWI Cable, (ii) $7.5 billion in the case of TWE and (iii) $2 billion in the case of TWE-A/N, subject in each case to an aggregate borrowing limit of $7.5 billion and certain other limitations and adjustments. Such borrowings bear interest at specific rates for each of the borrowers (generally equal to LIBOR plus a margin of 35 basis points) and each borrower is required to pay a commitment fee of .125% per annum on the unused portion of its commitment, which margin and fee vary based on the credit rating or financial leverage of the applicable borrower. Borrowings may be used for general business purposes and unused credit is available to support commercial paper borrowings. The Bank Credit Agreement contains certain covenants generally for each borrower relating to, among other things, additional indebtedness; liens on assets; cash flow coverage and leverage ratios; and dividends, distributions and other restricted cash payments or transfers of assets from the borrowers to their respective shareholders, partners or affiliates.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

DEBT GUARANTEES

    Each Time Warner General Partner has guaranteed a pro rata portion of approximately $5.3 billion of TWE's debt and accrued interest at December 31, 1999, based on the relative fair value of the net assets each Time Warner General Partner (or its predecessor) contributed to TWE (the 'Time Warner General Partner Guarantees'). Such indebtedness is recourse to each Time Warner General Partner only to the extent of its guarantee. The indenture pursuant to which TWE's notes and debentures have been issued (the 'Indenture') requires the majority consent of the holders of the notes and debentures to terminate the Time Warner General Partner Guarantees. There are generally no restrictions on the ability of the Time Warner General Partner guarantors to transfer material assets, other than TWE assets, to parties that are not guarantors. In addition, in connection with the TWE-A/N Transfers (Note 2), approximately $1.396 billion of TWE-A/N's debt and accrued interest at December 31, 1999 has been guaranteed by TWI Cable and certain of its subsidiaries.

INTEREST EXPENSE AND MATURITIES

    TWE periodically refinances its debt in an effort to lower its overall cost of borrowings and to stagger debt maturities. In connection with such refinancings, TWE recognized an extraordinary loss on the retirement of debt of $23 million in 1997.

    Interest expense amounted to $561 million in 1999, $566 million in 1998 and $490 million in 1997. The weighted average interest rate on TWE's total debt was 7.8% and 7.5% at December 31, 1999 and 1998, respectively.

    Annual repayments of long-term debt for the five years subsequent to December 31, 1999 consist only of $3.5 billion due in 2002. This includes all borrowings under the Bank Credit Agreement, as well as any commercial paper borrowings supported thereby. TWE has the intent and ability under the Bank Credit Agreement to continue to refinance its commercial paper borrowings on a long-term basis.

FAIR VALUE OF DEBT

    Based on the level of interest rates prevailing at December 31, 1999 and 1998, the fair value of TWE's fixed-rate debt exceeded its carrying value by $160 million in 1999 and $764 million in 1998. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

7.  INCOME TAXES

    Domestic and foreign pretax income (loss) are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               1999      1998     1997
                                                              -------    -----    -----
                                                                     (MILLIONS)
Domestic....................................................  $2,717     $438     $654
Foreign.....................................................     192      (20)      68
                                                              ------     ----     ----
Total.......................................................  $2,909     $418     $722
                                                              ------     ----     ----
                                                              ------     ----     ----

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    As a partnership, TWE is not subject to U.S. federal, state or local income taxation. However, certain of TWE's operations are conducted by subsidiary corporations that are subject to domestic or foreign taxation. Income taxes (benefits) of TWE and subsidiary corporations are as set forth below:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                             1999      1998      1997
                                                             ----      ----      ----
                                                                    (MILLIONS)
Federal:
    Current................................................  $ 17      $ 6       $ 2
    Deferred...............................................    --       (7)      (10)
Foreign:
    Current(a).............................................   109      106        69
    Deferred...............................................    16      (15)       22
State and local:
    Current................................................     7        4         4
    Deferred...............................................     1       (2)       (2)
                                                             ----      ---       ---
Total income taxes.........................................  $150      $92       $85
                                                             ----      ---       ---
                                                             ----      ---       ---

---------
(a) Includes foreign withholding taxes of $75 million in 1999, $62 million in 1998 and $58 million in 1997.

    The financial statement basis of TWE's assets exceeds the corresponding tax basis by $9.2 billion at December 31, 1999, principally as a result of differences in accounting for depreciable and amortizable assets for financial statement and income tax purposes.

8.  PREFERRED STOCK OF SUBSIDIARY

    In 1997, a newly formed, substantially owned subsidiary of TWE (the 'REIT') issued 250,000 shares of preferred stock ('REIT Preferred Stock'). The REIT was intended to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

    In March 1999, the REIT redeemed all of its shares of REIT Preferred Stock at an aggregate cost of $217 million, which approximated net book value. The redemption was funded with borrowings under TWE's bank credit agreement.

9.  PARTNERS' CAPITAL

PARTNERSHIP CAPITAL AND ALLOCATION OF INCOME

    Each partner's interest in TWE generally consists of the undistributed priority capital and residual equity amounts that were initially assigned to that partner or its predecessor based on the estimated fair value of the net assets each contributed to the partnership ('Undistributed Contributed Capital'), plus, with respect to the priority capital interests only, any undistributed priority capital return. The priority capital return consists of net partnership income allocated to date in accordance with the provisions of the TWE partnership agreement and the right to be allocated additional partnership income which, together, provides for the various priority capital rates of return as specified in the following table. The sum of Undistributed Contributed Capital and the undistributed priority capital return is referred to herein as 'Cumulative Priority Capital.' Cumulative Priority Capital is not necessarily indicative of the fair value of the underlying priority capital interests principally due to above-market rates of return on certain priority capital interests as compared to securities of comparable credit risk and maturity, such as the 13.25% rate of return on the Series B Capital interest owned by the Time Warner General Partners. Furthermore, the ultimate realization of Cumulative Priority Capital could be affected by the fair value of TWE, which is subject to fluctuation.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    A summary of the priority of Undistributed Contributed Capital, ownership of Undistributed Contributed Capital and Cumulative Priority Capital at
December 31, 1999 and priority capital rates of return thereon is as set forth below:

                                                                             PRIORITY      TIME     LIMITED PARTNERS
                                                UNDISTRIBUTED   CUMULATIVE    CAPITAL     WARNER    -----------------
                                                 CONTRIBUTED     PRIORITY    RATES OF    GENERAL     TIME
PRIORITY OF UNDISTRIBUTED CONTRIBUTED CAPITAL    CAPITAL(a)      CAPITAL     RETURN(b)   PARTNERS   WARNER   MEDIAONE
---------------------------------------------   -------------   ----------   ---------   --------   ------   --------
                                                        (BILLIONS)                                    (OWNERSHIP%)
Series A Capital.......................             $5.6          $14.5        13.00%      63.27%    11.22%   25.51%
Series B Capital.......................              2.9(d)         7.7        13.25%     100.00%       --       --
Residual Capital.......................              3.3(d)         3.3(c)        --(c)    63.27%    11.22%   25.51%

---------
(a) Excludes partnership income or loss allocated thereto.

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

    Under the TWE partnership agreement, partnership income, to the extent earned, is first allocated to the partners' capital accounts so that the economic burden of the income tax consequences of partnership operations is borne as though the partnership were taxed as a corporation ('special tax allocations'). After any special tax allocations, partnership income is allocated to the Series A Capital and Series B Capital, in order of priority, at rates of return ranging from 13.00% to 13.25% per annum, and finally to the Residual Capital. Partnership losses generally are allocated first to eliminate prior allocations of partnership income to, and then to reduce the Undistributed Contributed Capital of, the Residual Capital, Series B Capital and Series A Capital, in that order, then to reduce any special tax allocations. To the extent partnership income is insufficient to satisfy all special allocations in a particular accounting period, the right to receive additional partnership income necessary to provide for the various priority capital rates of return is carried forward until satisfied out of future partnership income, including any partnership income that may result from any liquidation, sale or dissolution of TWE.

    The Series B Capital owned by subsidiaries of Time Warner may be increased if certain operating performance targets are achieved over a ten-year period ending on December 31, 2001, although it does not appear likely at this time that such targets will be achieved. In addition, MediaOne has an option to obtain up to an additional 6.33% of Series A Capital and Residual Capital interests. The determination of the amount of additional interests that MediaOne is eligible to acquire is based on the compounded annual growth rate of TWE's adjusted cable EBITDA, as defined in the option agreement, over the life of the option. The option is exercisable at any time through May 2005.
The option exercise price is dependent upon the year of exercise and ranges from an exercise price of approximately $1.3 billion in 2000 to $1.8 billion in 2005. Either MediaOne or TWE may elect that the exercise price be paid with partnership interests rather than cash.

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

    In July 1999, TWE borrowed $627 million under its bank credit agreement and paid a distribution to the Time Warner General Partners to redeem the remaining portion of their senior priority capital interests representing the return of $454 million and a priority capital return of $173 million. Time Warner used a portion of the proceeds received from this distribution to repay all $400 million of outstanding borrowings under its credit agreement with TWE. Senior Capital distributions paid in prior periods consisted of $579 million in 1998 (representing the return of $455 million and a priority capital return of $124 million) and $535 million in 1997 (representing the return of $455 million and a priority capital return of $80 million).

    TWE reimburses Time Warner for the amount by which the market price on the exercise date of Time Warner common stock options exercised by employees of TWE exceeds the exercise price or, with respect to options granted prior to the TWE capitalization, the greater of the exercise price and $13.88, the market price of the common stock at the time of the TWE capitalization on June 30, 1992 ('Stock Option Distributions'). TWE accrues Stock Option Distributions and a corresponding liability with respect to unexercised options when the market price of Time Warner common stock increases during the accounting period, and reverses previously accrued Stock Option Distributions and the corresponding liability when the market price of Time Warner common stock declines. Stock Option Distributions are paid when the options are exercised. At December 31, 1999 and 1998, TWE had recorded a liability for Stock Option Distributions of $1.292 billion and $1.130 billion, respectively, based on the unexercised options and the market prices at such dates of $72.31 and $62.06, respectively, per Time Warner common share. This liability reflects the accrual of $388 million and $973 million of Stock Option Distributions in 1999 and 1998, respectively, when the market price of Time Warner common stock increased during such periods. TWE paid Stock Option Distributions to Time Warner in the amount of $226 million in 1999, $260 million in 1998 and $75 million in 1997.

    Cash distributions are required to be made to the partners to permit them to pay income taxes at statutory rates based on their allocable taxable income from TWE ('Tax Distributions'), including any taxable income generated by the Beneficial Assets, subject to limitations referred to herein. The aggregate amount of such Tax Distributions is computed generally by reference to the taxes that TWE would have been required to pay if it were a corporation. Tax Distributions are paid to the partners on a current basis. TWE paid Tax Distributions to the Time Warner General Partners in the amount of $347 million in 1999, $314 million in 1998 and $324 million in 1997.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

limitations on the incurrence of additional debt contained in the TWE partnership and credit agreements, and the Indenture, TWE may borrow funds to make distributions.

    In addition, in connection with the Time Warner Telecom Reorganization, TWE recorded a $191 million noncash distribution to its partners based on the historical cost of the net assets (Note 2).

10. STOCK OPTION PLANS

    Time Warner has various stock option plans under which Time Warner may grant options to purchase Time Warner common stock to employees of Time Warner and TWE. Such options have been granted to employees of TWE with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, compensation cost generally has not been recognized by Time Warner, nor charged to TWE, related to such stock option plans. Generally, the options become exercisable over a three-year vesting period and expire ten years from the date of grant. Had compensation cost for Time Warner's stock option plans been determined based on the fair value method set forth under FASB Statement No. 123, 'Accounting for Stock-Based Compensation' ('FAS 123'), TWE's allocable share of compensation cost would have decreased its net income to the pro forma amounts indicated below:

                                                             YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                          1999         1998         1997
                                                         ------       ------       ------
                                                                    (MILLIONS)
Net income:
    As reported........................................  $2,759        $326         $614
                                                         ------        ----         ----
                                                         ------        ----         ----
    Pro forma..........................................  $2,710        $285         $584
                                                         ------        ----         ----
                                                         ------        ----         ----

    For purposes of applying FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants to TWE employees in 1999, 1998 and 1997: dividend yields of 0.3%, 0.5% and 1%, respectively; expected volatility of 23.6%, 21.7% and 22.2%, respectively; risk-free interest rates of 5.4%, 5.5% and 6.3%, respectively; and expected lives of 5 years in all periods.

    In December 1998, Time Warner completed a two-for-one common stock split. Accordingly, the following stock option information gives effect to this stock split.

    The weighted average fair value of an option granted to TWE employees during the year was $20.61 in 1999, $11.03 in 1998 and $6.09 in 1997.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    A summary of stock option activity with respect to employees of TWE is as follows:

                                                                          WEIGHTED-
                                                              THOUSANDS    AVERAGE
                                                                 OF       EXERCISE
                                                               SHARES       PRICE
                                                              ---------   ---------
Balance at January 1, 1997..................................    60,622     $17.46
Granted.....................................................     7,839      20.68
Exercised...................................................    (7,045)     14.37
Cancelled(a)................................................    (2,412)     16.76
                                                               -------
Balance at December 31, 1997................................    59,004     $18.28
Granted.....................................................     5,767      37.82
Exercised...................................................   (15,957)     16.42
Cancelled(a)................................................    (1,073)     14.36
                                                               -------
Balance at December 31, 1998................................    47,741     $21.35
Granted.....................................................     3,809      66.17
Exercised...................................................    (6,587)     17.54
Cancelled(a)................................................      (157)     37.11
                                                               -------
Balance at December 31, 1999................................    44,806     $25.66
                                                               -------
                                                               -------

---------

(a) Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into TWE to and from other Time Warner divisions.

                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                    (THOUSANDS)
Exercisable.................................................  34,688   33,370   43,022

    The following table summarizes information about stock options outstanding with respect to employees of TWE at December 31, 1999:

                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                       -------------------------------------   ------------------------
                                       WEIGHTED-
                                        AVERAGE    WEIGHTED-                  WEIGHTED-
                          NUMBER       REMAINING    AVERAGE       NUMBER       AVERAGE
        RANGE OF       OUTSTANDING    CONTRACTUAL  EXERCISE    EXERCISABLE    EXERCISE
     EXERCISE PRICES   AT 12/31/99       LIFE        PRICE     AT 12/31/99      PRICE
     ---------------   ------------   -----------  ---------   ------------   ---------
                       (THOUSANDS)                             (THOUSANDS)
    Under $10                351      0.1 years     $ 8.37           351       $ 8.37
    $10.00 to $ 15.00      3,967      2.2 years     $12.65         3,967       $12.65
    $15.01 to $ 20.00     12,821      5.3 years     $18.52        11,488       $18.50
    $20.01 to $ 30.00     18,150      4.8 years     $21.68        16,963       $21.62
    $30.01 to $ 45.00      4,523      8.0 years     $34.69         1,522       $34.53
    $45.01 to $ 65.00      2,382      8.6 years     $55.04           396       $48.07
    $65.01 to $103.74      2,612      9.1 years     $68.07             1       $69.16
                          ------                                  ------
    Total                 44,806      5.4 years     $25.66        34,688       $20.30
                          ------                                  ------
                          ------                                  ------

    TWE reimburses Time Warner for the use of Time Warner stock options on the basis described in Note 9.

    In January 2000, Time Warner and America Online, Inc. ('America Online') announced that they had agreed to merge. In connection with this merger, all outstanding Time Warner stock options held by TWE employees at that time became fully vested and exercisable, pursuant to the terms of Time Warner's stock option plans (Note 17).

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. BENEFIT PLANS

    TWE and its subsidiaries have defined benefit pension plans covering substantially all domestic employees. Pension benefits are based on formulas that reflect the employees' years of service and compensation levels during their employment period. Time Warner's common stock represents approximately 13% and 12% of plan assets at December 31, 1999 and 1998, respectively. A summary of activity for TWE's defined benefit pension plans is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
COMPONENTS OF PENSION EXPENSE
Service cost.............................................   $ 51      $ 42      $ 33
Interest cost............................................     41        36        31
Expected return on plan assets...........................    (44)      (35)      (26)
Net amortization and deferral............................     (3)       --        --
                                                            ----      ----      ----
Total....................................................   $ 45      $ 43      $ 38
                                                            ----      ----      ----
                                                            ----      ----      ----

                                                               DECEMBER 31,
                                                               ------------
                                                               1999   1998
                                                              -----   -----
                                                                (MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year...........  $ 586   $ 461
Service cost................................................     51      42
Interest cost...............................................     41      36
Actuarial (gain) loss(a)....................................   (181)     61
Benefits paid...............................................    (16)    (14)
                                                              -----   -----
Projected benefit obligation at end of year.................    481     586
                                                              -----   -----
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    480     364
Actual return on plan assets................................     71     112
Employer contribution.......................................     17      18
Benefits paid...............................................    (15)    (14)
Asset transfers.............................................    (30)     --
                                                              -----   -----

Fair value of plan assets at end of year....................    523     480
                                                              -----   -----

Overfunded (unfunded) projected benefit obligation..........     42    (106)
Additional minimum liability(b).............................     (2)     (4)
Unrecognized actuarial gain(a)..............................   (181)    (10)
Unrecognized prior service cost.............................      2       5
                                                              -----   -----
Accrued pension expense.....................................  $(139)  $(115)
                                                              -----   -----
                                                              -----   -----

---------

(a) Reflects certain changes in actuarial assumptions made during 1999, including a shortening of the expected service period and an increase in the discount rate.
(b) The additional minimum liability is offset fully by a corresponding intangible asset recognized in the consolidated balance sheet.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1999     1998     1997
                                                              ----     ----     ----
WEIGHTED-AVERAGE PENSION ASSUMPTIONS
Discount rate...............................................  7.75%    6.75%    7.25%
Expected return on plan assets..............................     9%       9%       9%
Rate of compensation increase...............................     6%       6%       6%

    Included above are projected benefit obligations and accumulated benefit obligations for unfunded defined benefit pension plans of $44 million and $33 million as of December 31, 1999, respectively; and $39 million and $27 million as of December 31, 1998, respectively.

    Certain domestic employees of TWE participate in multi-employer pension plans as to which the expense amounted to $34 million in 1999, $35 million in 1998 and $29 million in 1997. Employees of TWE's operations in foreign countries participate to varying degrees in local pension plans, which in the aggregate are not significant.

    Certain TWE employees also participate in Time Warner's savings and profit sharing plans, as to which the expense amounted to $30 million in 1999, $35 million in 1998 and $30 million in 1997. Contributions to the savings plans are based upon a percentage of the employees' elected contributions. Contributions to the profit sharing plans generally are determined by management.

12. DERIVATIVE FINANCIAL INSTRUMENTS

    TWE uses derivative financial instruments principally to manage the risk that changes in exchange rates will affect the amount of unremitted or future license fees to be received from the sale of U.S. copyrighted products abroad. The following is a summary of TWE's foreign currency risk management strategy and the effect of this strategy on TWE's consolidated financial statements.

FOREIGN CURRENCY RISK MANAGEMENT

    Foreign exchange contracts are used primarily by Time Warner to hedge the risk that unremitted or future license fees owed to TWE domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Time Warner hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period, including those related to TWE. At December 31, 1999, Time Warner had effectively hedged approximately half of TWE's estimated foreign currency exposures that principally relate to anticipated cash flows to be remitted to the U.S. over the ensuing twelve month period. To hedge this exposure, Time Warner used foreign exchange contracts that generally have maturities of three months or less, which generally will be rolled over to provide continuing coverage throughout the year. Time Warner often closes foreign exchange sale contracts by purchasing an offsetting purchase contract. Time Warner reimburses or is reimbursed by TWE for contract gains and losses related to TWE's foreign currency exposure. Foreign exchange contracts are placed with a number of major financial institutions in order to minimize credit risk.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    At December 31, 1999, Time Warner had contracts for the sale of $843 million and the purchase of $468 million of foreign currencies at fixed rates. Of Time Warner's $375 million net sale contract position, $393 million of the foreign exchange sale contracts and $108 million of the foreign exchange purchase contracts related to TWE's foreign currency exposure, primarily Japanese yen (23% of net contract position related to TWE), European currency (70%), and Canadian dollars (6%), compared to a net sale contract position of $197 million of foreign currencies at December 31, 1998. TWE had deferred approximately $1 million of net losses on foreign exchange contracts at December 31, 1999, which is substantially expected to be recognized in income over the next twelve months. For the years ended December 31, 1999, 1998 and 1997, TWE recognized $15 million in gains, $2 million in losses and $14 million in gains, respectively, on foreign exchange contracts, which were or are expected to be largely offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency license fee payments that have been or are anticipated to be received in cash from the sale of U.S. copyrighted products abroad. Time Warner places foreign currency contracts with a number of major financial institutions in order to minimize counterparty credit risk.

13. SEGMENT INFORMATION

    TWE classifies its business interests into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses. Time Warner's Digital Media segment commenced operations in 1999.

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

    The operating results of TWE's cable segment reflect (i) the TWE-A/N Transfers, effective as of January 1, 1998, (ii) the Primestar Roll-up Transaction, effective as of April 1, 1998, (iii) the formation of the Road Runner Joint Venture, effective as of June 30, 1998, (iv) the Time Warner Telecom Reorganization, effective as of July 1, 1998 and (v) the formation of the Texas Cable Joint Venture, effective as of December 31, 1998.

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
REVENUES
Filmed Entertainment-Warner Bros. .......................  $ 6,628   $ 6,051   $ 5,462
Broadcasting-The WB Network..............................      384       260       136
Cable Networks-HBO.......................................    2,169     2,052     1,923
Cable....................................................    4,496     4,378     4,243
Digital Media............................................        1        --        --
Intersegment elimination.................................     (514)     (495)     (446)
                                                           -------   -------   -------
Total....................................................  $13,164   $12,246   $11,318
                                                           -------   -------   -------
                                                           -------   -------   -------

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
                                                                     (MILLIONS)
EBITA(a)
Filmed Entertainment-Warner Bros.(b)........................  $  787   $  498   $  387
Broadcasting-The WB Network.................................     (92)     (93)     (88)
Cable Networks-HBO..........................................     527      454      391
Cable(c)....................................................   3,517    1,369    1,184
Digital Media...............................................      (8)      --       --
                                                              ------   ------   ------
Total.......................................................  $4,731   $2,228   $1,874
                                                              ------   ------   ------
                                                              ------   ------   ------

---------

(a) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income was $4.227 billion in 1999, $1.719 billion in 1998 and $1.444 billion in 1997.

(b) 1999 results include a net pretax gain of $215 million recognized in connection with the early termination and settlement of a long-term, home video distribution agreement and a $97 million pretax gain relating to the sale of an interest in CanalSatellite, offset in part by a one-time, noncash charge of $106 million relating to Warner Bros.'s retail stores.

(c) Includes net pretax gains relating to the sale or exchange of certain cable television systems and investments of $2.119 billion in 1999, $90 million in 1998 and $200 million in 1997.


                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment-Warner Bros. .......................   $150      $166      $181
Broadcasting-The WB Network..............................      1         1         1
Cable Networks-HBO.......................................     29        23        22
Cable....................................................    679       737       736
Digital Media............................................      1        --        --
                                                            ----      ----      ----
Total....................................................   $860      $927      $940
                                                            ----      ----      ----
                                                            ----      ----      ----

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(a)
Filmed Entertainment-Warner Bros. .......................   $122      $129      $123
Broadcasting-The WB Network..............................      4         3        --
Cable Networks-HBO.......................................     --        --        --
Cable....................................................    378       377       307
Digital Media............................................     --        --        --
                                                            ----      ----      ----
Total....................................................   $504      $509      $430
                                                            ----      ----      ----
                                                            ----      ----      ----

---------

(a) Includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Information as to the assets and capital expenditures is as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
ASSETS
Filmed Entertainment-Warner Bros. .......................  $ 8,894   $ 8,800   $ 8,098
Broadcasting-The WB Network..............................      284       244       113
Cable Networks-HBO.......................................    1,284     1,159     1,080
Cable....................................................   13,820    11,314    10,771
Digital Media............................................        3        --        --
Corporate(a).............................................      558       713       669
                                                           -------   -------   -------
Total....................................................  $24,843   $22,230   $20,731
                                                           -------   -------   -------
                                                           -------   -------   -------

---------

(a) Consists principally of cash, cash equivalents and other investments.


                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
CAPITAL EXPENDITURES
Filmed Entertainment-Warner Bros. .......................  $  128    $  122    $  144
Broadcasting-The WB Network..............................       2         1         1
Cable Networks-HBO.......................................      18        23        19
Cable....................................................   1,319     1,451     1,401
Digital Media............................................       2        --        --
Corporate................................................       6         6        --
                                                           ------    ------    ------
Total....................................................  $1,475    $1,603    $1,565
                                                           ------    ------    ------
                                                           ------    ------    ------

    Information as to operations in different geographical areas is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
REVENUES(a)
United States............................................  $10,758   $10,167   $ 9,086
United Kingdom...........................................      461       459       488
Germany..................................................      275       263       284
Japan....................................................      268       162       172
France...................................................      202       163       152
Canada...................................................      157       145       137
Other international......................................    1,043       887       999
                                                           -------   -------   -------
Total....................................................  $13,164   $12,246   $11,318
                                                           -------   -------   -------
                                                           -------   -------   -------

---------

(a) Revenues are attributed to countries based on location of customer.

    Because a substantial portion of TWE's international revenues is derived from the sale of U.S. copyrighted products abroad, assets located outside the United States are not material.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

14. COMMITMENTS AND CONTINGENCIES

    TWE's total rent expense amounted to $233 million in 1999, $218 million in 1998 and $218 million in 1997. The minimum rental commitments under noncancellable long-term operating leases are: 2000-$177 million; 2001-$176 million; 2002-$174 million; 2003-$158 million; 2004-$141 million; and after 2004-$1.076 billion.

    TWE's minimum commitments and guarantees under certain programming, licensing, franchise and other agreements aggregated approximately $8 billion at December 31, 1999, which are payable principally over a five-year period.

    TWE is subject to certain litigation relating to Six Flags. In December 1998, a jury returned an adverse verdict in the Six Flags matter in the amount of $454 million. TWE and its former 51% partner in Six Flags are financially responsible for this judgment. Management believes that there were numerous legal errors in the case and has appealed the verdict. In management's opinion and considering the gain deferred on the sale of Six Flags described in Note 3 to cover this potential exposure, the resolution of this matter is not expected to have a material effect on TWE's financial statements.

    TWE is subject to numerous other legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE's consolidated financial statements.

15. RELATED PARTY TRANSACTIONS

    In the normal course of conducting their businesses, TWE and its subsidiaries and affiliates have had various transactions with Time Warner and its subsidiaries, generally on terms resulting from a negotiation between the affected units that in management's view results in reasonable allocations. Employees of TWE participate in various Time Warner medical, stock option and other benefit plans for which TWE is charged its allocable share of plan expenses, including administrative costs. In addition, Time Warner provides TWE with certain corporate services, including accounting, tax, legal and administration, for which TWE paid a fee in the amount of $73 million in 1999, $72 million in 1998 and $72 million in 1997.

    TWE was required to pay a $130 million advisory fee to MediaOne over a five-year period that ended September 15, 1998 for MediaOne's expertise in telecommunications, telephony and information technology, and its participation in the management and technological upgrade of TWE's cable systems.

    TWE has management services agreements with Time Warner's cable business, pursuant to which TWE manages, or provides services to, the cable television systems owned by Time Warner. Such cable television systems also pay fees to TWE for the right to carry cable television programming provided by TWE's cable networks. Similarly, TWE's cable television systems pay fees to Time Warner for the right to carry cable television programming provided by Time Warner's cable networks.

    TWE's Cable division has sold or exchanged various cable television systems to MediaOne in an effort to strengthen its geographic clustering of cable television properties. See Note 2 for further information.

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

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Music division provides home videocassette distribution services to certain TWE operations, and certain TWE units place advertising in magazines published by Time Warner's Publishing division.

    Time Warner had a credit agreement with TWE allowing it to borrow up to $400 million from TWE through September 15, 2000. During 1999, Time Warner used a portion of the proceeds received from the final distribution of the Senior Capital interests in TWE to repay all $400 million of outstanding borrowings under this agreement.

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

16. ADDITIONAL FINANCIAL INFORMATION

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

    Because the Backlog Contracts securitized under this facility consist of cash contracts for the licensing of theatrical and television product that have already been produced, the recognition of revenue for such completed product is only dependent upon the commencement of the availability period for telecast under the terms of the licensing agreements. Accordingly, the proceeds received under the program are classified as deferred revenues in long-term liabilities in the accompanying consolidated balance sheet. In 1999, approximately $15 million of proceeds were repaid under this securitization program. This compares to net proceeds received of approximately $166 million in 1998.

    Additional financial information with respect to cash flows is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1999      1998      1997
                                                           -------   -------   -------
                                                                   (MILLIONS)
Cash payments made for interest..........................   $498      $537      $493
Cash payments made for income taxes, net.................    132        91        95
Noncash capital contributions (distributions), net.......    388       973       399

    Noncash investing activities in 1999 included the exchange of certain cable television systems. Noncash investing activities in 1998 included the exchange of certain cable television systems, the Time Warner Telecom Reorganization, the formation of the Road Runner Joint Venture and the TWE-A/N Transfers (Note 2).

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

INTEREST AND OTHER, NET

    Interest and other, net, consists of:


                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1999   1998   1997
                                                              ----   ----   ----
                                                                  (MILLIONS)
                                                              ------------------
Interest expense............................................  $(561) $(566) $(490)
Write-down of investment in Primestar.......................    --    (210)   --
Gain on sale of investment in E! Entertainment
  Television, Inc. .........................................    --     --     250
Other investment-related activity, principally net losses on
  corporate-related equity investees........................   (185)  (119)   (38)
Corporate finance-related activity, including losses on
  asset securitization programs.............................    (58)   (25)     3
Miscellaneous...............................................    (14)   (25)   (51)
                                                               ----   ----   ----
Total interest and other, net...............................  $(818) $(945) $(326)
                                                               ----   ----   ----
                                                               ----   ----   ----

OTHER CURRENT LIABILITIES

    Other current liabilities consist of:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------
                                                                (MILLIONS)
Accrued expenses............................................  $1,566   $1,395
Accrued compensation........................................     381      298
Deferred revenues...........................................     262      249
                                                              ------   ------
Total.......................................................  $2,209   $1,942
                                                              ------   ------
                                                              ------   ------

17. SUBSEQUENT EVENT

  America Online-Time Warner Merger

    In January 2000, Time Warner and America Online announced that they had entered into an agreement to merge (the 'Merger') by forming a new holding company named AOL Time Warner Inc. ('AOL Time Warner'). As a result of the Merger, the former shareholders of America Online will have an approximate 55% interest in AOL Time Warner and the former shareholders of Time Warner will have an approximate 45% interest in the combined entity, expressed on a fully diluted basis. The Merger is expected to be accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations.

    The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including the approval of the shareholders of each of America Online and Time Warner and all necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

                         REPORT OF INDEPENDENT AUDITORS

THE PARTNERS OF
TIME WARNER ENTERTAINMENT COMPANY, L.P.

    We have audited the accompanying consolidated balance sheet of Time Warner Entertainment Company, L.P. ('TWE') as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and partnership capital for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of TWE's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TWE at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 2, 2000

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                         SELECTED FINANCIAL INFORMATION

    The selected financial information for each of the five years in the period ended December 31, 1999 set forth below has been derived from and should be read in conjunction with the consolidated financial statements and other financial information presented elsewhere herein. Capitalized terms are as defined and described in such consolidated financial statements, or elsewhere herein. Certain reclassifications have been made to conform to the 1999 presentation.

    The selected historical financial information for 1998 reflects (i) the TWE-A/N Transfers, effective as of January 1, 1998, (ii) the Primestar Roll-up Transaction, effective as of April 1, 1998, (iii) the formation of the Road Runner Joint Venture, effective as of June 30, 1998, (iv) the Time Warner Telecom Reorganization, effective as of July 1, 1998 and (v) the formation of the Texas Cable Joint Venture, effective as of December 31, 1998. The selected historical financial information for 1995 reflects the consolidation by TWE of TWE-A/N resulting from the formation of such partnership, effective as of April 1, 1995, and the consolidation of Paragon, effective as of July 6, 1995. The selected historical financial information gives effect to the deconsolidation of Six Flags resulting from the disposition by TWE of a 51% interest in Six Flags, effective as of June 23, 1995.

                                                            YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                  1999      1998      1997      1996      1995
SELECTED OPERATING STATEMENT INFORMATION         -------   -------   -------   -------   -------
                                                                   (MILLIONS)
Revenues.......................................  $13,164   $12,246   $11,318   $10,852   $ 9,517
Depreciation and amortization..................   (1,364)   (1,436)   (1,370)   (1,235)   (1,039)
Business segment operating income(a)(b)........    4,227     1,719     1,444     1,078       960
Interest and other, net(c).....................     (818)     (945)     (326)     (522)     (580)
Income before extraordinary item...............    2,759       326       637       210        97
Net income(d)..................................    2,759       326       614       210        73

                                                                  DECEMBER 31,
                                                 -----------------------------------------------
                                                  1999      1998      1997      1996      1995
SELECTED BALANCE SHEET INFORMATION               -------   -------   -------   -------   -------
                                                                   (MILLIONS)
Cash and equivalents...........................  $   517   $    87   $   322   $   216   $   209
Total assets...................................   24,843    22,230    20,731    19,973    18,905
Debt due within one year.......................        6         6         8         7        47
Long-term debt.................................    6,655     6,578     5,990     5,676     6,137
Preferred stock of subsidiary..................       --       217       233        --        --
Time Warner General Partners' Senior Capital...       --       603     1,118     1,543     1,426
Partners' capital..............................    7,149     5,107     6,333     6,574     6,478

---------

(a) Includes net pretax gains of approximately $2.119 billion in 1999, $90 million in 1998 and $200 million in 1997 relating to the sale or exchange of certain cable television systems and investments.

(b) 1999 includes a net pretax gain of approximately $215 million recognized in connection with the early termination and settlement of a long-term, home video distribution agreement, a pretax gain of $97 million relating to the sale of an interest in CanalSatellite and a one-time, noncash pretax charge of $106 million relating to Warner Bros.'s retail stores.

(c) Includes a pretax charge of approximately $210 million in 1998 to reduce the carrying value of an interest in Primestar and a pretax gain of approximately $250 million in 1997 related to the sale of an interest in E! Entertainment.

(d) Net income includes an extraordinary loss on the retirement of debt of $23 million in 1997 and $24 million in 1995.

                    TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         OPERATING
                                                                         INCOME OF     NET
                                                                          BUSINESS    INCOME
QUARTER                                                       REVENUES    SEGMENTS    (LOSS)
-------                                                       --------   ----------   ------
                                                                         (MILLIONS)
1999
1st(a)......................................................  $ 2,934      $  651     $  312
2nd(a)......................................................    3,060       1,212        767
3rd(a)......................................................    3,474         863        561
4th(a)......................................................    3,696       1,501      1,119
Year(a).....................................................   13,164       4,227      2,759

1998
1st(b)......................................................  $ 2,910      $  369     $  108
2nd(b)......................................................    2,850         455        155
3rd(b)......................................................    3,220         468        172
4th(c)......................................................    3,266         427       (109)
Year(b)(c)..................................................   12,246       1,719        326

---------

(a) 1999 operating income has been affected by certain significant nonrecurring items. These items consisted of (i) a net pretax gain of approximately $215 million in the first quarter relating to the early termination and settlement of a long-term home video distribution agreement, (ii) a net pretax gain of approximately $97 million in the fourth quarter relating to the sale of an interest in CanalSatellite, (iii) a one-time, noncash pretax charge of approximately $106 million in the fourth quarter relating to Warner Bros.'s retail stores and (iv) net pretax gains relating to the sale and exchange of various cable television systems and investments of $760 million in the second quarter, $358 million in the third quarter, $1.001 billion in the fourth quarter, thereby aggregating $2.119 billion for the year.

(b) 1998 operating income includes net pretax gains relating to the sale and exchange of various cable television systems and investments of $14 million in the first quarter, $70 million in the second quarter, $6 million in the third quarter, thereby aggregating $90 million for the year.

(c) Net income (loss) for the fourth quarter of 1998 includes a charge of approximately $210 million principally to reduce the carrying value of an interest in Primestar.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                  ADDITIONS
                                                                     BALANCE AT   CHARGED TO              BALANCE
                                                                      BEGINNING    COSTS AND              AT END
                               DESCRIPTION                            OF PERIOD    EXPENSES  DEDUCTIONS  OF PERIOD
                               -----------                            ---------    --------  ----------  ---------
                                                                                       (MILLIONS)

1999:
Reserves deducted from accounts receivable:
   Allowance for doubtful accounts................................      $271         $114       $ (95)(a)    $290
   Reserves for sales returns and allowances......................       235          456        (313)(b)     378
                                                                        ----         ----        ----        ----
Total.............................................................      $506         $570       $(408)       $668
                                                                        ====         ====       =====        ====

1998:
Reserves deducted from accounts receivable:
   Allowance for doubtful accounts................................      $218         $144      $  (91)(a)    $271
   Reserves for sales returns and allowances......................       206          338        (309)(b)     235
                                                                        ----         ----        ----        ----
Total.............................................................      $424         $482       $(400)       $506
                                                                        ====         ====       =====        ====

1997:
Reserves deducted from accounts receivable:
   Allowance for doubtful accounts................................      $195         $113      $  (90)(a)    $218
   Reserves for sales returns and allowances......................       178          289        (261)(b)     206
                                                                        ----         ----       -----        ----
Total.............................................................      $373         $402       $(351)       $424
                                                                        ====         ====       =====        ====


(a) Represents uncollectible receivables charged against the reserve.
(b) Represents returns or allowances applied against the reserve.

                                 EXHIBIT INDEX

                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
 NUMBER                            DESCRIPTION                              NUMBER
 ------                            -----------                              ------
2.          Agreement and Plan of Merger dated as of January 10, 2000,         *
            between the Registrant and America Online, Inc. ('AOL')
            (which is incorporated herein by reference to  Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated
            January 10, 2000 (the 'January 2000 Form 8-K')).

3.(i)(a)    Restated Certificate of Incorporation of the Registrant as         *
            filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.3 to the Registrant's Post-Effective Amendment
            No. 1 on Form S-8 to the Registrant's Registration Statement
            on Form S-4 filed with the Commission on October 11, 1996
            (Registration No. 333-11471) (the 'S-8 Registration
            Statement')).

 3.(i)(b)   Certificate of Amendment of Restated Certificate of                *
            Incorporation of the Registrant as filed with the
            Secretary of State of the State of Delaware on May 26,
            1999 (which is incorporated herein by reference to Exhibit
            3.(i)(b) of the Registrant's Quarterly Report on Form 10-Q
            for the quarter ended June 30, 1999 (the 'June 1999
            Form 10-Q')).

 3.(i)(c)   Certificate of Amendment of Restated Certificate of                *
            Incorporation of the Registrant as filed with the
            Secretary of State of the State of Delaware on
            May 19, 1997 (which is incorporated herein by reference
            to Exhibit 3.(i)(c) to the Registrant's Quarterly Report
            on Form 10-Q for the quarter ended June 30, 1997 (the
            'June 1997 Form 10-Q')).

 3.(i)(d)   Certificate of Amendment of Restated Certificate of                *
            Incorporation of the Registrant as filed with the
            Secretary of State of the State of Delaware on
            October 10, 1996 (which is incorporated herein by
            reference to Exhibit 4.4 to the Registrant's S-8
            Registration Statement).

 3.(i)(e)   Certificate of the Voting Powers, Designations,                    *
            Preferences and Relative, Participating, Optional
            or Other Special Rights, and Qualifications,
            Limitations or Restrictions Thereof, of Series LMC
            Common Stock of the Registrant as filed with the
            Secretary of State of the State of Delaware on
            October 10, 1996 (which is incorporated herein by
            reference to Exhibit 4.5 to the Registrant's S-8
            Registration Statement).

 3.(i)(f)   Certificate of Amendment of the Certificate of the                 *
            Voting Powers, Designations, Preferences and Relative,
            Participating, Optional or Other Special Rights, and
            Qualifications, Limitations or Restrictions Thereof,
            of Series LMC Common Stock of the Registrant as filed
            with the Secretary of State of the State of Delaware on
            May 26, 1999 (which is incorporated herein by reference
            to Exhibit 3.(i)(f) of the Registrant's June 1999 Form 10-Q).

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

 3.(i)(h)   Certificate of Increase of the Number of Shares of Series           *
            Common Stock of the Registrant Designated as Series LMCN-V
            Common Stock as filed with the Secretary of State of the State of Delaware on August 13, 1997 (which is incorporated herein by reference to Exhibit 3.(i)(b) to the Registrant's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1997).

 3.(i)(i)   Certificate of Amendment of the Certificate of the Voting          *
            Powers, Designations, Preferences and Relative,
            Participating, Optional or Other Special Rights, and
            Qualifications, Limitations or Restrictions Thereof, of Series
            LMCN-V Common Stock of the Registrant as filed with the
            Secretary of State of the State of Delaware on May 26, 1999
            (which is incorporated herein by reference to Exhibit 3.(i)(i)
            of the Registrant's June 1999 Form 10-Q).


                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
 NUMBER                            DESCRIPTION                              NUMBER
 ------                            -----------                              ------
 3.(i)(j)   Certificate of the Voting Powers, Designations, Preferences         *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series A Participating Cumulative Preferred
            Stock of the Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is
            incorporated herein by reference to Exhibit 4.7 to the
            Registrant's S-8 Registration Statement).

 3.(i)(k)   Certificate of Elimination of the Certificate of the Voting
            Powers, Designations, Preferences and Relative,
            Participating, Optional or Other Special Rights and
            Qualifications, Limitations or Restrictions Thereof, of
            Series D Convertible Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on March 17, 2000.

 3.(i)(l)   Certificate of the Voting Powers, Designations, Preferences        *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series D Convertible Preferred Stock of the
            Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
            herein by reference to Exhibit 4.8 to the Registrant's S-8
            Registration Statement).

 3.(i)(m)   Certificate of the Voting Powers, Designations, Preferences        *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series E Convertible Preferred Stock of the
            Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
            herein by reference to Exhibit 4.9 to the Registrant's S-8
            Registration Statement).

 3.(i)(n)   Certificate of Correction of the Certificate of the Voting         *
            Powers, Designations, Preferences and Relative,
            Participating, Optional or Other Special Rights, and
            Qualifications, Limitations or Restrictions Thereof, of
            Series E Convertible Preferred Stock of the Registrant as
            filed with the Secretary of State of the State of Delaware on November 13, 1996 (which is incorporated herein by
            reference to Exhibit 3.i(h) to the Registrant's Annual
            Report on Form 10-K for the year ended December 31, 1996
            (the '1996 Form 10-K')).

 3.(i)(o)   Certificate of the Voting Powers, Designations, Preferences        *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series F Convertible Preferred Stock of the
            Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
            herein by reference to Exhibit 4.10 to the Registrant's S-8
            Registration Statement).

 3.(i)(p)   Certificate of Correction of the Certificate of the Voting         *
            Powers, Designations, Preferences and Relative,
            Participating, Optional or Other Special Rights, and
            Qualifications, Limitations or Restrictions Thereof, of
            Series F Convertible Preferred Stock of the Registrant as
            filed with the Secretary of State of the State of Delaware on November 13, 1996 (which is incorporated herein by
            reference to Exhibit 3.(i)(j) of the Registrant's 1996
            Form 10-K).

 3.(i)(q)   Certificate of Elimination of the Certificate of the Voting        *
            Powers, Designations, Preferences and Relative,
            Participating, Optional or Other Special Rights and
            Qualifications, Limitations or Restrictions Thereof, of
            Series G Convertible Preferred Stock of the Registrant as
            filed with the Secretary of State of the State of Delaware on March 19, 1999 (which is incorporated by reference to
            Exhibit 3.(i)(m) to the Registrant's Annual Report on
            Form 10-K for the year ended December 31, 1998 (the '1998
            Form 10-K')).

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


                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
 NUMBER                            DESCRIPTION                              NUMBER
 ------                            -----------                              ------
 3.(i)(s)   Certificate of Elimination of the Certificate of the Voting        *
            Powers, Designations, Preferences and Relative,
            Participating, Optional or Other Special Rights and
            Qualifications, Limitations or Restrictions Thereof, of
            Series H Convertible Preferred Stock of the Registrant as
            filed with the Secretary of State of the State of Delaware on March 19, 1999 (which is incorporated herein by reference to Exhibit 3.(i)(o) to the Registrant's 1998 Form 10-K).

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

 3.(i)(u)   Certificate of the Voting Powers, Designations, Preferences        *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series I Convertible Preferred Stock of the
            Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
            herein by reference to Exhibit 4.13 to the Registrant's S-8
            Registration Statement).

 3.(i)(v)   Certificate of the Voting Powers, Designations, Preferences        *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of Series J Convertible Preferred Stock of the
            Registrant as filed with the Secretary of State of the State of Delaware on October 10, 1996 (which is incorporated
            herein by reference to Exhibit 4.14 to the Registrant's S-8
            Registration Statement).

 3.(i)(w)   Certificate of Elimination of the Voting Powers,                   *
            Designations, Preferences and Relative, Participating,
            Optional or Other Special Rights, and Qualifications,
            Limitations or Restrictions Thereof, of 10 1/4% Series M
            Exchangeable Preferred Stock of the Registrant as filed with the Secretary of State of the State of Delaware on
            March 19, 1999 (which is incorporated herein by reference to
            Exhibit 3.(i)(s) to the Registrant's 1998 Form 10-K).

 3.(i)(x)   Certificate of the Voting Powers, Designations, Preferences        *
            and Relative, Participating, Optional or Other Special
            Rights, and Qualifications, Limitations or Restrictions
            Thereof, of 10 1/4% Series M Exchangeable Preferred Stock of
            the Registrant as filed with the Secretary of State of the
            State of Delaware on October 10, 1996 (which is incorporated herein by reference to Exhibit 4.15 to the Registrant's S-8
            Registration Statement).

 3.(ii)     By-laws of the Registrant as of November 19, 1998 (which are       *
            incorporated herein by reference to Exhibit 3.(ii) to the
            Registrant's 1998 Form 10-K).

 4.1        Rights Agreement (the 'Rights Agreement') dated as of              *
            October 10, 1996 between the Registrant and ChaseMellon
            Shareholder Services L.L.C. ('ChaseMellon') (which is
            incorporated herein by reference to Exhibit 4.17 to the
            Registrant's S-8 Registration Statement).

 4.2        Amendment No. 1 to the Rights Agreement dated as of December       *
            15, 1998, between the Registrant and ChaseMellon (which is incorporated herein by reference to Exhibit 4.2 to the
            Registrant's 1998 Form 10-K).

 4.3        Amendment No. 2 to the Rights Agreement dated as of January        *
            21, 1999 between the Registrant and ChaseMellon (which is
            incorporated herein by reference to Exhibit 4.3 to the
            Registrant's 1998 Form 10-K).

 4.4        Amendment No. 3 to the Rights Agreement dated as of January        *
            10, 2000 between the Registrant and ChaseMellon (which is
            incorporated herein by reference to Exhibit 4 to the
            Registrant's Amendment No. 1 on Form 8-A/A to the Registrant's
            Registration Statement on Form 8-B as filed with the Commission on January 31, 2000).


                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
 NUMBER                            DESCRIPTION                              NUMBER
 ------                            -----------                              ------
 4.5        Indenture dated as of June 1, 1998 among the Registrant,           *
            Time Warner Companies, Inc. ('TWCI'), Turner Broadcasting
            System, Inc. ('TBS') and The Chase Manhattan Bank, as
            Trustee ('Chase Manhattan') (which is incorporated herein by reference to Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

 4.6        Indenture dated as of April 30, 1992, as amended by the            *
            First Supplemental Indenture, dated as of June 30, 1992,
            among Time Warner Entertainment Company, L.P. ('TWE'), TWCI, certain of TWCI's subsidiaries that are parties thereto and
            The Bank of New York ('BONY'), as Trustee (which is
            incorporated herein by reference to Exhibits 10(g) and 10(h)
            to TWCI's Current Report on Form 8-K dated July 14, 1992
            (File No. 1-8637) ('TWCI's July 1992 Form 8-K')).

 4.7        Second Supplemental Indenture, dated as of December 9, 1992,       *
            among TWE, TWCI, certain of TWCI's subsidiaries that are
            parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to
            TWE's Registration Statement on Form S-4 (Registration
            No. 33-67688) filed with the Commission on October 25, 1993
            ('TWE's 1993 Form S-4')).

 4.8        Third Supplemental Indenture, dated as of October 12, 1993,        *
            among TWE, TWCI, certain of TWCI's subsidiaries that are
            parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.3 to TWE's 1993 Form S-4).

 4.9        Fourth Supplemental Indenture, dated as of March 29, 1994,         *
            among TWE, TWCI, certain of TWCI's subsidiaries that are
            parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.4 to TWE's Annual Report on
            Form 10-K for the year ended December 31, 1993 (File
            No. 1-12259) ('TWE's 1993 Form 10-K')).

 4.10       Fifth Supplemental Indenture, dated as of December 28, 1994,       *
            among TWE, TWCI, certain of TWCI's subsidiaries that are
            parties thereto and BONY, as Trustee (which is incorporated herein by reference to Exhibit 4.5 to TWE's Annual Report on
            Form 10-K for the year ended December 31, 1994 (File
            No. 1-12259)).

 4.11       Sixth Supplemental Indenture, dated as of September 29,            *
            1997, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is
            incorporated herein by reference to Exhibit 4.7 to the
            Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1997 (the '1997 Form 10-K)).

 4.12       Seventh Supplemental Indenture, dated as of December 29,           *
            1997, among TWE, TWCI, certain of TWCI's subsidiaries that are parties thereto and BONY, as Trustee (which is
            incorporated herein by reference to Exhibit 4.8 to the
            Registrant's 1997 Form 10-K).

 4.13       Indenture dated as of January 15, 1993 between TWCI and            *
            Chase Manhattan, as Trustee (which is incorporated herein by reference to Exhibit 4.11 to TWCI's Annual Report on
            Form 10-K for the year ended December 31, 1992 (File
            No. 1-8637)).

 4.14       First Supplemental Indenture dated as of June 15, 1993             *
            between TWCI and Chase Manhattan, as Trustee (which is
            incorporated herein by reference to Exhibit 4 to TWCI's
            Quarterly Report on Form 10-Q for the quarter ended June 30,
            1993 (File No. 1-8637)).

 4.15       Second Supplemental Indenture dated as of October 10, 1996         *
            among the Registrant, TWCI and Chase Manhattan, as Trustee
            (which is incorporated herein by reference to Exhibit 4.1 to
            TWCI's Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1996 (File No. 1-8637)).

 4.16       Third Supplemental Indenture dated as of December 31, 1996         *
            among the Registrant, TWCI and Chase Manhattan, as Trustee
            (which is incorporated herein by reference to Exhibit 4.10 to the Registrant's 1996 Form 10-K).


                                                                         SEQUENTIAL
                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
 NUMBER                            DESCRIPTION                              NUMBER
 ------                            -----------                              ------
 4.17       Fourth Supplemental Indenture dated as of December 17, 1997        *
            among the Registrant, TWCI, Turner Broadcasting System, Inc.
            ('TBS') and Chase Manhattan, as Trustee (which is
            incorporated herein by reference to Exhibit 4.4 to the
            Registrant's, TWCI's and TBS's Registration Statement on
            Form S-4 (Registration Nos. 333-45703, 333-45703-02 and
            333-45703-01) filed with the Commission on February 5, 1998
            (the '1998 Form S-4').

 4.18       Fifth Supplemental Indenture dated as of January 12, 1998          *
            among the Registrant, TWCI, TBS and Chase Manhattan, as
            Trustee (which is incorporated herein by reference to
            Exhibit 4.5 to the Registrant's, TWCI's and TBS's 1998
            Form S-4).

 4.19       Sixth Supplemental Indenture dated as of March 17, 1998            *
            among the Registrant, TWCI, TBS and Chase Manhattan, as
            Trustee (which is incorporated herein by reference to
            Exhibit 4.15 to the Registrant's 1997 Form 10-K).

 4.20       Trust Agreement dated as of April 1, 1998 among the                *
            Registrant, as Grantor and U.S. Trust Company of California,
            N.A., as Trustee (which is incorporated herein by reference to Exhibit 4.16 to the Registrant's 1997 Form 10-K).

10.1        Time Warner 1986 Stock Option Plan, as amended through
            March 16, 2000.

10.2 1988 Stock Incentive Plan of Time Warner Inc., as amended through March 16, 2000.

10.3        Time Warner 1989 Stock Incentive Plan, as amended through
            March 16, 2000.

10.4        Time Warner 1993 Stock Option Plan, as amended through
            March 16, 2000.

10.5        Time Warner 1994 Stock Option Plan, as amended through
            March 16, 2000.

10.6 Time Warner Corporate Group Stock Incentive Plan, as amended through March 16, 2000.

10.7        Time Warner 1997 Stock Option Plan, as amended through
            March 16, 2000.

10.8        Time Warner 1988 Restricted Stock Plan for Non-Employee
            Directors, as amended through March 16, 2000.

10.9        Time Warner 1996 Stock Option Plan for Non-Employee
            Directors, as amended through March 16, 2000.

10.10       Deferred Compensation Plan for Directors of Time Warner, as        *
            amended through November 18, 1993 (which is incorporated
            herein by reference to Exhibit 10.9 to TWCI's 1993
            Form 10-K (File No. 1-8637)).

10.11       Time Warner Retirement Plan for Outside Directors, as             *
            amended through May 16, 1996 (which is incorporated herein by reference to Exhibit 10.9 to the Registrant's 1996
            Form 10-K).

10.12       Amended and Restated Time Warner Inc. Annual Bonus Plan for        *
            Executive Officers (which is incorporated herein by
            reference to Annex A to TWCI's definitive Proxy Statement
            dated March 30, 1995 used in connection with TWCI's 1995
            Annual Meeting of Stockholders (File No. 1-8637)).

10.13       Time Warner Inc. Deferred Compensation Plan (the 'Deferred         *
            Compensation Plan') (which is incorporated herein by Reference to Exhibit 4 to the Registrant's Registration Statement on
            Form S-8 filed with the Commission on December 18, 1998
            (Registration No. 333-69161)).

10.14       Amendment No. 1 to the Deferred Compensation Plan, effective on
            June 18, 1999.

10.15       Amendment No. 2 to the Deferred Compensation Plan, effective on
            September 13, 1999.

10.16       Amendment No. 3 to the Deferred Compensation Plan, effective on
            October 25, 1999 except where otherwise indicated.

10.17       Amendment No. 4 to the Deferred Compensation Plan, effective on
            October 25, 1999 except where otherwise indicated.

10.18       Amendment No. 5 to the Deferred Compensation Plan, effective on
            November 15, 1999, except where otherwise indicated.

                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
 NUMBER                            DESCRIPTION                              NUMBER
 ------                            -----------                              ------
10.19       Amendment No. 6 to the Deferred Compensation Plan, effective on
            March 15, 2000, except where otherwise indicated.

10.20       Amended and Restated Employment Agreement effective as of          *
            January 1, 1998, as amended December 2, 1998, between the
            Registrant and Gerald M. Levin (which is incorporated herein by reference to Exhibit 10.13 to the Registrant's 1998
            Form 10-K).

10.21       Amended and Restated Employment Agreement effective as of          *
            January 1, 1998, as amended December 15, 1998, between the
            Registrant and R.E. Turner ('Turner') (which is incorporated herein by reference to Exhibit 10.14 to the Registrant's
            1998 Form 10-K).

10.22       Amended and Restated Employment Agreement effective as of          *
            January 1, 1999, between the Registrant and Richard D.
            Parsons (which is incorporated herein by reference to
            Exhibit 10.15 to the Registrant's 1998 Form 10-K).

10.23       Amended and Restated Employment Agreement effective as of          *
            January 1, 1998, as amended December 2, 1998, between the
            Registrant and Peter R. Haje (which is incorporated herein by reference to Exhibit 10.16 to the Registrant's 1998
            Form 10-K).

10.24       Amended and Restated Employment Agreement effective as of          *
            January 1, 1999, between the Registrant and Richard J.
            Bressler (which is incorporated herein by reference to
            Exhibit 10.17 to the Registrant's 1998 Form 10-K).

10.25       Amended and Restated Employment Agreement effective as of          *
            April 1, 1998, as amended December 2, 1998, between the
            Registrant and Timothy A. Boggs (which is incorporated
            herein by reference to Exhibit 10.18 to the Registrant's
            1998 Form 10-K).

10.26       Amended and Restated Employment Agreement effective as of          *
            April 1, 1998, as amended December 2, 1998, between the
            Registrant and John A. LaBarca (which is incorporated herein by reference to Exhibit 10.19 to the Registrant's 1998
            Form 10-K).

10.27       Employment Agreement effective as of January 11, 1999              *
            between the Registrant and Andrew J. Kaslow (which is
            incorporated herein by reference to Exhibit 10.20 to the
            Registrant's 1998 Form 10-K).

10.28 Employment Agreement effective as of July 1, 1999, between the Registrant and Joan N. Sumner.

10.29 Employment Agreement effective as of July 12, 1999, between the Registrant and Joseph A. Ripp.

10.30 Employment Agreement effective as of January 1, 2000, between the Registrant and Christopher P. Bogart.

10.31 Employment Agreement effective as of January 1, 2000, between the Registrant and Edward A. Adler.

10.32       Voting Agreement dated as of January 10, 2000 between AOL          *
            and certain stockholders of the Registrant (which is
            incorporated herein by reference to Exhibit 99.1 of the
            Registrant's January 2000 Form 8-K).

10.33       Stock Option Agreement dated as of January 10, 2000 between        *
            AOL and the Registrant (which is incorporated herein by
            reference to Exhibit 99.2 of the Registrant's January 2000
            Form 8-K).

10.34       Stock Option Agreement dated as of January 10, 2000 between        *
            AOL and the Registrant (which is incorporated herein by
            reference to Exhibit 99.3 of the Registrant's January 2000
            Form 8-K).

10.35       Second Amended and Restated LMC Agreement dated as of              *
            September 22, 1995 among TWCI, Liberty Media Corporation
            ('LMC'), TCI Turner Preferred, Inc. ('TCITP'), Communication
            Capital Corp. ('CCC') and United Cable Turner Investment,
            Inc. (which is incorporated herein by reference to
            Exhibit 10(a) to TWCI's Current Report on Form 8-K dated
            September 6, 1996 (File No. 1-8637) ('TWCI's September 1996
            Form 8-K')).

                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
 NUMBER                            DESCRIPTION                              NUMBER
 ------                            -----------                              ------
10.36       Agreement Containing Consent Order dated August 14, 1996           *
            among TWCI, TBS, Tele-Communications, Inc., LMC and the
            Federal Trade Commission (which is incorporated herein by
            reference to Exhibit 2(b) to TWCI's September 1996
            Form 8-K).

10.37       Stockholders' Agreement dated as of October 10, 1996 among         *
            the Registrant, Turner, TCITP, Liberty Broadcasting Inc.
            CCC, Turner Outdoor Inc. ('Turner Outdoor') and Turner
            Partners, L.P. ('Turner's Partners') (which is incorporated herein by reference to Exhibit 10.22 to the Registrant's
            1996 Form 10-K).


10.38       Investors Agreement (No. 1) dated as of October 10, 1996           *
            among the Registrant, Turner, Turner Outdoor and Turner
            Partners (which is incorporated herein by reference to
            Exhibit 10.23 to the Registrant's 1996 Form 10-K).

10.39       Investors Agreement (No. 2) dated as of October 10, 1996           *
            among the Registrant, Turner Foundation, Inc. ('Turner
            Foundation') and Robert E. Turner Charitable Remainder
            Unitrust No. 2 ('Turner Trust') (which is incorporated
            herein by reference to Exhibit 10.24 to the Registrant's
            1996 Form 10-K).

10.40       Credit Agreement dated as of November 10, 1997 among the           *
            Registrant, TWCI, TWE, TBS, Time Warner
            Entertainment-Advance/Newhouse Partnership ('TWE-A/N
            Partnership') and TWI Cable Inc., as Credit Parties, Chase
            Manhattan, as Administrative Agent, Bank of America National
            Trust and Savings Association, BONY and Morgan Guaranty
            Trust Company of New York, as Documentation and Syndication
            Agents and Chase Securities Inc., as Arranger (which is
            incorporated herein by reference to Exhibit 10.26 to the
            Registrant's 1997 Form 10-K).

10.41       Agreement of Limited Partnership, dated as of October 29,          *
            1991, as amended by the Letter Agreement, dated February 11,
            1992, and the Letter Agreement dated June 23, 1992, among
            TWCI and certain of its subsidiaries, ITOCHU Corporation
            ('ITOCHU') and Toshiba Corporation ('Toshiba') ('TWE
            Partnership Agreement, as amended') (which is incorporated herein by reference to Exhibit (A) to TWCI's Current Report on Form 8-K dated October 29, 1991 (File No. 1-8637) and
            Exhibit 10(b) and 10(c) to TWCI's July 1992 Form 8-K).

10.42       Admission Agreement, dated as of May 16, 1993, between TWE         *
            and US WEST, Inc. ('US West') (which is incorporated herein by reference to Exhibit 10(a) to TWE's Current Report on
            Form 8-K dated May 16, 1993 (File No. 1-12878)).

10.43       Amendment Agreement, dated as of September 14, 1993, among         *
            ITOCHU, Toshiba, TWCI, US West and certain of their
            respective subsidiaries, amending the TWE Partnership
            Agreement, as amended (which is incorporated herein by
            reference to Exhibit 3.2 to TWE's 1993 Form 10-K).

10.44       Restructuring Agreement dated as of August 31, 1995 among          *
            TWCI, ITOCHU and ITOCHU Entertainment Inc. (which is
            incorporated herein by reference to Exhibit 2(a) to TWCI's
            Current Report on Form 8-K dated August 31, 1995 (File No.
            1-8637) ('TWCI's August 1995 Form 8-K')).

10.45       Restructuring Agreement dated as of August 31, 1995 between        *
            TWCI and Toshiba (including Form of Registration Rights
            Agreement, between TWCI and Toshiba) (which is incorporated herein by reference to Exhibit 2(b) to TWCI's August 1995
            Form 8-K).

10.46       Option Agreement, dated as of September 15, 1993, between          *
            TWE and US West (which is incorporated herein by reference to Exhibit 10.9 to TWE's 1993 Form 10-K) (File No. 1-12878)).


                                                                          SEQUENTIAL
 EXHIBIT                                                                     PAGE
 NUMBER                            DESCRIPTION                              NUMBER
 ------                            -----------                              ------
10.47       Contribution Agreement dated as of September 9, 1994 among         *
            TWE, Advance Publications, Inc. ('Advance Publications'),
            Newhouse Broadcasting Corporation ('Newhouse'),
            Advance/Newhouse Partnership ('Advance/Newhouse'), and
            TWE-AN Partnership (which is incorporated herein by
            reference to Exhibit 10(a) to TWE's Current Report on
            Form 8-K dated September 9, 1994 (File No. 1-12878)
            ('TWE's September 1994 Form 8-K')).

10.48       Partnership Agreement, dated as of September 9, 1994,              *
            between TWE and Advance/Newhouse (which is incorporated
            herein by reference to Exhibit 10(b) to TWE's September 1994
            Form 8-K).

10.49       Letter Agreement dated April 1, 1995 among TWE,                    *
            Advance/Newhouse, Advance Publications and Newhouse (which is incorporated herein by reference to Exhibit 10(c) to
            TWE's Current Report on Form 8-K dated April 1, 1995
            (File No. 1-12878)).

10.50       Amended and Restated Transaction Agreement, dated as of            *
            October 27, 1997 among Advance Publications,
            Advance/Newhouse, TWE, TW Holding Co. and TWE-AN Partnership
            (which is incorporated herein by reference to Exhibit 99(c)
            to the Registrant's Current Report on Form 8-K dated
            October 27, 1997).

10.51       Transaction Agreement No. 2 dated as of June 23, 1998 among        *
            Advance Publications, Newhouse, Advance/Newhouse, TWE,
            Paragon Communications ('Paragon') and TWE-AN Partnership
            (which is incorporated herein by reference to Exhibit 10.38 to the Registrant's 1998 Form 10-K).

10.52       Transaction Agreement No. 3 dated as of September 15, 1998         *
            among Advance Publications, Newhouse, Advance/Newhouse, TWE,
            Paragon and TWE-AN Partnership (which is incorporated herein by reference to Exhibit 10.39 to the Registrant's 1998
            Form 10-K).

10.53       First Amendment to the Partnership Agreement of TWE-AN             *
            Partnership dated as of February 12, 1998 among TWE,
            Advance/Newhouse and TW Holding Co. (which is incorporated herein by reference to Exhibit 10.40 to the Registrant's
            1998 Form 10-K).

10.54       Second Amendment to the Partnership Agreement of TWE-AN            *
            Partnership dated as of December 31, 1998 among TWE,
            Advance/Newhouse and Paragon (which is incorporated herein by reference to Exhibit 10.41 to the Registrant's 1998
            Form 10-K).

10.55       Third Amendment to the Partnership Agreement of TWE-AN             *
            Partnership dated as of March 1, 1999 among TWE,
            Advance/Newhouse and Paragon (which is incorporated herein by reference to Exhibit 10.42 of the Registrant's 1998
            Form 10-K).

12.1        Ratio of Earnings to Fixed Charges of the Registrant.

12.2        Ratio of Earnings to Fixed Charges of TWE.

21          Subsidiaries of the Registrant.

23          Consent of Ernst & Young LLP, Independent Auditors.

27          Financial Data Schedule.

99.1 Annual Report on Form 11-K of the Time Warner Savings Plan for the year ended December 31, 1999 (to be filed by amendment).

99.2 Annual Report on Form 11-K of the Time Warner Thrift Plan for the year ended December 31, 1999 (to be filed by amendment).

99.3 Annual Report on Form 11-K of the TWC Savings Plan for the year ended December 31, 1999 (to be filed by amendment).


---------

* Incorporated by reference.

    The Registrant hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.