Form 10-Q
period 2000-03-31
TIME WARNER INC/
filed 2000-05-15
CIK 1021387

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended March 31, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from ________________ to _______________ .

Commission file number 1-12259
                       -------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock - $.01 par value                        1,201,618,569
    Series LMCN-V Common Stock - $.01 par value           114,123,884
    --------------------------------------------        ---------------
             Description of Class                      Shares Outstanding
                                                      as of  April 30, 2000

                              TIME WARNER INC. AND
                     TIME WARNER ENTERTAINMENT COMPANY, L.P.


                               INDEX TO FORM 10-Q

                                                                     Page
                                                              -----------------
                                                              Time
                                                              Warner      TWE
                                                              ------      ---

PART I.  FINANCIAL INFORMATION
     Management's discussion and analysis of results
          of operations and financial condition............     1          28
     Consolidated balance sheet at March 31, 2000
          and December 31, 1999............................    10          34
     Consolidated statement of operations for the
          three months ended March 31, 2000 and 1999.......    11          35
     Consolidated statement of cash flows for the three
           months ended March 31, 2000 and 1999............    12          36
     Consolidated statement of shareholders' equity
          and partnership capital..........................    13          37
     Notes to consolidated financial statements............    14          38
     Supplementary information.............................    22


PART II.  OTHER INFORMATION................................    44

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

Investment in TWE

         A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming and digital media, are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"). The 1999 financial statements reflect the consolidation of TWE and certain related companies (referred to as the Entertainment Group), retroactive to the beginning of 1999.

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

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


Transactions Affecting Comparability of Results of Operations

         As more fully described herein, the comparability of Time Warner's operating results has been affected by certain significant transactions and nonrecurring items in each period.

         For 2000, the significant, nonrecurring items included (i) pretax gains of approximately $28 million relating to the sale or exchange of various cable television systems and investments, (ii) a noncash pretax charge of approximately $220 million relating to the write-down of Time Warner's carrying value of its investment in the Columbia House Company Partnerships ("Columbia House"), a 50%-owned equity investee and (iii) transaction costs of approximately $46 million relating to Time Warner's proposed merger with America Online, Inc. ("America Online").

         For 1999, the significant, nonrecurring item was an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement.

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

         In addition to the above significant and nonrecurring items, the comparability of Time Warner's Publishing division results has been affected by the deconsolidation of Book-of-the-Month Club after its operations were contributed to a joint venture with Doubleday Direct, Inc. ("Doubleday"), a leading consumer book club group owned by Bertelsmann AG, as discussed in Note 2 to the accompanying consolidated financial statements. While this transaction had a significant effect on the comparability of the Publishing division's EBITA and operating income, it did not have a significant effect on the comparability of Time Warner's net income and per share results.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


RESULTS OF OPERATIONS


         EBITA and operating income are as follows:

                                                            Three Months Ended March 31,
                                                    -----------------------------------------
                                                         EBITA              Operating Income
                                                    -----------------       ------------------
                                                    2000      1999(a)       2000       1999(a)
                                                    ----      ----          ----       ----
                                                                    (millions)
Cable Networks.................................   $  364       $  309      $  311      $  259
Publishing(b)..................................      117           94         104          84
Music..........................................       80           89          21          27
Filmed Entertainment(c)........................      194          375         144         325
Broadcasting-The WB Network....................      (31)         (41)        (32)        (42)
Cable(d).......................................      485          403         331         270
Digital Media..................................      (30)           -         (30)          -
Intersegment elimination.......................       (8)          12          (8)         12
                                                   -----        -----       -----       -----

Total..........................................   $1,171       $1,241      $  841      $  935
                                                  ======       ======      ======      ======

--------------
(a)  Effective on January 1, 2000,  management  reclassified Time Warner's share of the segment  operating  results of Columbia House from its Music segment to interest and other, net. Accordingly, segment operating results for 1999 have been reclassified to conform to the 2000 presentation.
(b)  1999  results  include  losses  from  Book-of-the-Month   Club,  which  was
     deconsolidated  in 2000 after its  operations  were  contributed to a joint venture with  Doubleday.  Equity losses for 2000 are classified in interest and  other,  net.  During  the  three  months  ended  March 31,  1999,  the
     Publishing division's operating results included EBITA losses of $9 million and operating losses of $10 million relating to Book-of-the-Month Club.
(c)  1999  results  include a net  pretax  gain of  approximately  $215  million relating to the early termination and settlement of a long-term, home video distribution agreement.
(d)  2000 results include pretax gains of approximately  $28 million relating to the sale or exchange of certain cable television systems and investments.


Consolidated Results

         Time Warner had revenues of $6.549 billion and a net loss of $96 million for the three months ended March 31, 2000, compared to revenues of $6.091 billion and net income of $138 million for the three months ended March 31, 1999. After preferred dividend requirements, Time Warner had a basic and diluted net loss per common share of $.08 in 2000, compared to basic and diluted net income of $.10 per common share in 1999.

         As previously described, the comparability of Time Warner's operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items consisted of approximately $238 million of net pretax losses in 2000, compared to $215 million of net pretax gains in 1999. The aggregate net effect of these items was to decrease basic and diluted net income per common share by $.13 in 2000 and to increase basic and diluted net income per common share by $.10 in 1999.

         Time Warner's net income decreased to a net loss of $96 million in 2000, compared to net income of $138 million in 1999. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $54 million to $65 million in 2000 from $11 million in 1999. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's business segment operating income, offset in part by higher interest expense principally due to higher market interest rates on variable-rate debt. Similarly, normalized basic and diluted net income per common share, excluding the effect of significant nonrecurring items, increased to $.05 in 2000, compared to breakeven in 1999.

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

Business Segment Results

         Cable Networks. Revenues increased to $1.586 billion in 2000, compared to $1.364 billion in 1999. EBITA increased to $364 million in 2000 from $309 million in 1999. Operating income increased to $311 million in 2000 from $259 million in 1999. Revenues grew due to increases at both the Turner cable networks group and HBO. For the Turner cable networks group, revenues benefited from increases in advertising and subscription revenues. The increase in advertising revenues was principally due to a strong overall advertising market for most of the group's networks, including CNN, TBS Superstation, TNT and Cartoon Network. The increase in subscription revenues was principally due to an increase in subscriptions and higher rates, primarily led by revenue increases at CNN, TBS Superstation, TNT and Turner Classic Movies. For HBO, revenues benefited primarily from an increase in subscriptions.

         Likewise, EBITA and operating income were higher due to improved results at both the Turner cable networks group and HBO. For the Turner cable networks group, the increase in EBITA and operating income was principally due to the revenue gains and a small gain on the sale of an investment, offset in part by higher programming costs and lower results at World Championship Wrestling. For HBO, the increase in EBITA and operating income was principally due to the revenue gains and increased cost savings, offset in part by lower gains from the sale of certain investments.

         Publishing. Revenues decreased to $939 million in 2000, compared to $974 million in 1999. EBITA increased to $117 million in 2000 from $94 million in 1999. Operating income increased to $104 million in 2000 from $84 million in 1999. As described further below, the comparability of the Publishing division's operating results was affected by a transaction in 2000 involving Book-of-the-Month Club.

         In the first quarter of 2000, the operations of Book-of-the-Month Club were deconsolidated after being contributed to a joint venture with the domestic book club operations of Doubleday. Time Warner is accounting for its interest in the joint venture under the equity method of accounting and Time Warner's equity in the net loss of the joint venture for 2000 is classified in interest and other, net, in the accompanying statement of operations. As such, the Publishing division's revenue and operating results for 2000 exclude the operations of Book-of-the-Month Club. During the three months ended March 31, 1999, the Publishing division's operating results included revenues of $66 million, EBITA losses of $9 million and operating losses of $10 million relating to Book-of-the-Month Club.

         Excluding  the 1999  operations  of  Book-of-the-Month  Club,  revenues increased primarily from significant, across-the-board growth in magazine advertising revenues, offset in part by marginally lower magazine circulation revenues. The increase in advertising revenues was principally due to a strong overall advertising market for the division's magazines, primarily led by Fortune, In Style and Entertainment Weekly. Excluding the 1999 operations of Book-of-the-Month Club, EBITA and operating income increased principally as a result of the revenue gains and increased cost savings, including pension-related savings. In addition, EBITA and operating income for 2000 included approximately $30 million of gains on the sale of assets. However, those gains did not affect operating trends because they were more than offset by the combination of higher start-up costs in 2000 for new magazine launches, severance costs in 2000 related to certain restructuring efforts and lower gains on the sale of assets recognized in 1999.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Music. Revenues decreased to $917 million in 2000, compared to $936 million in 1999. EBITA decreased to $80 million in 2000 from $89 million in 1999 after giving effect to the Columbia House reclassification described earlier. Operating income decreased to $21 million in 2000 from $27 million in 1999 after giving effect to the Columbia House reclassification. Revenues decreased primarily due to lower domestic recorded music sales, offset in part by increased revenues from DVD manufacturing operations. The revenue decline principally related is accurate to lower sales of new releases and carryover product in comparison to the prior year. EBITA and operating income decreased principally as a result of the decline in revenues, offset in part by lower artist royalty costs and higher income from DVD manufacturing operations.

         Filmed Entertainment. Revenues increased to $1.880 billion in 2000, compared to $1.697 billion in 1999. EBITA decreased to $194 million in 2000 compared to $375 million in 1999. Operating income decreased to $144 million in 2000, compared to $325 million in 1999. Revenues grew primarily due to increases at both Warner Bros. and the Turner filmed entertainment businesses. For Warner Bros., revenues benefited from increases in the distribution of both theatrical and television product, offset in part by lower revenues from consumer product operations. Warner Bros.'s revenues from the distribution of theatrical product increased principally due to higher worldwide home video and DVD sales, higher revenues from worldwide television exhibition and higher domestic revenues from theatrical exhibition, offset in part by lower international revenues from theatrical exhibition. Warner Bros.'s revenues from the distribution of television product increased principally due to higher aggregate revenues from pay-TV, basic cable, broadcast network and syndicated television exhibition. For the Turner filmed entertainment businesses, revenues benefited principally from the licensing of library product.

         Operating results for 1999 included an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement. Excluding the effect of this item, EBITA and operating income were higher due to improved results at both Warner Bros. and the Turner filmed entertainment businesses. For Warner Bros., EBITA and operating income increased primarily as a result of the revenue gains, offset in part by lower investment-related income. For the Turner filmed entertainment businesses, EBITA and operating income increased as a result of the revenue gains and lower film and television-related production costs.

         Broadcasting - The WB Network. Revenues increased to $102 million in 2000, compared to $79 million in 1999. EBITA improved to a loss of $31 million in 2000 from a loss of $41 million in 1999. Operating losses decreased to $32 million in 2000 from $42 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

         Cable. Revenues increased to $1.447 billion in 2000, compared to $1.296 billion in 1999. EBITA increased to $485 million in 2000 from $403 million in 1999. Operating income increased to $331 million in 2000 from $270 million in 1999. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising revenues and increases from the deployment of digital cable and high-speed online services. The operating results of the Cable division were affected by pretax gains of approximately $28 million recognized in 2000 related to the sale or exchange of various cable television systems and investments. Excluding these gains, EBITA and operating income increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Digital Media. Digital Media operating results reflect start-up costs associated with Time Warner's digital media businesses. Digital Media had $30 million of operating losses on $2 million of revenues in 2000. Due to the start-up nature of these businesses, losses are expected to continue in 2000.

         Interest and Other, Net. Interest and other, net, increased to $808 million of expense in 2000, compared to $506 million of expense in 1999. Interest expense increased to $398 million in 2000, compared to $366 million in 1999. Interest expense increased principally as a result of higher market interest rates on variable-rate debt. Other expense, net, increased to $410 million in 2000 from $140 million in 1999. Other expense, net increased primarily because of a $220 million noncash pretax charge in 2000 to reduce the carrying value of Time Warner's investment in Columbia House and transaction costs of $46 million in 2000 relating to the Time Warner's proposed merger with America Online.

         Minority Interest. Minority interest expense decreased to $54 million in 2000, compared to $85 million in 1999. The decrease in minority interest expense was principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

FINANCIAL CONDITION AND LIQUIDITY
March 31, 2000

Financial Condition

         At March 31, 2000, Time Warner had $17.7 billion of debt, $848 million of cash and equivalents (net debt of $16.9 billion), $1.245 billion of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary and $10.3 billion of shareholders' equity, compared to $18.1 billion of debt, $1.3 billion of cash and equivalents (net debt of $16.8 billion), $1.243 billion of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary and $9.7 billion of shareholders' equity at December 31, 1999.

Cash Flows

         During the first three months of 2000, Time Warner's cash provided by operations amounted to $399 million and reflected $1.171 billion of business segment EBITA, $308 million of noncash depreciation expense, less $473 million of interest payments, $100 million of income taxes, $43 million of corporate expenses, $98 million of proceeds repaid under Time Warner's asset securitization program and $366 million related to an increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $816 million for the first three months of 1999 reflected $1.241 billion of business segment EBITA, $279 million of noncash depreciation expense and $94 million of proceeds received under Time Warner's asset securitization program, less $451 million of interest payments, $97 million of income taxes, $40 million of corporate expenses and $210 million related to an increase in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $660 million in the first three months of 2000, compared to $389 million in the first three months of 1999. This increase was principally due to an increase in cash used for acquisitions and investments and higher capital expenditures, offset in part by increased cash proceeds from the sale of investments. Capital expenditures increased to $544 million in the first three months of 2000, compared to $442 million in the first three months of 1999.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Cash used by financing activities was $175 million in the first three months of 2000, compared to $248 million in the first three months of 1999. The use of cash in 2000 principally resulted from $350 million of debt reduction, the repurchase of approximately 930 thousand shares of Time Warner common stock at an aggregate cost of $65 million and the payment of $67 million of dividends, offset in part by $290 million of proceeds received principally from the exercise of employee stock options. Cash used by financing activities in the first three months of 1999 principally resulted from the repurchase of approximately 5.1 million shares of Time Warner common stock at an aggregate cost of $330 million, the redemption of preferred stock of a subsidiary at an aggregate cost of $217 million and the payment of $75 million of dividends, offset in part by a $30 million increase in net borrowings, $205 million of borrowings against future stock option proceeds and $156 million of proceeds received principally from the exercise of employee stock options. The lower level of share repurchases in the first quarter of 2000 in comparison to the prior year relates to the suspension of Time Warner's stock repurchase program in early January 2000 as a result of Time Warner's agreement to merge with America Online.

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

Cable Capital Spending

         Time  Warner   Cable  has  been  engaged  in  a  plan  to  upgrade  the
technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable amounted to $419 million in 2000, compared to $321 million in 1999. Cable capital spending for the remainder of 2000 is budgeted to be approximately $1.6 billion, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services. Capital spending by Time Warner Cable is expected to continue to be funded by cable operating cash flow.

Filmed Entertainment Backlog

         Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of Time Warner's filmed entertainment companies amounted to $3.328 billion at March 31, 2000, compared to $3.595 billion at December 31, 1999 (including amounts relating to the licensing of film product to Time Warner's cable television networks of $1.110 billion at March 31, 2000 and $1.176 billion at December 31, 1999).

         Because backlog generally relates to contracts for the licensing of theatrical and television product which already have been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


licensing  fees  are  collected  periodically  over  the  term  of  the  related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. As of March 31, 2000, including cash received under the securitization facility and other advanced payments, approximately $600 million of cash licensing fees had been collected against the backlog. The backlog excludes advertising barter contracts, which also are expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

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

         Time Warner operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. Time Warner's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in Time Warner's other filings with the SEC and:

o For Time Warner's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as "digital must-carry" or common carrier requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable and high-speed on-line services or telephony over cable or video on demand) to function properly, to appeal to enough consumers or to be available at reasonable prices and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

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

o For Time Warner's print media and publishing businesses, increases in paper, postal and distribution costs; the introduction and increased popularity of alternative technologies for the provision of news and information, such as the Internet; and fluctuations in advertiser and consumer spending.

o For Time Warner's digital media businesses, their ability to locate and invest in profitable businesses, to develop products and services that are attractive, accessible and commercially viable in terms of content, technology and cost; their ability to manage costs and generate revenues; aggressive competition from existing and developing technologies and products; the resolution of issues concerning commercial activities via the Internet, including security, reliability, cost, ease of use and access; and the possibility of increased government regulation of new media services.

o The risks related to the Company's merger with America Online (the "Merger"), including the failure of the Time Warner or America Online shareholders to approve the Merger; the risk that the Time Warner and America Online businesses will not be integrated successfully; the costs related to the Merger; the inability to obtain, or meet conditions imposed for, governmental approvals for the Merger; and other factors generally affecting the businesses of the combined company.

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

                                TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                  March 31,  December 31,
                                                                                    2000         1999
                                                                                  --------   ------------
                                                                                     (millions, except
                                                                                    per share amounts)
ASSETS
Current assets
Cash and equivalents..............................................................$    848      $ 1,284
Receivables, less allowances of $1.645 and $1.682 billion.........................   4,235        4,931
Inventories.......................................................................   2,139        2,182
Prepaid expenses..................................................................   1,654        1,464
                                                                                   -------       ------

Total current assets..............................................................   8,876        9,861

Noncurrent inventories............................................................   4,233        4,201
Investments.......................................................................   2,134        2,096
Property, plant and equipment.....................................................   8,933        8,728
Music catalogues, contracts and copyrights........................................     758          782
Cable television and sports franchises............................................   8,430        8,472
Goodwill..........................................................................  15,319       15,458
Other assets......................................................................   1,530        1,641
                                                                                   -------       ------

Total assets......................................................................$ 50,213      $51,239
                                                                                  ========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable..................................................................$  1,474      $ 1,923
Participations, royalties and programming costs payable...........................   2,898        2,967
Debt due within one year..........................................................      22           22
Other current liabilities.........................................................   4,255        4,758
                                                                                   -------       ------

Total current liabilities.........................................................   8,649        9,670

Long-term debt ...................................................................  17,734       18,083
Borrowings against future stock option proceeds...................................   1,245        1,243
Deferred income taxes.............................................................   4,033        4,234
Unearned portion of paid subscriptions............................................     780          762
Other liabilities.................................................................   3,768        3,773
Minority interests................................................................   3,165        3,186
Mandatorily redeemable preferred securities of a subsidiary holding solely
   debentures of a subsidiary of the Company......................................     575          575

Shareholders' equity
Preferred stock, $.10 par value, 5.4 and 8.4 million shares outstanding,
   $.540 and $.840 billion liquidation preference.................................       1            1
Series LMCN-V Common Stock, $.01 par value, 114.1 million shares outstanding......       1            1
Common stock, $.01 par value, 1.201 and 1.173 billion shares outstanding..........      12           12
Paid-in capital...................................................................  14,745       12,998
Accumulated deficit...............................................................  (4,495)      (3,299)
                                                                                   -------       ------

Total shareholders' equity........................................................  10,264        9,713
                                                                                   -------       ------

Total liabilities and shareholders' equity........................................$ 50,213      $51,239
                                                                                  ========      =======

See accompanying notes.


                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                      2000       1999
                                                                                      ----       ----
                                                                                       (millions, except
                                                                                      per share amounts)
Revenues(a).......................................................................$  6,549      $ 6,091

Cost of revenues(a)(b)............................................................  (3,661)      (3,319)
Selling, general and administrative(a)(b).........................................  (1,745)      (1,746)
Amortization of goodwill and other intangible assets..............................    (330)        (306)
Gain on sale or exchange of cable systems and investments.........................      28            -
Gain on early termination of video distribution agreement.........................       -          215
                                                                                   -------       ------

Business segment operating income.................................................     841          935
Interest and other, net(a)........................................................    (808)        (506)
Corporate expenses................................................................     (43)         (40)
Minority interest.................................................................     (54)         (85)
                                                                                   -------       ------

Income (loss) before income taxes.................................................     (64)         304
Income taxes......................................................................     (32)        (166)
                                                                                   -------       ------

Net income (loss).................................................................     (96)         138
Preferred dividend requirements...................................................      (5)         (18)
                                                                                   -------       ------

Net income (loss) applicable to common shares.....................................$   (101)     $   120
                                                                                  ========      =======

Basic and diluted income (loss) per common share:

Net income (loss).................................................................$   (.08)     $   .10
                                                                                  ========      =======

Average common shares............................................................. 1,301.5      1,243.1
                                                                                  ========      =======
--------------
(a) Includes the following income (expenses) resulting from transactions with related companies:
      Revenues....................................................................$     92      $   129
      Cost of revenues............................................................     (29)         (45)
      Selling, general and administrative.........................................      (5)           8
      Interest and other, net.....................................................      (7)           1

(b)   Includes depreciation expense of:...........................................$    308      $   279
                                                                                  ========      =======

See accompanying notes.


                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                      2000       1999
                                                                                      ----       ----
                                                                                         (millions)
OPERATIONS
Net income (loss)................................................................. $   (96)     $   138
Adjustments for noncash and nonoperating items:
   Depreciation and amortization..................................................     638          585
   Amortization of film costs.....................................................     556          568
   Equity in losses of investee companies after distributions.....................     101          105
Changes in operating assets and liabilities.......................................    (800)        (580)
                                                                                    ------       ------

Cash provided by operations.......................................................     399          816
                                                                                    ------       ------

INVESTING ACTIVITIES
Consolidation of the Entertainment Group's cash and cash equivalents..............       -           87
Investments and acquisitions......................................................    (321)         (92)
Capital expenditures..............................................................    (544)        (442)
Investment proceeds...............................................................     205           58
                                                                                    ------       ------

Cash used by investing activities.................................................    (660)        (389)
                                                                                    ------       ------

FINANCING ACTIVITIES
Borrowings........................................................................   1,051        1,276
Debt repayments...................................................................  (1,401)      (1,246)
Borrowings against future stock option proceeds...................................       2          205
Repurchases of Time Warner common stock...........................................     (65)        (330)
Dividends paid....................................................................     (67)         (75)
Redemption of preferred stock of a subsidiary.....................................       -         (217)
Proceeds received from stock option and dividend reinvestment plans...............     290          156
Other.............................................................................      15          (17)
                                                                                    ------       ------

Cash used by financing activities.................................................    (175)        (248)
                                                                                    ------       ------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.......................................    (436)         179

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.......................................   1,284          442
                                                                                    ------       -----

CASH AND EQUIVALENTS AT END OF PERIOD............................................. $   848      $   621
                                                                                   =======      =======

See accompanying notes.


                                TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                    2000         1999
                                                                                    ----         ----
                                                                                       (millions)
BALANCE AT BEGINNING OF PERIOD.................................................... $ 9,713      $ 8,852

Net income (loss).................................................................     (96)         138
Other comprehensive income (loss).................................................       7            3
                                                                                     -----        -----
Comprehensive income (loss).......................................................     (89)         141

Common stock dividends............................................................     (59)         (57)
Preferred stock dividends.........................................................      (5)         (18)
Repurchases of Time Warner common stock...........................................     (65)        (330)
Other, principally shares issued pursuant to stock option, dividend
   reinvestment and benefit plans.................................................     769          313
                                                                                     -----        -----


BALANCE AT END OF PERIOD.......................................................... $10,264      $ 8,901
                                                                                   =======      =======

See accompanying notes.


                                TIME WARNER INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         Time Warner Inc. ("Time Warner" or the "Company") is the world's leading media and entertainment company. Time Warner's principal business objective is to create and distribute branded information and entertainment copyrights throughout the world. Time Warner classifies its business interests into six fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; Music, consisting principally of interests in recorded music and music publishing; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses.

         Each of the business interests within Cable Networks, Publishing, Music, Filmed Entertainment, Cable and Digital Media is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) leading cable television networks, such as HBO, Cinemax, CNN, TNT and TBS Superstation, (2) magazine franchises, such as Time, People and Sports Illustrated, (3) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International, (4) the unique and extensive film, television and animation libraries owned or managed by Warner Bros. and New Line Cinema, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (5) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for the Company's collection of children's cartoons and television programming, (6) Time Warner Cable, currently the largest operator of cable television systems in the U.S. and (7) Internet websites, such as CNN.com and Entertaindom.com.

         Financial information for Time Warner's various business segments is presented herein as an indication of financial performance (Note 6). Except for start-up losses incurred in connection with The WB Network and Digital Media, Time Warner's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business segments amounted to $330 million in 2000 and $306 million in 1999.

Basis of Presentation

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

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


("MediaOne"). Time Warner's 1999 financial statements and segment information reflect the consolidation of the Entertainment Group, which substantially consists of TWE, retroactive to the beginning of 1999.

Interim Financial Statements

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in its Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

Reclassifications

         Certain reclassifications have been made to the prior year's financial information to conform to the 2000 presentation, including a reclassification of the Music segment's operating results for 1999 to reflect a change in how management classifies Time Warner's share of the operating results of the Columbia House Company Partnerships ("Columbia House"), a 50%-owned equity investee. Effective on January 1, 2000, management reclassified Time Warner's share of the operating results of Columbia House from its Music segment to interest and other, net. This reclassification resulted primarily from the planned restructuring of Columbia House's traditional direct-marketing business and an increasing dependency on the sale of video product.

2.       SIGNIFICANT TRANSACTIONS

America Online-Time Warner Merger

         In January 2000, Time Warner and America Online, Inc. ("America Online") announced that they had entered into an agreement to merge (the "Merger") by forming a new holding company named AOL Time Warner Inc. ("AOL Time Warner"). As part of the Merger, each issued and outstanding share of each class of common stock of Time Warner will be converted into 1.5 shares of an identical series of common stock of AOL Time Warner. In addition, each issued and outstanding share of each class of preferred stock of Time Warner will be converted into one share of preferred stock of AOL Time Warner, which will have substantially identical terms except that such shares will be convertible into approximately 6.25 shares of AOL Time Warner common stock. Lastly, each issued and outstanding share of common stock of America Online will be converted into one share of common stock of AOL Time Warner.

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

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Warner-EMI Music Merger

         In January 2000, Time Warner and EMI Group plc ("EMI") announced they had entered into an agreement to combine their global music operations into two jointly owned ventures, to be referred to collectively as Warner EMI Music. Time Warner will control the ventures through majority board representation, among other factors, and will account for the transaction under the purchase method of accounting for business combinations.

         As part of the transaction, each company will contribute its music operations to the ventures, subject to a comparable amount of debt. As of December 31, 1999, EMI had approximately $1.5 billion of net debt. EMI shareholders also will receive an aggregate, special cash dividend of approximately $1.3 billion. This dividend is expected to be financed through a combination of proceeds from debt incurred or assumed by the ventures and consideration to be paid by Time Warner directly to EMI for a new class of EMI equity securities. The new class of EMI equity securities to be held by Time Warner will convert automatically into an 8% common equity interest in EMI, on a fully diluted basis, if EMI's share price reaches L9 for a short period of time within the first three-and-a-half years after closing.

         The transaction is expected to close by the end of 2000, subject to customary closing conditions, including regulatory approvals and the approval of EMI's shareholders. There can be no assurance that such approvals will be obtained.

Book-of-The-Month Club Joint Venture

         In the first quarter of 2000, Time Warner formed a jointly owned book club venture with Bertelsmann AG ("Bertelsmann"). The venture combined the domestic operations of Time Warner's Book-of-the-Month Club with the domestic book club operations of Doubleday Direct, Inc. ("Doubleday"), a leading consumer book club group owned by Bertelsmann. In connection with this transaction, Time Warner has deconsolidated its domestic book club operations in 2000 and is accounting for its interest in the joint venture under the equity method of accounting. Time Warner's initial interest in the joint venture was recorded based on the historical cost basis of the contributed net assets. Time Warner did not recognize a gain or loss on the transaction. Time Warner's share of the operating results of the joint venture for the first quarter of 2000 has been included in interest and other, net, in the accompanying consolidated statement of operations.

Columbia House Investment Write-Down

         In July 1999, Time Warner announced an agreement with Sony Corporation of America ("Sony") to merge their jointly owned music and video club operations of Columbia House with CDNOW, Inc. ("CDNOW"), a music and video e-commerce company. Since that time, the parties had been pursuing the receipt of regulatory approvals. While awaiting these approvals, the March 13, 2000 termination date in the merger agreement was reached, and the parties terminated the agreement. Accordingly, the merger will not occur.

         In lieu of the merger, Time Warner and Sony each committed $25.5 million of funding to CDNOW to help support the future growth of its business. Each company's funding will be in the form of a $10.5 million equity investment and a $15 million long-term convertible debt interest.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


         Time Warner is continuing to evaluate strategic alternatives for Columbia House's operations. Those alternatives are focused primarily on ways to improve Columbia House's declining operating performance, including online initiatives, joint ventures and other strategic actions. Management believes that such strategies are important to achieve a turnaround in Columbia House's operating performance and to position it for long-term growth in a highly competitive and rapidly changing business environment.

         With the termination of the CDNOW merger in March 2000, the risk associated with the timely execution of these strategies and the transformation of Columbia House's traditional business model to an online one has increased. As a result, management has concluded that the decline in Columbia House's business is going to continue through the near term. As such, Time Warner recorded a $220 million noncash pretax charge during the first quarter of 2000 to reduce the carrying value of its investment in Columbia House to an estimate of its fair value. The charge has been included in interest and other, net, in the accompanying consolidated statement of operations.

Gain on Sale or Exchange of Cable Television Systems and Investments

         In 2000, largely in an ongoing effort to enhance its geographic clustering of cable television properties, Time Warner continued to sell or exchange various cable television systems and investments. In connection with these transactions, Time Warner Cable recognized pretax gains of approximately $28 million in the first quarter of 2000, which have been included in business segment operating income in the accompanying consolidated statement of operations.

1999 Gain on Termination of Video Distribution Agreement

         In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ("MGM") terminated a long-term distribution agreement under which Warner Bros. had exclusive  worldwide  distribution  rights  for  MGM/United  Artists  home video product.  In  connection  with the  early  termination  and  settlement  of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately $215 million, which has been included in 1999 business segment operating income in the accompanying consolidated statement of operations.

3.       INVESTMENT IN THE ENTERTAINMENT GROUP

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

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported net income of $222 million and $312 million in the three months ended March 31, 2000 and 1999, respectively. Because of the priority rights over allocations of income and distributions of TWE held by the Time Warner General Partners, all of TWE's income was allocated to Time Warner and none was allocated to MediaOne.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements. As such, they are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

4.       INVENTORIES


         Inventories consist of:
                                                                March 31, 2000          December 31, 1999
                                                                --------------          -----------------
                                                              Current  Noncurrent      Current Noncurrent
                                                              -------  ----------      ------- ----------
                                                                              (millions)
         Film costs:
           Released, less amortization.....................  $   697      $   958      $  777     $   966
           Completed and not released......................       92           24          73          17
           In process and other............................        7          882           8         864
           Library, less amortization......................        -        1,526           -       1,554
         Programming costs, less amortization..............      889          843         820         800
         Magazines, books, recorded music and other
           merchandise.....................................      454            -         504           -
                                                              ------       ------       -----      ------

         Total.............................................  $ 2,139      $ 4,233      $2,182     $ 4,201

                                                             =======      =======      ======     =======

5.       MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

6.       SEGMENT INFORMATION

         Time Warner classifies its business interests into six fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; Music, consisting principally of interests in recorded music and music publishing; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses. Time Warner's Digital Media segment commenced operations in the fourth quarter of 1999.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


         Information as to the operations of Time Warner in different business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in Time Warner's 1999 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties.

         As described more fully in Note 1, effective January 1, 2000, management reclassified Time Warner's share of the operating results of Columbia House from its Music division to interest and other, net. As such, segment results for 1999 have been reclassified to conform to the 2000 presentation. Also, as described more fully in Note 2, the comparability of the Publishing division's operating results was affected by a transaction in 2000 involving Book-of-the-Month Club. In connection with that transaction, the operating results of Book-of-the-Month Club were deconsolidated and are no longer included in the Publishing division's operating results for 2000. During the three months ended March 31, 1999, the Publishing division's operating results included revenues of $66 million, EBITA losses of $9 million and operating losses of $10 million relating to Book-of-the-Month Club, whose results are included in interest and other, net, in 2000.

                                                       Three Months
                                                     Ended March 31,
                                                     ----------------
                                                     2000        1999
                                                     ----        ----
                                                        (millions)
Revenues
Cable Networks...................................   $1,586      $1,364
Publishing.......................................      939         974
Music............................................      917         936
Filmed Entertainment.............................    1,880       1,697
Broadcasting-The WB Network......................      102          79
Cable............................................    1,447       1,296
Digital Media....................................        2           -
Intersegment elimination.........................     (324)       (255)
                                                    ------      ------

Total............................................   $6,549      $6,091
                                                    ======      ======

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                       Three Months
                                                      Ended March 31,
                                                     -----------------
                                                     2000        1999
                                                     ----        ----
                                                        (millions)
EBITA(a)
Cable Networks...................................   $  364      $  309
Publishing.......................................      117          94
Music............................................       80          89
Filmed Entertainment(b)..........................      194         375
Broadcasting-The WB Network......................      (31)        (41)
Cable(c).........................................      485         403
Digital Media....................................      (30)          -
Intersegment elimination.........................       (8)         12
                                                    ------      ------

Total............................................   $1,171      $1,241
                                                    ======      ======

---------------
(a) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, Time Warner's business segment operating income was $841 million in 2000 and $935 million in 1999.
(b) Includes a net pretax gain of approximately $215 million in 1999 relating to the early termination and settlement of a long-term, home video distribution agreement.
(c) Includes pretax gains of approximately $28 million in 2000 relating to the sale or exchange of certain cable television systems and investments.


                                                      Three Months
                                                      Ended March 31,
                                                     2000        1999
                                                     ----        ----
                                                         (millions)
Depreciation of Property, Plant and Equipment
Cable Networks..................................    $   33      $   31
Publishing......................................        19          19
Music...........................................        20          17
Filmed Entertainment............................        22          30
Broadcasting-The WB Network.....................         -           -
Cable...........................................       213         182
Digital Media...................................         1           -
                                                     -----       -----

Total...........................................    $  308      $  279
                                                    ======      ======

                                                      Three Months
                                                     Ended March 31,
                                                     2000        1999
                                                     ----        ----
                                                       (millions)
Amortization of Intangible Assets(a)
Cable Networks..................................    $   53      $   50
Publishing......................................        13          10
Music...........................................        59          62
Filmed Entertainment............................        50          50
Broadcasting-The WB Network.....................         1           1
Cable...........................................       154         133
Digital Media...................................         -           -
                                                     -----       -----

Total...........................................    $  330      $  306
                                                    ======      ======
-------------------
(a) Includes amortization relating to all business combinations accounted for by the purchase method, including the $14 billion acquisition of Warner
    Communications Inc. in 1989, the $6.2 billion acquisition of Turner Broadcasting System, Inc. in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


7.       COMMITMENTS AND CONTINGENCIES

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

         TWE also is subject to certain litigation relating to Six Flags. In December 1998, a jury returned an adverse verdict in the Six Flags matter in the amount of $454 million. TWE and its former 51% partner in Six Flags are financially responsible for this judgment. Management believes that there were numerous legal errors in the case and has appealed the verdict. In management's opinion and considering the gain deferred on the sale of Six Flags described on pages F-36 and F-37 of Time Warner's 1999 Form 10-K to cover this potential exposure, the resolution of this matter is not expected to have a material effect on Time Warner's financial statements.

         Time Warner is also subject to numerous legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on Time Warner's financial statements.

8.       ADDITIONAL FINANCIAL INFORMATION

     Cash Flows

         Additional financial information with respect to cash flows is as follows:


                                                                                 Three Months
                                                                                Ended March 31,
                                                                                ---------------
                                                                               2000        1999
                                                                               ----        ----
                                                                                  (millions)
         Cash payments made for interest...................................    $ 473       $ 451
         Cash payments made for income taxes...............................      112         102
         Income tax refunds received.......................................       12           5

     Interest and Other, Net

         Interest and other, net, consists of:
                                                                                  Three Months
                                                                                 Ended March 31,
                                                                                 ---------------
                                                                               2000         1999
                                                                               ----         ----
                                                                                   (millions)
         Interest expense..................................................    $(398)      $(366)
         Other investment-related activity, principally net losses of
           corporate-related equity investees..............................      (78)        (83)
         Write-down of Columbia House investment...........................     (220)          -
         America Online-Time Warner merger costs...........................      (46)          -
         Corporate finance-related activity, principally losses on
          asset securitization programs....................................      (36)        (32)
         Miscellaneous.....................................................      (30)        (25)
                                                                               -----       -----
         Total interest and other, net.....................................    $(808)      $(506)
                                                                               =====       =====

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


                                                              Consolidating Statement of Operations
                                                           For The Three Months Ended March 31, 2000

                                                                                   Non-                     Time
                                              Time          TW                   Guarantor    Elimina-     Warner
                                             Warner      Companies      TBS    Subsidiaries    tions     Consolidated
                                             ------      ---------      ---    ------------   -------    ------------
                                                                          (millions)
Revenues ...................................  $   -       $    -       $ 214       $6,346       $ (11)     $6,549
                                              -----       ------       -----       ------       -----      ------

Cost of revenues(a).........................      -            -         (82)      (3,590)         11      (3,661)
Selling, general and administrative(a)......      -            -         (58)      (1,687)          -      (1,745)
Amortization of goodwill and other
   intangible assets........................      -            -           -         (330)          -        (330)
Gain on sale or exchange of cable systems
   and investments..........................      -            -           -           28           -          28
                                              -----       ------       -----       ------       -----      ------

Business segment operating income...........      -            -          74          767           -         841
Equity in pretax income of consolidated
   subsidiaries.............................     86          126          99            -        (311)          -
Interest and other, net.....................   (127)        (150)        (44)        (466)        (21)       (808)
Corporate expenses..........................    (23)         (15)         (4)         (37)         36         (43)
Minority interest...........................      -            -           -          (54)          -         (54)
                                              -----       ------       -----       ------       -----      ------

Income (loss) before income taxes...........    (64)         (39)        125          210        (296)        (64)
Income taxes................................    (32)         (39)        (66)        (121)        226         (32)
                                              -----       ------       -----       ------       -----      ------

Net income (loss)...........................  $ (96)      $  (78)      $  59       $   89       $ (70)     $  (96)
                                              =====       ======       =====       ======       =====      ======
--------------
(a) Includes depreciation expense of:.......  $   -       $    -       $   2       $  306       $   -      $  308
                                              =====       ======       =====       ======       =====      ======


                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)



                                                              Consolidating Statement of Operations
                                                            For The Three Months Ended March 31, 1999

                                                                                   Non-                     Time
                                              Time          TW                   Guarantor   Elimina-     Warner
                                             Warner      Companies      TBS    Subsidiaries   tions     Consolidated
                                             ------      ---------      ---    ------------  --------   ------------
                                                                          (millions)
Revenues ...................................  $   -       $    -       $ 184       $6,005       $ (98)     $6,091
                                              -----       ------       -----       ------       -----      ------

Cost of revenues(a).........................      -            -         (68)      (3,344)         93      (3,319)
Selling, general and administrative(a)......      -            -         (56)      (1,690)          -      (1,746)
Amortization of goodwill and other
   intangible assets........................      -            -           -         (306)          -        (306)
Gain on early termination of video
   distribution agreement...................      -            -           -          215           -         215
                                              -----       ------       -----       ------       -----      ------

Business segment operating income...........      -            -          60          880          (5)        935
Equity in pretax income of consolidated
   subsidiaries.............................    378          474          76            -        (928)          -
Interest and other, net.....................    (52)        (183)        (34)        (225)        (12)       (506)
Corporate expenses..........................    (22)         (14)         (4)         (34)         34         (40)
Minority interest...........................      -            -           -          (85)          -         (85)
                                              -----       ------       -----       ------       -----      ------

Income before income taxes..................    304          277          98          536        (911)        304
Income taxes................................   (166)        (151)        (56)        (264)        471        (166)
                                              -----       ------       -----       ------       -----      ------

Net income..................................  $ 138       $  126       $  42       $  272       $(440)     $  138
                                              =====       ======       =====       ======       =====      ======

--------------
(a) Includes depreciation expense of:.......  $   -       $    -       $   2       $  277       $   -      $  279
                                              =====       ======       =====       ======       =====      ======


                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)


                                                                   Consolidating Balance Sheet
                                                                          March 31, 2000

                                                                                    Non-                    Time
                                               Time        TW                    Guarantor   Elimina-      Warner
                                              Warner    Companies      TBS     Subsidiaries   tions      Consolidated
                                              ------    ---------      ---     ------------  --------    ------------
                                                                        (millions)
ASSETS
Current assets
Cash and equivalents......................... $     -    $    57     $    41      $   750    $      -      $    848
Receivables, net.............................      55         27          93        4,060           -         4,235
Inventories..................................       -          -         130        2,009           -         2,139
Prepaid expenses.............................     320          -           4        1,330           -         1,654
                                              -------    -------     -------      -------    --------      --------

Total current assets.........................     375         84         268        8,149           -         8,876

Noncurrent inventories.......................       -          -         201        4,032           -         4,233
Investments in and amounts due to and from
   consolidated subsidiaries.................  17,277     16,342       9,285            -     (42,904)            -
Other investments............................     330          7          24        2,524        (751)        2,134
Property, plant and equipment................      33          -          45        8,855           -         8,933
Music catalogues, contracts and copyrights...       -          -           -          758           -           758
Cable television and sports franchises.......       -          -           -        8,430           -         8,430
Goodwill.....................................       -          -           -       15,319           -        15,319
Other assets.................................      81        103          67        1,279           -         1,530
                                              -------    -------     -------      -------    --------      --------

Total assets................................. $18,096    $16,536     $ 9,890      $49,346    $(43,655)     $ 50,213
                                              =======    =======     =======      =======    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable............................. $    18    $     -     $    16      $ 1,440    $      -      $  1,474
Participations, royalties and
      programming costs payable..............       -          -          36        2,862           -         2,898
Debt due within one year.....................       -          -           -           22           -            22
Other current liabilities....................     346         87         112        3,670          40         4,255
                                              -------    -------     -------      -------    --------      --------

Total current liabilities....................     364         87         164        7,994          40         8,649

Long-term debt ..............................   1,585      6,353         747        9,049           -        17,734
Debt due to affiliates.......................       -          -       1,647          158      (1,805)            -
Borrowings against future stock
     option proceeds.........................   1,245          -           -            -           -         1,245
Deferred income taxes........................   4,033      3,794         320        4,113      (8,227)        4,033
Unearned portion of paid subscriptions.......       -          -           -          780           -           780
Other liabilities............................     605          -         110        3,053           -         3,768
Minority interests...........................       -          -           -        3,165           -         3,165
TW Companies-obligated mandatorily redeemable
   preferred securities of a subsidiary
   holding solely subordinated debentures
   of TW Companies...........................       -          -           -          575           -           575

Shareholders' equity
Due from Time Warner and subsidiaries........       -     (1,950)       (950)      (3,746)      6,646             -
Other shareholders' equity...................  10,264      8,252       7,852       24,205     (40,309)       10,264
                                              -------    -------     -------      -------    --------      --------

Total shareholders' equity...................  10,264      6,302       6,902       20,459     (33,663)       10,264
                                              -------    -------     -------      -------    --------      --------

Total liabilities and shareholders' equity... $18,096    $16,536     $ 9,890      $49,346    $(43,655)     $ 50,213
                                              =======    =======     =======      =======    ========      ========


                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)



                                                                              Consolidating Balance Sheet
                                                                                  December 31, 1999

                                                                                                Non-                    Time
                                                          Time         TW                     Guarantor    Elimina-     Warner
                                                         Warner     Companies       TBS     Subsidiaries    tions     Consolidated
                                                         ------     ---------       ---     ------------   --------   ------------
                                                                                     (millions)
ASSETS
Current assets
Cash and equivalents.....................................$     -     $   366      $    77    $    841      $      -    $  1,284
Receivables, net.........................................     18          27           89       4,797             -       4,931
Inventories..............................................      -           -          125       2,057             -       2,182
Prepaid expenses.........................................     12           -            4       1,448             -       1,464
                                                         -------     -------      -------    --------      --------    --------

Total current assets.....................................     30         393          295       9,143             -       9,861

Noncurrent inventories...................................      -           -          203       3,998             -       4,201
Investments in and amounts due to and from
   consolidated subsidiaries............................. 17,212      16,711        9,354           -       (43,277)          -
Other investments........................................    236           7           24       2,562          (733)      2,096
Property, plant and equipment............................     42           -           47       8,639             -       8,728
Music catalogues, contracts and copyrights...............      -           -            -         782             -         782
Cable television and sports franchises...................      -           -            -       8,472             -       8,472
Goodwill.................................................      -           -            -      15,458             -      15,458
Other assets.............................................     91         103           65       1,382             -       1,641
                                                         -------     -------      -------    --------      --------    --------

Total assets.............................................$17,611     $17,214      $ 9,988    $ 50,436      $(44,010)   $ 51,239
                                                         =======     =======      =======    ========      ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable.........................................$    13     $     -      $    25    $  1,885      $      -    $  1,923
Participations, royalties and programming
   costs payable.........................................      -           -           35       2,932             -       2,967
Debt due within one year.................................      -           -            -          22             -          22
Other current liabilities................................    342         190          150       4,114           (38)      4,758
                                                         -------     -------       ------    --------      --------    --------

Total current liabilities................................    355         190          210       8,953           (38)      9,670

Long-term debt ..........................................  1,585       6,745          746       9,007             -      18,083
Debt due to affiliates...................................      -           -        1,647         158        (1,805)          -
Borrowings against future stock option
   proceeds..............................................  1,243           -            -           -             -       1,243
Deferred income taxes....................................  4,234       3,978          337       4,314        (8,629)      4,234
Unearned portion of paid subscriptions...................      -           -            -         762             -         762
Other liabilities........................................    481           -          130       3,162             -       3,773
Minority interests.......................................      -           -            -       3,186             -       3,186
TW Companies-obligated mandatorily
   redeemable preferred securities
   of a subsidiary holding solely
   subordinated debentures of
   TW Companies..........................................      -           -            -         575             -         575

Shareholders' equity
Due from Time Warner and subsidiaries....................      -      (1,997)        (903)     (3,791)        6,691           -
Other shareholders' equity...............................  9,713       8,298        7,821      24,110       (40,229)      9,713
                                                         -------     -------      -------    --------      --------    --------

Total shareholders' equity...............................  9,713       6,301        6,918      20,319       (33,538)      9,713
                                                          ------     -------      -------    --------      --------    --------

Total liabilities and shareholders' equity...............$17,611     $17,214      $ 9,988    $ 50,436      $(44,010)   $ 51,239
                                                         =======     =======      =======    ========      ========    ========


                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)



                                                                         Consolidating Statement of Cash Flows
                                                                      For The Three Months Ended March 31, 2000

                                                                                                Non-                    Time
                                                          Time         TW                    Guarantor     Elimina-    Warner
                                                          Warner    Companies       TBS    Subsidiaries     tions    Consolidated
                                                          ------    ---------       ---    ------------    --------  ------------
                                                                                     (millions)
OPERATIONS
Net income (loss)........................................$   (96)    $   (78)     $    59    $     89      $    (70)   $    (96)
Adjustments for noncash and nonoperating items:
   Depreciation and amortization.........................      -           -            2         636             -         638
   Amortization of film costs............................      -           -            -         556             -         556
   Excess (deficiency) of distributions over equity in
      pretax income of consolidated subsidiaries.........    (56)       (139)         112           -            83           -
   Equity in losses of investee companies after
      distributions......................................      -           -            -          82            19         101
Changes in operating assets and liabilities..............    (98)         50         (161)     (1,015)          424        (800)
                                                         -------     -------      -------    --------      --------    --------

Cash provided (used) by operations.......................   (250)       (167)          12         348           456        399
                                                         -------     -------      -------    --------      --------    --------

INVESTING ACTIVITIES
Investments and acquisitions.............................      -           -            -        (321)            -        (321)
Advances to parents and consolidated subsidiaries........      -           -            -         (58)           58           -
Repayments of advances from consolidated subsidiaries....      -         203            -           -          (203)          -
Capital expenditures.....................................      -           -           (2)       (542)            -        (544)
Investment proceeds......................................      -           -            -         205             -         205
                                                         -------     -------      -------    --------      --------    --------

Cash provided (used) by investing activities.............      -         203           (2)       (716)         (145)       (660)
                                                         -------     -------      -------    --------      --------    --------

FINANCING ACTIVITIES
Borrowings...............................................      -         108            -         943             -       1,051
Debt repayments..........................................      -        (500)           -        (901)            -      (1,401)
Change in due to/from parent.............................     57          47          (46)        253          (311)          -
Borrowings against future stock option proceeds..........      2           -            -           -             -           2
Repurchases of Time Warner common stock..................    (65)          -            -           -             -         (65)
Dividends paid...........................................    (67)          -            -           -             -         (67)
Proceeds received from stock option and dividend
   reinvestment plans....................................    290           -            -           -             -         290
Other....................................................     33           -            -         (18)            -          15
                                                         -------     -------      -------    --------      --------    --------

Cash provided (used) by financing activities.............    250        (345)         (46)        277          (311)       (175)
                                                         -------     -------      -------    --------      --------    --------

DECREASE IN CASH AND EQUIVALENTS.........................      -        (309)         (36)        (91)            -        (436)
                                                         -------     -------      -------    --------      --------    --------

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD...................................      -         366           77         841             -       1,284
                                                         -------     -------      ------     --------      --------    --------

CASH AND EQUIVALENTS AT END OF PERIOD....................$     -     $    57      $    41    $    750      $      -    $    848
                                                         =======     =======      ===--==    ========      ========    ========


                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS-(Continued)
                                   (Unaudited)



                                                                        Consolidating Statement of Cash Flows
                                                                         For The Three Months Ended March 31, 1999

                                                                                                Non-                     Time
                                                           Time         TW                   Guarantor     Elimina-     Warner
                                                          Warner    Companies       TBS     Subsidiaries     tions   Consolidated
                                                          ------    ---------       ---     ------------   --------  ------------
                                                                                     (millions)
OPERATIONS
Net income...............................................$   138     $   126      $    42    $    272      $   (440)   $    138
Adjustments for noncash and nonoperating items:
   Depreciation and amortization.........................      -           -            2         583             -         585
   Amortization of film costs............................      -           -            -         568             -         568
   Excess (deficiency) of distributions over equity in
      pretax income of consolidated subsidiaries.........     49        (258)         244           -           (35)          -
   Equity in losses of investee companies after
      distributions......................................      -           -            -          90            15         105
Changes in operating assets and liabilities..............     89        (118)        (287)       (482)          218        (580)
                                                          ------      ------       ------      ------       -------     -------

Cash provided (used) by operations.......................    276        (250)           1       1,031          (242)        816
                                                          ------      ------       ------      ------       -------     -------

INVESTING ACTIVITIES
Consolidation of the Entertainment Group's cash and
   cash equivalents......................................      -           -            -          87             -          87
Investments and acquisitions.............................      -           -            -         (92)            -         (92)
Advances to parents and consolidated subsidiaries........      -        (237)           -           -           237           -
Repayments of advances from consolidated subsidiaries....      -         308            -         232          (540)          -
Capital expenditures.....................................      -           -           (2)       (440)            -        (442)
Investment proceeds......................................      -           -            -          58             -          58
                                                          ------      ------       ------     -------       -------     -------

Cash provided (used) by investing activities.............      -          71           (2)       (155)         (303)       (389)
                                                          ------      ------       ------     -------       -------     -------

FINANCING ACTIVITIES
Borrowings...............................................      -         116            -       1,160             -       1,276
Debt repayments..........................................      -          (2)           -      (1,244)            -      (1,246)
Change in due to/from parent.............................   (232)          -            -        (313)          545           -
Borrowings against future stock option proceeds..........    205           -            -           -             -         205
Repurchases of Time Warner common stock..................   (330)          -            -           -             -        (330)
Dividends paid...........................................    (75)          -            -           -             -         (75)
Redemption of preferred stock of a subsidiary............      -           -            -        (217)            -        (217)
Proceeds received from stock option and dividend
   reinvestment plans....................................    156           -            -           -             -         156
Other....................................................      -           -            -         (17)            -         (17)
                                                          ------      ------       ------     -------       -------     -------

Cash provided (used) by financing activities.............   (276)        114            -        (631)          545        (248)
                                                          ------      ------       ------     -------       -------     -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS..............      -         (65)          (1)        245             -         179
                                                          ------      ------       ------     -------       -------     -------

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD...................................      -          66           25         351             -         442
                                                          ------      ------       ------     -------       -------     -------

CASH AND EQUIVALENTS AT END OF PERIOD....................$     -     $     1      $    24    $    596      $      -    $    621
                                                         =======     =======      =======    ========      ========    ========


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Description of Business

         Time Warner Entertainment Company, L.P. ("TWE" or the "Company") classifies its business interests into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses. TWE also manages the cable properties owned by Time Warner Inc. ("Time Warner") and the combined cable television operations are conducted under the name of Time Warner Cable.

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

Transactions Affecting Comparability of Results of Operations

         As more fully described herein, the comparability of TWE's 1999 operating results has been affected by an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement.

         In order to meaningfully assess underlying operating trends, management believes that the results of operations for each period should be analyzed after excluding the effects of significant nonrecurring items. As such, the following discussion and analysis focuses on amounts and trends adjusted to exclude the impact of this unusual item. However, unusual items may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions for which adjustments have been made.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


RESULTS OF OPERATIONS

         EBITA and operating income are as follows:


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                                     Operating
                                                              EBITA                   Income
                                                       -----------------       ------------------
                                                       2000        1999        2000         1999
                                                       ------      ------      ------       -----
                                                                        (millions)
Filmed Entertainment-Warner Bros.(a).............      $144        $346        $114         $316
Broadcasting-The WB Network......................       (31)        (41)        (32)         (42)
Cable Networks-HBO...............................       144         125         144          125
Cable............................................       393         337         284          252
Digital Media....................................       (13)          -         (13)           -
                                                       ----        ----        ----         ----

Total............................................      $637        $767        $497         $651
                                                       ====        ====        ====         ====

------------------
(a) 1999 results include a net pretax gain of $215 million recognized in connection with the early termination and settlement of a long-term, home video distribution agreement.


Consolidated Results

         TWE had revenues of $3.297 billion and net income of $222 million for the three months ended March 31, 2000, compared to revenues of $2.934 billion and net income of $312 million for the three months ended March 31, 1999.

         As discussed more fully below, TWE's net income decreased principally as a result of the inclusion in 1999 of a $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement.

         Excluding this gain, TWE's net income increased by $125 million to $222 million in 2000 from $97 million in 1999. This increase principally resulted from an overall increase in TWE's business segment operating income and lower losses from certain investments accounted for under the equity method.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $36 million and $28 million for the three months ended March 31, 2000 and 1999, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

Business Segment Results

         Filmed Entertainment-Warner Bros. Revenues increased to $1.553 billion in 2000, compared to $1.380 billion in 1999. EBITA decreased to $144 million in 2000 from $346 million in 1999. Operating income decreased to $114 million in 2000 from $316 million in 1999. Revenues benefited from increases in the distribution of both theatrical and television product, offset in part by lower revenues from consumer product operations. Revenues from the distribution of theatrical product increased principally due to higher worldwide home video and DVD sales, higher revenues from worldwide television exhibition and higher domestic revenues from theatrical exhibition, offset in part by lower international revenues from theatrical exhibition. Revenues from the distribution of television product increased principally due to higher aggregate revenues from pay-TV, basic cable, broadcast network and syndicated television exhibition.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


         Operating results for 1999 included an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement. Excluding the effect of this item, EBITA and operating income increased primarily as a result of the revenue gains, offset in part by lower investment-related income.

         Broadcasting - The WB Network. Revenues increased to $102 million in 2000, compared to $79 million in 1999. EBITA improved to a loss of $31 million in 2000 from a loss of $41 million in 1999. Operating losses decreased to $32 million in 2000 from $42 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

         Cable Networks-HBO. Revenues increased to $554 million in 2000, compared to $526 million in 1999. EBITA and operating income increased to $144 million in 2000 from $125 million in 1999. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally due to the revenue gains and increased cost savings, offset in part by lower gains from the sale of certain investments.

         Cable. Revenues increased to $1.231 billion in 2000, compared to $1.074 billion in 1999. EBITA increased to $393 million in 2000 from $337 million in 1999. Operating income increased to $284 million in 2000 from $252 million in 1999. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising revenues and increases from the deployment of digital cable and high-speed online services. EBITA and operating income increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

         Digital Media. Digital Media operating results reflect costs associated with the fourth quarter 1999 start-up of TWE's digital media businesses. Digital Media had $13 million of operating losses on $1 million of revenues in 2000. Due to the start-up nature of these businesses, losses are expected to continue in 2000.

         Interest and Other, Net. Interest and other, net, decreased to $180 million of expense in 2000, compared to $220 million of expense in 1999. Interest expense increased to $144 million in 2000, compared to $137 million in 1999 as a result of higher market interest rates on variable-rate debt. Other expense, net decreased to $36 million in 2000, compared to $83 million in 1999. This decrease principally related to lower losses from certain investments accounted for under the equity method.

         Minority Interest. Minority interest expense decreased to $40 million in 2000, compared to $73 million in 1999. Minority interest decreased principally due to a higher allocation of losses to a minority partner in The WB Network.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


FINANCIAL CONDITION AND LIQUIDITY
March 31, 2000

Financial Condition

         At March 31, 2000, TWE had $6.7 billion of debt, $360 million of cash and equivalents (net debt of $6.3 billion) and $6.3 billion of partners' capital. This compares to $6.7 billion of debt, $517 million of cash and equivalents (net debt of $6.2 billion) and $7.1 billion of partners' capital at December 31, 1999.

Cash Flows

         During  the  first  three  months  of  2000,  TWE's  cash  provided  by operations amounted to $776 million and reflected $637 million of business segment EBITA, $215 million of noncash depreciation expense and $121 million related to a decrease in working capital requirements, other balance sheet accounts and noncash items, less $157 million of interest payments, $19 million of income taxes, $19 million of corporate expenses and $2 million of proceeds repaid under TWE's asset securitization program. Cash provided by operations of $788 million in the first three months of 1999 reflected $767 million of business segment EBITA, $192 million of noncash depreciation expense and $44 million related to a decrease in working capital requirements, other balance sheet accounts and noncash items, less $144 million of interest payments, $22 million of income taxes, $18 million of corporate expense and $31 million of proceeds repaid under TWE's asset securitization program.

         Cash used by investing activities was $599 million in the first three months of 2000, compared to $322 million in 1999, principally as a result of an increase in cash used for investments and acquisitions and an increase in capital expenditures. Capital expenditures increased to $391 million in the first three months of 2000, compared to $305 million in 1999.

         Cash used by financing activities was $334 million in the first three months of 2000, compared to $232 million in 1999. The use of cash in 2000 principally related to $308 million of capital distributions to Time Warner. The use of cash in 1999 principally resulted from the redemption of preferred stock of a subsidiary at an aggregate cost of $217 million and the payment of $154 million of capital distributions to Time Warner, offset in part by a $157 million increase in net borrowings.

         Management   believes  that  TWE's   operating  cash  flow,   cash  and
equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

Cable Capital Spending

         Time  Warner   Cable  has  been  engaged  in  a  plan  to  upgrade  the
technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable division amounted to $360 million in the three months ended March 31, 2000, compared to $276 million in 1999. Cable capital spending for the remainder of 2000 is budgeted to be approximately $1.3 billion, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services. Capital spending is expected to continue to be funded by cable operating cash flow.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


Warner Bros. Backlog

         Warner Bros.'s backlog, representing the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition, amounted to $2.749 billion at March 31, 2000 (including amounts relating to TWE's cable television networks of $331 million and to Time Warner's cable television networks of $558 million), compared to $3.033 billion at December 31, 1999 (including amounts relating to TWE's cable television networks of $365 million and $599 million to Time Warner's cable television networks).

         Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are received periodically over the term of the related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. As of March 31, 2000, including cash received under the securitization facility and other advanced payments, approximately $600 million of cash licensing fees had been collected against the backlog. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

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

o TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political, social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings with the SEC and:

o For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as "digital must-carry" or common carrier requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable and high-speed on-line services or telephony over cable or video on demand) to function

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(Continued)


     properly, to appeal to enough consumers or to be available at reasonable prices and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

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

o For TWE's digital media businesses, their ability to locate and invest in profitable businesses, to develop products and services that are attractive, accessible and commercially viable in terms of content, technology and cost; their ability to manage costs and generate revenues; aggressive competition from existing and developing technologies and products; the resolution of issues concerning commercial activities via the Internet, including security, reliability, cost, ease of use and access; and the possibility of increased government regulation of new media services.

         In addition, TWE's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, consequences of the euro conversion and changes in TWE's plans, strategies and intentions.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                             March 31,   December 31,
                                                                               2000         1999
                                                                             --------    ------------
                                                                                  (millions)
ASSETS
Current assets
Cash and equivalents.......................................................  $   360      $   517
Receivables, including $1.165 and $1.354 billion due from
     Time Warner, less allowances of $685 and $668 million.................    2,837        3,328
Inventories................................................................    1,192        1,220
Prepaid expenses...........................................................      195          246
                                                                              ------       ------

Total current assets.......................................................    4,584        5,311

Noncurrent inventories.....................................................    2,259        2,274
Investments................................................................      767          774
Property, plant and equipment..............................................    6,708        6,488
Cable television franchises................................................    5,558        5,464
Goodwill...................................................................    3,698        3,731
Other assets...............................................................      698          801
                                                                              ------       ------

Total assets...............................................................  $24,272      $24,843
                                                                             =======      =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable...........................................................  $ 1,636      $ 1,791
Participations and programming costs payable...............................    1,676        1,717
Debt due within one year...................................................        6            6
Other current liabilities, including $951 and $893 million
     due to Time Warner....................................................    1,966        2,209
                                                                              ------       ------

Total current liabilities..................................................    5,284        5,723

Long-term debt.............................................................    6,648        6,655
Other long-term liabilities, including $2.014 and $1.292
     billion due to Time Warner............................................    4,192        3,501
Minority interests.........................................................    1,805        1,815

Partners' capital
Contributed capital........................................................    7,349        7,338
Partnership deficit........................................................   (1,006)        (189)
                                                                              ------       ------

Total partners' capital....................................................    6,343        7,149
                                                                              ------       ------

Total liabilities and partners' capital....................................  $24,272      $24,843
                                                                             =======      =======

See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                                 Three Months
                                                                                Ended March 31,
                                                                                ---------------
                                                                               2000         1999
                                                                               ----         ----
                                                                                  (millions)
Revenues(a)................................................................   $3,297       $2,934

Cost of revenues(a)(b).....................................................   (2,080)      (1,818)
Selling, general and administrative(a)(b)..................................     (580)        (564)
Amortization of goodwill and other intangible assets.......................     (140)        (116)
Gain on early termination of video distribution agreement..................        -          215
                                                                               -----        -----

Business segment operating income..........................................      497          651
Interest and other, net(a).................................................     (180)        (220)
Corporate services(a)......................................................      (19)         (18)
Minority interest..........................................................      (40)         (73)
                                                                               -----        -----

Income before income taxes.................................................      258          340
Income taxes...............................................................      (36)         (28)
                                                                               -----        -----

Net income.................................................................   $  222       $  312
                                                                              ======       ======

---------------
(a)  Includes the following income  (expenses)  resulting from transactions with the partners of TWE and other related companies:
       Revenues............................................................   $   93       $  120
       Cost of revenues....................................................      (63)         (78)
       Selling, general and administrative.................................      (24)          (4)
       Interest and other, net.............................................        3           20
       Corporate expenses..................................................      (19)         (18)

(b)  Includes depreciation expense of:.....................................   $  215       $  192
                                                                              ======       ======

See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                 Three Months
                                                                                Ended March 31,
                                                                                ---------------
                                                                               2000        1999
                                                                               ----        ----
                                                                                  (millions)
OPERATIONS
Net income.................................................................   $  222       $  312
Adjustments for noncash and nonoperating items:
   Depreciation and amortization...........................................      355          308
   Amortization of film costs..............................................      478          436
   Equity in losses of investee companies after distributions..............       31           63
Changes in operating assets and liabilities................................     (310)        (331)
                                                                               -----        -----

Cash provided by operations................................................      776          788
                                                                               -----        -----

INVESTING ACTIVITIES
Investments and acquisitions...............................................     (272)         (47)
Capital expenditures.......................................................     (391)        (305)
Investment proceeds........................................................       64           30
                                                                               -----        -----

Cash used by investing activities..........................................     (599)        (322)
                                                                               -----        -----

FINANCING ACTIVITIES
Borrowings.................................................................      894        1,160
Debt repayments............................................................     (901)      (1,003)
Redemption of preferred stock of subsidiary................................        -         (217)
Capital distributions......................................................     (308)        (154)
Other......................................................................      (19)         (18)
                                                                               -----        -----

Cash used by financing activities..........................................     (334)        (232)
                                                                               -----        -----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS................................     (157)         234

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD................................      517           87
                                                                               -----        -----

CASH AND EQUIVALENTS AT END OF PERIOD......................................   $  360       $  321
                                                                              ======       ======

See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (Unaudited)



                                                                                Three Months
                                                                               Ended March 31,
                                                                               ---------------
                                                                               2000        1999
                                                                               ----        ----
                                                                                   (millions)
BALANCE AT BEGINNING OF PERIOD.............................................   $7,149       $5,107

Net income.................................................................      222          312
Other comprehensive income (loss)..........................................       (9)          41
                                                                               -----        -----
Comprehensive income.......................................................      213          353

Distributions..............................................................   (1,030)        (333)
Allocation of income to Time Warner General
      Partners' Senior Capital.............................................        -          (12)
Other......................................................................       11            -
                                                                               -----        -----

BALANCE AT END OF PERIOD...................................................   $6,343       $5,115
                                                                              ======       ======

See accompanying notes.


                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         Time Warner Entertainment Company, L.P., a Delaware limited partnership ("TWE"), classifies its business interests into four fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses.

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

         The operating results of TWE's various business segments are presented herein as an indication of financial performance (Note 5). Except for start-up losses incurred in connection with The WB Network and Digital Media, TWE's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's business segments amounted to $140 million in 2000 and $116 million in 1999.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Basis of Presentation

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of TWE included in its Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the 2000 presentation.

2.       SIGNIFICANT TRANSACTIONS

America Online-Time Warner Merger

         In January 2000, Time Warner and America Online, Inc. ("America Online") announced that they had entered into an agreement to merge (the "Merger") by forming a new holding company named AOL Time Warner Inc. ("AOL Time Warner"). The Merger will create a leading, fully integrated media and communications company that will combine Time Warner's and TWE's collection of media, entertainment and news brands and its technologically advanced cable infrastructure with America Online's extensive Internet franchises and technology. Management believes that the combined company will be well positioned to expand the use of the Internet in consumers' everyday lives and, accordingly, provide Time Warner's and TWE's content businesses with increased access to consumers through a new and growing distribution medium. Management further believes that the Merger will result in significant new business and other value-creation opportunities, including additional opportunities for e-commerce, growth in subscribers for each company's products and services, and cost and operating efficiencies from cross-promotional and other opportunities.

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

1999 Gain on Termination of Video Distribution Agreement

         In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ("MGM") terminated a long-term distribution agreement under which Warner Bros. had exclusive worldwide distribution rights for MGM/United Artists home video product. In connection with the early termination and settlement of this distribution agreement, Warner Bros. recognized

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


a  net  pretax  gain  of  approximately $215 million, which has been included in
1999  business  segment  operating  income  in  the  accompanying   consolidated
statement of operations.

3.       INVENTORIES

         Inventories consist of:


                                                           March 31, 2000           December 31, 1999
                                                        ---------------------      --------------------
                                                        Current    Noncurrent      Current   Noncurrent
                                                        -------    ----------      -------   ----------
                                                                           (millions)
     Film costs:
           Released, less amortization.................   $  598       $  758      $  652      $  774
           Completed and not released..................       90           24          60          17
           In process and other........................        7          513           8         532
           Library, less amortization..................        -          495           -         508
         Programming costs, less amortization..........      417          469         411         443
         Merchandise...................................       80            -          89           -
                                                          ------       ------      ------      ------
         Total.........................................   $1,192       $2,259      $1,220      $2,274
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

         During the three months ended March 31, 2000, TWE accrued $145 million of tax-related distributions and $885 million of stock option distributions, based on closing prices of Time Warner Inc. common stock of $100.00 at March 31, 2000 and $72.31 at December 31, 1999. During the three months ended March 31, 1999, TWE accrued $67 million of tax-related distributions and $266 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. During the three months ended March 31, 2000, TWE paid distributions to the Time Warner General Partners in the amount of $308 million, consisting of $145 million of tax-related distributions and $163 million of stock option related distributions. During the three months ended March 31, 1999, TWE paid the Time Warner General Partners distributions in the amount of $154 million, consisting of $67 million of tax-related distributions and $87 million of stock option related distributions.

5.       SEGMENT INFORMATION

         TWE classifies  its business  interests  into four  fundamental  areas:
Cable Networks, consisting principally of interests in cable television programming; Filmed Entertainment, consisting principally of interests in filmed entertainment, television production and television broadcasting; Cable, consisting principally of interests in cable television systems; and Digital Media, consisting principally of interests in Internet-related and digital media businesses. TWE's Digital Media segment commenced operations in the fourth quarter of 1999.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

         Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in TWE's 1999 Annual Report on Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                                         Three Months
                                                        Ended March 31,
                                                        --------------
                                                        2000        1999
                                                        ----        ----
                                                           (millions)
Revenues
Filmed Entertainment-Warner Bros....................   $1,553      $1,380
Broadcasting-The WB Network.........................      102          79
Cable Networks-HBO..................................      554         526
Cable...............................................    1,231       1,074
Digital Media.......................................        1           -
Intersegment elimination............................     (144)       (125)
                                                       ------      ------

Total...............................................   $3,297      $2,934
                                                       ======      ======

                                                         Three Months
                                                        Ended March 31,
                                                        ---------------
                                                        2000        1999
                                                        ----        ----
                                                           (millions)
EBITA(a)
Filmed Entertainment-Warner Bros.(b)................   $  144      $  346
Broadcasting-The WB Network.........................      (31)        (41)
Cable Networks-HBO..................................      144         125
Cable...............................................      393         337
Digital Media.......................................      (13)          -
                                                        -----       -----

Total...............................................   $  637      $  767
                                                       ======      ======
---------------
(a) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income was $497 million in 2000 and $651 million in 1999.
(b) 1999 results include a net pretax gain of $215 million recognized in connection with the early termination and settlement of a long-term, home video distribution agreement.

                                                         Three Months
                                                        Ended March 31,
                                                        ---------------
                                                        2000        1999
                                                        ----        ----
                                                           (millions)
Depreciation of Property, Plant and Equipment
Filmed Entertainment-Warner Bros...................    $   21      $   29
Broadcasting-The WB Network........................         -           -
Cable Networks-HBO.................................         7           7
Cable..............................................       186         156
Digital Media......................................         1           -
                                                        -----       -----

Total..............................................    $  215      $  192
                                                       ======      ======

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


                                                          Three Months
                                                        Ended March 31,
                                                        ---------------
                                                        2000        1999
                                                        ----        ----
                                                           (millions)
Amortization of Intangible Assets(a)
Filmed Entertainment-Warner Bros....................   $   30      $   30
Broadcasting-The WB Network.........................        1           1
Cable Networks-HBO..................................        -           -
Cable...............................................      109          85
Digital Media.......................................        -           -
                                                        -----       -----

Total...............................................   $  140      $  116
                                                       ======      ======
----------------------
(a)Includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.


6.       COMMITMENTS AND CONTINGENCIES

         TWE is subject to certain litigation relating to Six Flags. In December 1998, a jury returned an adverse verdict in the Six Flags matter in the amount of $454 million. TWE and its former 51% partner in Six Flags are financially responsible for this judgment. Management believes that there were numerous legal errors in the case and has appealed the verdict. In management's opinion and considering the gain deferred on the sale of Six Flags described on page F-41 of TWE's 1999 Form 10-K to cover this potential exposure, the resolution of this matter is not expected to have a material effect on TWE's financial statements.

         TWE is subject to numerous other legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on TWE's consolidated financial statements.

7.       ADDITIONAL FINANCIAL INFORMATION

Cash Flows

         Additional financial information with respect to cash flows is as follows:

                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                               2000      1999
                                                               ----      ----
                                                                  (millions)
         Cash payments made for interest.....................  $ 157     $ 144
         Cash payments made for income taxes, net............     19        22
         Noncash capital distributions.......................    885       266

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


Interest and Other, Net

         Interest and other, net, consists of:

                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                                2000     1999
                                                                ----     ----
                                                                  (millions)
         Interest expense....................................  $(144)    $(137)
         Other investment-related activity, principally net
           losses on corporate-related equity investees......    (14)      (66)
         Corporate finance-related activity, including
           losses on asset securitization programs...........     (7)       (9)
         Miscellaneous.......................................    (15)       (8)
                                                                ----      -----
         Total interest and other, net.......................  $(180)    $(220)
                                                               =====     ======

                           Part II. Other Information


Item 1.   Legal Proceedings.

     Reference is made to the disclosure of nine pending lawsuits related to the proposed merger of the Company with America Online, Inc. ("America Online") described on page I-32 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"). One of these actions, Feinberg
v. Time Warner Inc. et al., has been voluntarily discontinued. The other eight lawsuits remain pending.

     Reference is made to the Consent Order entered into by Warner Music Group with the Federal Trade Commission ("FTC") staff relating to its investigation of minimum advertised price ("MAP") programs descibed on pages I-11, I-32 and I-33 of Time Warner's 1999 Form 10-K. On May 10, 2000, the FTC granted its initial approval of the Consent Order as well as similar Consent Orders for the other major record companies. Those Orders remain subject to public comment and final approval by the FTC.

     Reference is made to the lawsuit brought by the former President of Indonesia, H. M. Suharto, against Time Inc. Asia and certain individuals, described on page I-33 of Time Warner's 1999 Form 10-K. The parties are currently presenting oral testimony.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.
              --------

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

         (b)  Reports on Form 8-K.
              -------------------

         (i) The Company filed a Current Report on Form 8-K dated January 10, 2000 in which it reported in Item 5 that the Company and America Online entered into an Agreement and Plan of Merger and related agreements with respect to the proposed merger of the Company and America Online (the "AOL Merger").

         (ii) The Company filed a Current Report on Form 8-K dated January 10, 2000 setting forth in Item 7 certain pro forma consolidated condensed financial statements of the new holding company which will be formed in connection with the AOL Merger, giving effect to the AOL Merger as of and for (i) the nine months ended September 30, 1999 and the year ended December 31, 1999 and (ii) the three months ended September 30, 1999 and the year ended June 30, 1999.

         (iii) The Company filed a Current Report on Form 8-K dated January 23, 2000 in which it reported in Item 5 that the Company and EMI Group plc ("EMI") entered into a Combination Agreement pursuant to which the Company and EMI will combine their respective music and music publishing businesses.

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

         (vi) The Company filed a Current Report on Form 8-K dated March 31, 2000 setting forth in Item 5 pro forma consolidated condensed financial statements of the new holding company which will be formed in connection with the AOL Merger, giving effect to the AOL Merger as of and for (i) the year ended December 31, 1999 and (ii) the six months ended December 31, 1999 and the year ended June 30, 1999.

         (vii) The Company filed a Current Report on Form 8-K dated April 12, 2000 in which it reported in Item 5 that the Company announced its results of operations for the quarter ended March 31, 2000.

         (viii) The Company filed a Current Report on Form 8-K dated April 19, 2000 in which it reported in Item 5 that the Company was reclassifying its share of the operating results of the Columbia House Partnerships and set forth certain historical financial information with respect to the Company's business segments restating the Music division's financial results to reflect such change.

                                TIME WARNER INC.


                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TIME WARNER INC.
                                         (Registrant)


                                         By: /s/ Joseph A. Ripp
                                              -----------------------------
                                         Name:   Joseph A. Ripp
                                         Title:  Executive Vice President and
                                                  Chief Financial Officer


Dated:    May 15, 2000

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulations S-K
                     ---------------------------------------


Exhibit No.                Description of Exhibit
----------                 ----------------------

2 Amended and Restated Agreement and Plan of Merger, dated as of January 10, 2000, among America Online, Inc., Time Warner Inc., America Online Merger Sub Inc. and Time Warner Merger Sub Inc. (which is incorporated herein by reference to Annex A to the preliminary joint proxy
         statement -  prospectus  forming   part  of Amendment  No. 2  to  the
         Registration   Statement  on  Form  S-4  of   AOL   Time   Warner Inc.
         (Registration No. 333-30184) (the "AOL Time Warner Joint Proxy Statement")).

10.1 Amended and Restated Voting Agreement, dated as of January 10, 2000, among America Online, Inc. and the stockholders of Time Warner Inc. party thereto (which is incorporated herein by reference to Annex D to the AOL Time Warner Joint Proxy Statement).

10.2 Restated Combination Agreement dated as of January 23, 2000, between Time Warner Inc. and EMI Group plc.

27       Financial Data Schedule.