Form 10-Q
period 2000-06-30
TIME WARNER INC/
filed 2000-08-14
CIK 1021387

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended June 30, 2000, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the transition period from _______________ to ________________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock - $.01 par value                             1,209,318,496
         Series LMCN-V Common Stock - $.01 par value                 114,123,884
         --------------------------------------------        -------------------
         Description of Class                                 Shares Outstanding
                                                             as of July 31, 2000


                              TIME WARNER INC. AND
                     TIME WARNER ENTERTAINMENT COMPANY, L.P.

                               INDEX TO FORM 10-Q


                                                                                                         PAGE
                                                                                                --------------------
                                                                                                 TIME
                                                                                                WARNER         TWE
                                                                                                ------         ---
PART I.  FINANCIAL INFORMATION
     Management's discussion and analysis of results of operations and financial condition.....     1           37
     Consolidated balance sheet at June 30, 2000 and December 31, 1999.........................    14           46
     Consolidated statement of operations for the three and six months ended
          June 30, 2000 and 1999...............................................................    15           47
     Consolidated statement of cash flows for the six months ended June 30, 2000
          and 1999.............................................................................    16           48
     Consolidated statement of shareholders' equity and partnership capital....................    17           49
     Notes to consolidated financial statements................................................    18           50
     Supplementary information.................................................................    29

PART II.  OTHER INFORMATION....................................................................    57


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

INVESTMENT IN TWE

         A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming and digital media, are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"), which was acquired by AT&T Corp. ("AT&T") on June 15, 2000. The 1999 financial statements reflect the consolidation of TWE and certain related companies (referred to as the Entertainment Group), retroactive to the beginning of 1999.

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

         For 2000, the significant, nonrecurring items included (i) net pretax gains of approximately $28 million recognized in the first quarter and net pretax losses of approximately $7 million recognized in the second quarter relating to the sale or exchange of various cable television systems and investments, (ii) a $50 million pretax charge in the second quarter relating to the Six Flags Entertainment Corporation ("Six Flags") litigation, (iii) a pretax gain of $10 million in the first quarter relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags, (iv) transaction costs of approximately $46 million recognized in the first quarter and approximately $31 million recognized in the second quarter relating to Time Warner's proposed merger with America Online, Inc. ("America Online"), (v) a noncash pretax charge of approximately $220 million recognized in the first quarter relating to the write-down of Time Warner's carrying value of its investment in the Columbia House Company Partnerships ("Columbia House"), a 50%-owned equity investee and
(vi) a noncash, after-tax charge of $443 million in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

         For 1999, the significant, nonrecurring items included (i) net pretax gains of approximately $771 million recognized in the second quarter relating to the sale or exchange of various cable television systems and investments, (ii) a pretax gain of $10 million recognized in each of the first and second quarters relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags, (iii) an approximate $215 million pretax gain recognized in the first quarter in connection with the early termination and settlement of a long-term, home video distribution agreement and (iv) a net pretax gain of approximately $115 million recognized in the second quarter relating to the initial public offering of a 20% interest in Time Warner Telecom Inc. (the "Time Warner Telecom IPO"), an integrated communications provider that provides a wide range of telephony and data services to businesses.

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

         In addition to the above significant and nonrecurring items, the comparability of Time Warner's Publishing segment results has been affected by the deconsolidation of Book-of-the-Month Club after its operations were contributed to a joint venture with Doubleday Direct, Inc. ("Doubleday"), a leading consumer book club group owned by Bertelsmann AG, as discussed in Note 2 to the accompanying consolidated financial statements. While this transaction had a significant effect on the comparability of the Publishing segment's EBITA and operating income, it did not have a significant effect on the comparability of Time Warner's net income and per share results.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

RESULTS OF OPERATIONS

         EBITA and operating income are as follows:

                                                  THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                              --------------------------------  ---------------------------------
                                                   EBITA      OPERATING INCOME      EBITA        OPERATING INCOME
                                              --------------------------------  ---------------------------------
                                              2000   1999(a)   2000    1999(a)   2000    1999(a)  2000    1999(a)
                                              ----   -------   ----    -------   ----    -------  ----    -------
                                                                             (MILLIONS)

       Cable Networks.....................   $  422   $  366     $369  $  315   $  786   $  675   $  680  $  574
       Publishing(b)......................      226      196      213     186      343      290      317     270
       Music..............................      109       98       47      33      189      187       68      60
       Filmed Entertainment(c)............      175      203      125     153      360      578      260     478
       Broadcasting-The WB Network........      (21)     (30)     (22)    (31)     (52)     (71)     (54)    (73)
       Cable(d)...........................      455    1,180      300   1,046      940    1,583      631   1,316
       Digital Media......................      (55)       -      (55)      -      (85)       -      (85)      -
       Intersegment elimination...........      (16)       1      (16)      1      (24)      13      (24)     13
                                             ------ --------    ----- -------   ------  -------   ------ -------

       Total..............................   $1,295   $2,014     $961  $1,703   $2,457   $3,255   $1,793  $2,638
                                             ======   ======     ====  ======   ======   ======   ======  ======

-----------------
(a) Effective on January 1, 2000, management reclassified Time Warner's share of the segment operating results of Columbia House from its Music segment to interest and other, net. Accordingly, segment operating results for 1999 have been reclassified to conform to the 2000 presentation.
(b) 1999 results include losses from Book-of-the-Month Club, which was deconsolidated in 2000 after its operations were contributed to a joint venture with Doubleday. Equity losses for 2000 are classified in interest and other, net. During the three months ended June 30, 1999, the Publishing segment's operating results included EBITA losses of $3 million and operating losses of $4 million relating to Book-of-the-Month Club. During the six months ended June 30, 1999, the Publishing segment's operating results included EBITA losses of $12 million and operating losses of $14 million relating to Book-of-the-Month Club.
(c) Includes a pretax charge of $24 million recognized in the second quarter of 2000 in connection with the Six Flags litigation, a pretax gain of $10 million related to the partial recognition of a deferred gain in connection with the 1998 sale of Six Flags recognized in the first quarter of 2000 and in each of the first and second quarters of 1999 and a pretax gain of approximately $215 million recognized in the first quarter of 1999 relating to the early termination and settlement of a long-term, home video distribution agreement.
(d) Includes net pretax losses related to the sale or exchange of certain cable television systems and investments of approximately $7 million in the second quarter of 2000 and net pretax gains of approximately $771 million in 1999. Similarly, six-month results include net pretax gains of approximately $21 million in 2000 and approximately $771 million in 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

CONSOLIDATED RESULTS

         Time Warner had revenues of $7.080 billion and net income of $75 million for the three months ended June 30, 2000, compared to revenues of $6.531 billion and net income of $593 million for the three months ended June 30, 1999. After preferred dividend requirements, Time Warner had basic and diluted net income per common share of $.05 in 2000, compared to basic net income of $.46 per common share and diluted net income of $.43 per common share in 1999.

         As previously described, the comparability of Time Warner's operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items aggregated approximately $88 million of net pretax losses in 2000, compared to $896 million of net pretax gains in 1999. The aggregate net effect of these items was to decrease basic and diluted net income per common share by $.06 in 2000 and to increase basic net income per common share by $.35 and diluted net income per common share by $.32 in 1999.

         Time Warner's net income decreased to $75 million in 2000, compared to $593 million in 1999. However, excluding the significant effect of the nonrecurring items referred to earlier, net income decreased by $14 million to $143 million in 2000 from $157 million in 1999. As discussed more fully below, this decrease principally resulted from higher interest expense principally due to higher market interest rates on variable-rate debt and higher losses from certain investments accounted for under the equity method of accounting, offset in part by an overall increase in Time Warner's

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

business segment operating income. Normalized basic and diluted net income per common share, excluding the effect of significant nonrecurring items, was $.11 in both 2000 and 1999.

         The relationship between income before income taxes and income tax expense of Time Warner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

BUSINESS SEGMENT RESULTS

         Cable Networks. Revenues increased to $1.769 billion in 2000, compared to $1.611 billion in 1999. EBITA increased to $422 million in 2000 from $366 million in 1999. Operating income increased to $369 million in 2000 from $315 million in 1999. Revenues grew due to increases at both the Turner cable networks group and HBO. For the Turner cable networks group, revenues benefited from increases in advertising and subscription revenues, partially offset by lower revenues at World Championship Wrestling. The increase in advertising revenues was principally due to a strong overall advertising market for most of the group's networks, including CNN, CNN International, TBS Superstation, TNT and Cartoon Network. The increase in subscription revenues was principally due to an increase in subscriptions and higher rates, primarily led by revenue increases at CNN, CNN International, TBS Superstation, TNT and Turner Classic Movies. For HBO, revenues benefited primarily from an increase in subscriptions.

         Likewise, EBITA and operating income were higher due to improved results at both the Turner cable networks group and HBO. For the Turner cable networks group, the increase in EBITA and operating income was principally due to the revenue gains, offset in part by higher programming costs and lower results at World Championship Wrestling. In addition, EBITA and operating income for 2000 included a $21 million one-time gain on the sale of an investment. However, this gain did not significantly affect operating trends because it was principally offset by the combination of start-up costs for new cable networks and one-time sports and entertainment programming expenses. For HBO, the increase in EBITA and operating income was principally due to the revenue gains and increased cost savings.

         Publishing. Revenues increased to $1.196 billion in 2000, compared to $1.153 billion in 1999. EBITA increased to $226 million in 2000 from $196 million in 1999. Operating income increased to $213 million in 2000 from $186 million in 1999. As described further below, the comparability of the Publishing segment's operating results was affected by a transaction in 2000 involving Book-of-the-Month Club.

         In the first quarter of 2000, the operations of Book-of-the-Month Club were deconsolidated after being contributed to a joint venture with the domestic book club operations of Doubleday. Time Warner is accounting for its interest in the joint venture under the equity method of accounting and Time Warner's equity in the net loss of the joint venture for 2000 is classified in interest and other, net, in the accompanying statement of operations. As such, the Publishing segment's revenue and operating results for 2000 exclude the operations of Book-of-the-Month Club. During the three months ended June 30, 1999, the Publishing segment's operating results included revenues of $81 million, EBITA losses of $3 million and operating losses of $4 million relating to Book-of-the-Month Club.

         Excluding the 1999 operations of Book-of-the-Month Club, revenues increased primarily from significant growth in magazine advertising revenues. Magazine circulation revenues were flat. The increase in advertising revenues was principally due to a strong overall advertising market for the division's magazines, primarily led by Fortune, In Style, Time and People. Excluding the 1999 operations of Book-of-the-Month Club, EBITA and operating income increased principally as a result of the revenue gains and increased cost savings, including pension-related savings, offset in part by higher start-up costs in 2000 for new magazine launches.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

         Music. Revenues increased to $956 million in 2000, compared to $828 million in 1999. EBITA increased to $109 million in 2000 from $98 million in 1999 after giving effect to the Columbia House reclassification described earlier. Operating income increased to $47 million in 2000 from $33 million in 1999 after giving effect to the Columbia House reclassification. Revenues increased primarily due to higher domestic and international recorded music sales and higher revenues from DVD manufacturing operations. Revenues benefited principally from higher compact disc sales of a broad range of popular releases, including the latest releases from matchbox twenty, Kid Rock and the Red Hot Chili Peppers. EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher marketing and artist royalty costs.

         Filmed Entertainment. Revenues increased to $1.802 billion in 2000, compared to $1.783 billion in 1999. EBITA, including the negative effect on operating trends of one-time items relating to Six Flags, decreased to $175 million in 2000 from $203 million in 1999. Operating income similarly decreased to $125 million in 2000 from $153 million in 1999 due to the one-time items. Revenues grew primarily due to increases at both Warner Bros. and the Turner filmed entertainment businesses. For Warner Bros., revenues principally benefited from an increase in the distribution of television product, offset in part by lower revenues from the distribution of theatrical product. Warner Bros.'s revenues from the distribution of theatrical product decreased principally due to difficult comparisons to last year's theatrical success of The Matrix and lower revenues from worldwide television exhibition, which more than offset significant increases in DVD and home video sales. Warner Bros.'s revenues from the distribution of television product increased principally due to higher aggregate revenues from broadcast network and syndicated television exhibition, offset in part by lower aggregate revenues from basic cable exhibition. For the Turner filmed entertainment businesses, the revenue gains reflect higher home video and international theatrical revenues, offset in part by lower domestic theatrical revenues due to last year's theatrical success of Austin Powers: The Spy Who Shagged Me and lower revenues from television exhibition of theatrical product.

         Operating results for both periods include one-time items related to Six Flags. The 2000 results include a pretax charge of $24 million relating to the Six Flags litigation. The 1999 results include a pretax gain of $10 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags. Excluding the impact of Six Flags, EBITA and operating income were higher due to improved results at Warner Bros., offset in part by decreases at the Turner filmed entertainment businesses. For Warner Bros., EBITA and operating income principally increased as a result of the revenue gains and lower film costs. For the Turner filmed entertainment business, EBITA and operating income were lower principally due to difficult comparisons to last year's theatrical success of Austin Powers: The Spy Who Shagged Me.

         Broadcasting-The WB Network. Revenues increased to $109 million in 2000, compared to $83 million in 1999. EBITA improved to a loss of $21 million in 2000 from a loss of $30 million in 1999. Operating losses decreased to $22 million in 2000 from $31 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

         Cable. Revenues increased to $1.502 billion in 2000, compared to $1.330 billion in 1999. EBITA, including the negative effect on operating trends of one-time items recognized in each period, decreased to $455 million in 2000 from $1.180 billion in 1999. Operating income similarly decreased to $300 million in 2000 from $1.046 billion in 1999 due to the one-time items. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and increases from the deployment of digital cable and high-speed online services. The operating results of the Cable segment were affected by net pretax losses of approximately $7

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

million in 2000 and net pretax gains of approximately $771 million in 1999 relating to the sale or exchange of various cable television systems and investments. Excluding the effect of these items, EBITA and operating income increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

         Digital Media. Digital Media had $55 million of operating losses on $22 million of revenues in 2000 principally due to start-up costs associated with Time Warner's digital media businesses. Time Warner's digital media businesses include CNN's interactive news sites, Entertaindom, an advertiser-supported entertainment destination site and magazine, and other entertainment-related websites. Due to the start-up nature of most of these businesses, losses are expected to continue in 2000.

         Interest and Other, Net. Interest and other, net, increased to $646 million of expense in 2000, compared to $354 million of expense in 1999. Interest expense increased to $424 million in 2000, compared to $369 million in 1999. Interest expense increased principally as a result of higher market interest rates on variable-rate debt and $26 million of additional interest expense recorded in 2000 in connection with the Six Flags litigation. Other, net, increased to an expense of $222 million in 2000 from income of $15 million in 1999. Other expense, net, increased primarily because of transaction costs of approximately $31 million in 2000 relating to Time Warner's proposed merger with America Online, higher losses from certain investments accounted for under the equity method of accounting and the absence in 2000 of an approximate $115 million pretax gain in 1999 in connection with the Time Warner Telecom IPO.

         Minority Interest. Minority interest expense decreased to $57 million in 2000, compared to $245 million in 1999. The decrease in minority interest expense was principally due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ("TWE-A/N") to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense decreased principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

CONSOLIDATED RESULTS

         Time Warner had revenues of $13.644 billion, a loss of $26 million before the cumulative effect of an accounting change and a net loss of $469 million for the six months ended June 30, 2000, compared to revenues of $12.622 billion and net income of $731 million for the six months ended June 30, 1999. After preferred dividend requirements, Time Warner had a basic loss per common share before the cumulative effect of an accounting change of $.03 in 2000, and $.36 after, compared to basic net income of $.56 per common share in 1999. On a diluted basis, Time Warner had a loss per common share before the cumulative effect of an accounting change of $.03 in 2000, and $.36 after, compared to net income of $.54 per common share in 1999.

         As previously described, the comparability of Time Warner's operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items, excluding the impact of the accounting change, aggregated approximately $316 million of net pretax losses in 2000, compared to $1.121 billion of net pretax gains in 1999. In addition, net income in 2000 was reduced by an after-tax charge of $443 million relating to the cumulative effect of the accounting change. The aggregate net effect of these items was to decrease basic and diluted net income per common share by $.50 in 2000 and to increase basic net income per common share by $.46 and diluted net income per common share by $.44 in 1999.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

         Time Warner had a net loss of $469 million in 2000, compared to net income of $731 million in 1999. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $35 million to $197 million in 2000 from $162 million in 1999. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's business segment operating income, offset in part by higher interest expense principally due to higher market interest rates on variable-rate debt and higher losses from investments accounted for under the equity method of accounting. Similarly, normalized basic and diluted net income per common share, excluding the effect of significant nonrecurring items, increased to $.14 in 2000, compared to $.10 in 1999.

         The relationship between income before income taxes and income tax expense of Time Warner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

BUSINESS SEGMENT RESULTS

         Cable Networks. Revenues increased to $3.355 billion in 2000, compared to $2.975 billion in 1999. EBITA increased to $786 million in 2000 from $675 million in 1999. Operating income increased to $680 million in 2000 from $574 million in 1999. Revenues grew due to increases at both the Turner cable networks group and HBO. For the Turner cable networks group, revenues benefited from increases in advertising and subscription revenues, partially offset by lower revenues at World Championship Wrestling. The increase in advertising revenues was principally due to a strong overall advertising market for most of the group's networks, including CNN, CNN International, TBS Superstation, TNT and Cartoon Network. The increase in subscription revenues was principally due to an increase in subscriptions and higher rates, primarily led by revenue increases at CNN, CNN International, TBS Superstation, TNT and Turner Classic Movies. For HBO, revenues benefited primarily from an increase in subscriptions.

         Likewise, EBITA and operating income were higher due to improved results at both the Turner cable networks group and HBO. For the Turner cable networks group, the increase in EBITA and operating income was principally due to the revenue gains, offset in part by higher programming costs and lower results at World Championship Wrestling. In addition, EBITA and operating income for 2000 included a $31 million one-time gain on the sale of an investment. However, this gain did not significantly affect operating trends because it was principally offset by the combination of start-up costs for new cable networks and one-time sports and entertainment programming expenses. For HBO, the increase in EBITA and operating income was principally due to the revenue gains and increased cost savings, offset in part by lower gains from the sale of certain investments.

         Publishing. Revenues increased to $2.135 billion in 2000, compared to $2.127 billion in 1999. EBITA increased to $343 million in 2000 from $290 million in 1999. Operating income increased to $317 million in 2000 from $270 million in 1999. As previously described, the comparability of the Publishing segment's operating results was affected by the deconsolidation of the operations of Book-of-the-Month Club. As such, the Publishing segment's revenue and operating results for 2000 exclude the operations of Book-of-the-Month Club. During the six months ended June 30, 1999, the Publishing segment's results included revenues of $147 million, EBITA losses of $12 million and operating losses of $14 million relating to Book-of-the-Month Club.

         Excluding the 1999 operations of Book-of-the-Month Club, revenues increased primarily from significant growth in magazine advertising revenues, offset in part by marginally lower magazine circulation revenues. The increase in advertising revenues was principally due to a strong overall advertising market for the division's magazines, primarily led by Fortune, In Style, Time and People. Excluding the 1999 operations of Book-of-the-Month Club, EBITA and operating income increased principally as a result of the revenue gains and increased cost savings, including pension-

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

related savings. In addition, EBITA and operating income for 2000 included approximately $32 million of gains on the sale of assets. However, those gains did not affect operating trends because they were more than offset by the combination of higher start-up costs in 2000 for new magazine launches, severance costs in 2000 related to certain restructuring efforts and lower gains on the sale of assets recognized in 1999.

         Music. Revenues increased to $1.873 billion in 2000, compared to $1.764 billion in 1999. EBITA increased to $189 million in 2000 from $187 million in 1999 after giving effect to the Columbia House reclassification described earlier. Operating income increased to $68 million in 2000 from $60 million in 1999 after giving effect to the Columbia House reclassification. Revenues increased primarily due to higher domestic and international recorded music sales and higher revenues from DVD manufacturing operations. Revenues benefited principally from higher compact disc sales of a broad range of popular releases, including the latest releases from matchbox twenty, Kid Rock and the Red Hot Chili Peppers. EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher marketing and artist royalty costs.

         Filmed Entertainment. Revenues increased to $3.697 billion in 2000, compared to $3.480 billion in 1999. EBITA, including the negative effect on operating trends of one-time items recognized in each period, decreased to $360 million in 2000, compared to $578 million in 1999. Operating income similarly decreased to $260 million in 2000, compared to $478 million in 1999 due to the one-time items. Revenues grew primarily due to increases at both Warner Bros. and the Turner filmed entertainment businesses. For Warner Bros., revenues benefited from increases in the distribution of both theatrical and television product, offset in part by lower revenues from consumer product operations. Warner Bros.'s revenues from the distribution of theatrical product increased principally due to higher worldwide DVD and home video sales, offset in part by lower revenues from worldwide theatrical and television exhibition. Warner Bros.'s revenues from the distribution of television product increased principally due to higher aggregate revenues from basic cable, broadcast network and syndicated television exhibition. For the Turner filmed entertainment businesses, revenues benefited principally from the licensing of library product.

         Operating results for both periods include one-time items. The 2000 results include a pretax charge of $24 million relating to the Six Flags litigation and a $10 million pretax gain relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags. The 1999 results include pretax gains of $20 million relating to the partial recognition of the deferred gain on the 1998 sale of Six Flags and an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement. Excluding the effect of these items, EBITA and operating income were higher due to improved results at Warner Bros., offset in part by decreases at the Turner filmed entertainment businesses. For Warner Bros., EBITA and operating income increased principally as a result of the revenue gains and lower film costs, offset in part by lower investment-related income. For the Turner filmed entertainment businesses, EBITA and operating income were lower principally due to difficult comparisons to last year's theatrical success of Austin Powers: The Spy Who Shagged Me.

         Broadcasting-The WB Network. Revenues increased to $211 million in 2000, compared to $162 million in 1999. EBITA improved to a loss of $52 million in 2000 from a loss of $71 million in 1999. Operating losses decreased to $54 million in 2000 from $73 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

         Cable. Revenues increased to $2.949 billion in 2000, compared to $2.626 billion in 1999. EBITA, including the negative effect on operating trends of significantly higher one-time net gains in 1999, decreased to $940 million in 2000 from $1.583 billion in 1999. Operating income similarly decreased to $631 million in 2000 from $1.316 billion in 1999 due to the one-time net gains. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising revenues and the deployment of digital cable and high-speed online services. The operating results of the Cable segment were affected by net pretax gains of approximately $21 million in 2000 and approximately $771 million in 1999 relating to the sale or exchange of various cable television systems and investments. Excluding the effect of these items, EBITA and operating income increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

         Digital Media. Digital Media had $85 million of operating losses on $24 million of revenues in 2000 principally due to start-up costs associated with Time Warner's digital media businesses. Time Warner's digital media businesses include CNN's interactive news sites, Entertaindom, an advertiser-supported entertainment destination site, and magazine and other entertainment-related websites. Due to the start-up nature of most of these businesses, losses are expected to continue in 2000.

         Interest and Other, Net. Interest and other, net, increased to $1.454 billion of expense in 2000, compared to $860 million of expense in 1999. Interest expense increased to $822 million in 2000, compared to $735 million in 1999. Interest expense increased principally as a result of higher market interest rates on variable-rate debt and $26 million of additional interest expense recorded in 2000 in connection with the Six Flags litigation. Other expense, net, increased to $632 million in 2000 from $125 million in 1999. Other expense, net, increased primarily because of a $220 million noncash pretax charge in 2000 to reduce the carrying value of Time Warner's investment in Columbia House, transaction costs of approximately $77 million in 2000 relating to Time Warner's proposed merger with America Online, higher losses from certain investments accounted for under the equity method of accounting and the absence in 2000 of an approximate $115 million pretax gain in 1999 in connection with the Time Warner Telecom IPO.

         Minority Interest. Minority interest expense decreased to $111 million in 2000, compared to $330 million in 1999. The decrease in minority interest expense was principally due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by TWE-A/N to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense decreased principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

FINANCIAL CONDITION AND LIQUIDITY
JUNE 30, 2000

FINANCIAL CONDITION

         At June 30, 2000, Time Warner had $17.8 billion of debt, $459 million of cash and equivalents (net debt of $17.3 billion), $1.135 billion of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary and $9.7 billion of shareholders' equity, compared to $18.1 billion of debt, $1.3 billion of cash and equivalents (net debt of $16.8 billion), $1.243 billion of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary and $9.7 billion of shareholders' equity at December 31, 1999.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

CASH FLOWS

         During the first six months of 2000, Time Warner's cash provided by operations amounted to $873 million and reflected $2.457 billion of business segment EBITA, $626 million of noncash depreciation expense and $208 million of proceeds from Time Warner's asset securitization program, less $753 million of interest payments, $190 million of income taxes, $87 million of corporate expenses and $1.388 billion related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $1.810 billion for the first six months of 1999 reflected $3.255 billion of business segment EBITA, $585 million of noncash depreciation expense and $99 million of proceeds from Time Warner's asset securitization program, less $684 million of interest payments, $172 million of income taxes, $80 million of corporate expenses and $1.193 billion related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $1.416 billion in the first six months of 2000, compared to $877 million in the first six months of 1999. This increase was principally due to an increase in cash used for acquisitions and investments, a decrease in cash proceeds from the sale of investments and higher capital expenditures. Capital expenditures increased to $1.290 billion in the first six months of 2000, compared to $963 million in the first six months of 1999, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services.

         Cash used by financing activities was $282 million in the first six months of 2000, compared to $954 million in the first six months of 1999. The use of cash in 2000 principally resulted from $280 million of debt reduction, the repayment of $110 million of borrowings against future stock option proceeds, the repurchase of approximately 930 thousand shares of Time Warner common stock at an aggregate cost of $65 million in early 2000 before the merger-related suspension of Time Warner's stock repurchase program and the payment of $131 million in dividends, offset in part by $310 million of proceeds received principally from the exercise of employee stock options. The use of cash in 1999 principally resulted from $196 million of debt reduction, the repurchase of approximately 13.7 million shares of Time Warner common stock at an aggregate cost of $926 million, the redemption of preferred stock of a subsidiary at an aggregate cost of $217 million and the payment of $149 million in dividends, offset in part by $324 million of borrowings against future stock option proceeds and $287 million of proceeds received principally from the exercise of employee stock options.

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

CABLE CAPITAL SPENDING

         Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable amounted to $1.0 billion in the six months ended June 30, 2000, compared to $704 million in the six months ended June 30, 1999. Cable capital spending for the remainder of 2000 is budgeted to

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

be approximately $1.0 billion, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services. Capital spending by Time Warner Cable is expected to continue to be funded by cable operating cash flow.

INVESTMENT IN ROAD RUNNER

         In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online business ("Road Runner"). In exchange for contributing these operations, Time Warner, TWE and TWE-A/N received a collective 68.6% common equity interest in Road Runner and MediaOne received 31.4% interest. In exchange for Microsoft and Compaq contributing $425 million of cash to Road Runner, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest (the "Preferred Equity Interests").


         In June 2000, AT&T acquired MediaOne. As a condition to closing the acquisition, AT&T agreed to a requirement by the United States Department of Justice to divest itself of MediaOne's interest in Road Runner within an eighteen-month period of time. As a result, Time Warner is evaluating strategic alternatives for restructuring Road Runner's ownership and operations. In connection with some of these alternatives, Time Warner could be required to record a one-time restructuring charge that could range from $200-300 million. This charge would be expected to cover any premium paid to redeem Road Runner's Preferred Equity Interests, lease termination and other related restructuring costs. Such a charge would be recorded in interest and other, net. In addition, as part of a restructuring, Time Warner's Cable segment could begin consolidating a portion of the operations of Road Runner. This would result in the Cable segment recognizing operating losses from Road Runner, which previously had been included in interest and other, net, through Time Warner's equity in the pretax losses of Road Runner.

FILMED ENTERTAINMENT BACKLOG

         Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of Time Warner's filmed entertainment companies amounted to $3.830 billion at June 30, 2000, compared to $3.595 billion at December 31, 1999 (including amounts relating to the licensing of film product to Time Warner's cable television networks of $1.260 billion at June 30, 2000 and $1.176 billion at December 31, 1999).

         Because backlog generally relates to contracts for the licensing of theatrical and television product which already have been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. As of June 30, 2000, including cash received under the securitization facility and other advanced payments, approximately $700 million of cash licensing fees had been collected against the backlog. The backlog excludes advertising barter contracts, which also are expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

         The Securities and Exchange Commission (the "SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment
                                       11

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

decisions. This document, together with management's public commentary related thereto, contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations or beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

         Time Warner operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. Time Warner's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in Time Warner's other filings with the SEC and:

   o For Time Warner's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as "digital must-carry" or common carrier requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video on demand) to appeal to enough consumers or to be available at reasonable prices to function as expected and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

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

   o For Time Warner's film and television businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

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

   o The risks related to the Company's merger with America Online (the "Merger"), including the risk that the Time Warner and America Online businesses will not be integrated successfully; the costs related to the Merger; the inability to obtain, or meet conditions imposed for, governmental approvals for the Merger; the failure of the combined company to realize the anticipated benefits of the Merger; the difficulty the financial market may have in valuing the business model of the combined company; fluctuating market prices that could cause the value of the stock of the combined company to fail to reflect the current values of Time Warner's or America Online's stock; and other economic, business, competitive, technological and/or regulatory factors generally affecting the businesses of Time Warner, America Online or the combined company.

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


                                                  TIME WARNER INC.
                                             CONSOLIDATED BALANCE SHEET
                                                     (UNAUDITED)

                                                                                            JUNE 30,    DECEMBER 31,
                                                                                              2000         1999
                                                                                            --------    -----------
                                                                                               (MILLIONS, EXCEPT
                                                                                              PER SHARE AMOUNTS)
ASSETS
CURRENT ASSETS
Cash and equivalents.......................................................................  $   459      $ 1,284
Receivables, less allowances of $1.634 and $1.682 billion..................................    4,251        4,931
Inventories................................................................................    1,439        1,472
Prepaid expenses...........................................................................    1,557        1,464
                                                                                              ------       ------

Total current assets.......................................................................    7,706        9,151

Noncurrent inventories and film costs......................................................    4,647        4,911
Investments................................................................................    1,883        2,096
Property, plant and equipment..............................................................    9,368        8,728
Music catalogues, contracts and copyrights.................................................      727          782
Cable television and sports franchises.....................................................    8,264        8,472
Goodwill...................................................................................   15,178       15,458
Other assets...............................................................................    1,574        1,641
                                                                                             -------      -------

Total assets...............................................................................  $49,347      $51,239
                                                                                             =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable...........................................................................  $ 1,533      $ 1,923
Participations payable.....................................................................    1,281        1,403
Royalties and programming costs payable....................................................    1,617        1,564
Debt due within one year...................................................................       20           22
Other current liabilities..................................................................    4,409        4,758
                                                                                             -------      -------

Total current liabilities..................................................................    8,860        9,670

Long-term debt ............................................................................   17,806       18,083
Borrowings against future stock option proceeds............................................    1,135        1,243
Deferred income taxes......................................................................    3,589        4,234
Unearned portion of paid subscriptions.....................................................      767          762
Other liabilities..........................................................................    3,754        3,773
Minority interests.........................................................................    3,173        3,186
Mandatorily redeemable preferred securities of a subsidiary holding solely
   debentures of a subsidiary of the Company...............................................      575          575

SHAREHOLDERS' EQUITY
Preferred stock, $.10 par value, 4.0 and 8.4 million shares outstanding,
   $.400 and $.840 billion liquidation preference..........................................        -            1
Series LMCN-V Common Stock, $.01 par value, 114.1 million shares outstanding...............        1            1
Common stock, $.01 par value, 1.208 and 1.173 billion shares outstanding...................       12           12
Paid-in capital............................................................................   14,798       12,998
Accumulated deficit........................................................................   (5,123)      (3,299)
                                                                                             -------      -------

Total shareholders' equity.................................................................    9,688        9,713
                                                                                             -------      -------

Total liabilities and shareholders' equity.................................................  $49,347      $51,239
                                                                                             =======      =======


See accompanying notes.


                                                 TIME WARNER INC.
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                         ------------------    -----------------
                                                                           2000      1999        2000      1999
                                                                         -------   --------    -------    ------
                                                                           (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues(a)..........................................................     $7,080   $ 6,531    $13,644    $12,622
                                                                          ------   -------    -------    -------

Cost of revenues(a)(b)...............................................     (3,761)   (3,514)    (7,374)    (6,833)
Selling, general and administrative(a)(b)............................     (2,017)   (1,774)    (3,834)    (3,520)
Amortization of goodwill and other intangible assets.................       (334)     (311)      (664)      (617)
Gain (loss) on sale or exchange of cable systems and investments.....         (7)      771         21        771
Gain on early termination of video distribution agreement............          -         -          -        215
                                                                          ------   -------    -------    -------

Business segment operating income....................................        961     1,703      1,793      2,638
Interest and other, net(a)(c)........................................       (646)     (354)    (1,454)      (860)
Corporate expenses...................................................        (44)      (40)       (87)       (80)
Minority interest....................................................        (57)     (245)      (111)      (330)
                                                                          ------   -------    -------    -------

Income before income taxes and cumulative effect of
   accounting change.................................................        214     1,064        141      1,368
Income taxes.........................................................       (139)     (471)      (167)      (637)
                                                                          ------   -------    -------    -------

Income (loss) before cumulative effect of accounting change..........         75       593        (26)       731
Cumulative effect of accounting change, net of $295 million
   income tax benefit................................................          -         -       (443)         -
                                                                          ------   -------    -------    -------

Net income (loss)....................................................         75       593       (469)       731
Preferred dividend requirements......................................         (3)      (18)        (8)       (36)
                                                                          ------   -------    -------    -------

Net income (loss) applicable to common shares........................    $    72   $   575    $  (477)   $   695
                                                                         =======   =======    =======    =======

Basic income (loss) per common share:
   Income (loss) per common share before cumulative effect
     of accounting change............................................    $   0.05  $  0.46    $ (0.03)   $  0.56
                                                                         ========  =======    =======    =======
   Net income (loss) per common share................................    $   0.05  $  0.46    $ (0.36)   $  0.56
                                                                         ========  =======    =======    =======
   Average common shares.............................................     1,319.4  1,249.3    1,310.4    1,246.2
                                                                         ========  =======    =======    =======

Diluted income (loss) per common share:
   Income (loss) per common share before cumulative effect
     of accounting change............................................    $   0.05  $  0.43    $ (0.03)   $  0.54
                                                                         ========  =======    =======    =======
   Net income (loss) per common share................................    $   0.05  $  0.43    $ (0.36)   $  0.54
                                                                         ========  =======    =======    =======
   Average common shares.............................................     1,319.4  1,403.7    1,310.4    1,401.6
                                                                         ========  =======    =======    =======
--------------
(a) Includes the following income (expenses) resulting from
    transactions with related companies:
           Revenues...................................................   $     93  $   138   $    185    $   267
           Cost of revenues...........................................        (28)     (36)       (57)       (81)
           Selling, general and administrative........................        (10)     (28)       (15)       (20)
           Interest and other, net....................................         (7)     (13)       (14)       (12)

(b) Includes depreciation expense of:.................................   $    318  $   306   $    626    $   585
                                                                         ========  ========   =======    =======

(c) Includes an approximate $115 million pretax gain recognized in the second quarter of 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc.


See accompanying notes.


                                                 TIME WARNER INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                                  SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                              ------------------
                                                                                              2000         1999
                                                                                              ----         ----
                                                                                                 (MILLIONS)
OPERATIONS
Net income (loss).......................................................................    $  (469)      $  731
Adjustments for noncash and nonoperating items:
   Cumulative effect of accounting change...............................................        443            -
   Depreciation and amortization........................................................      1,290        1,202
   Amortization of film costs...........................................................        910        1,081
   Gain on sale or exchange of cable systems and investments............................        (21)        (771)
   Equity in losses of investee companies after distributions...........................        262          188
Changes in operating assets and liabilities.............................................     (1,542)        (621)
                                                                                            -------       ------

Cash provided by operations.............................................................        873        1,810
                                                                                            -------       ------

INVESTING  ACTIVITIES
Consolidation of the Entertainment Group's cash and cash equivalents....................          -           87
Investments and acquisitions............................................................       (383)        (324)
Capital expenditures....................................................................     (1,290)        (963)
Investment proceeds.....................................................................        257          323
                                                                                            -------       ------

Cash used by investing activities.......................................................     (1,416)        (877)
                                                                                            -------       ------

FINANCING  ACTIVITIES
Borrowings..............................................................................      1,595        1,651
Debt repayments.........................................................................     (1,875)      (1,847)
Borrowings against future stock option proceeds.........................................          2          324
Repayments of borrowings against future stock option proceeds...........................       (110)           -
Repurchases of Time Warner common stock.................................................        (65)        (926)
Dividends paid..........................................................................       (131)        (149)
Redemption of preferred stock of a subsidiary...........................................          -         (217)
Proceeds received from stock option and dividend reinvestment plans.....................        310          287
Other...................................................................................         (8)         (77)
                                                                                            -------       ------

Cash used by financing activities.......................................................       (282)        (954)
                                                                                            -------       ------

DECREASE IN CASH AND EQUIVALENTS........................................................       (825)         (21)


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.............................................      1,284          442
                                                                                            -------       ------

CASH AND EQUIVALENTS AT END OF PERIOD...................................................     $  459      $   421
                                                                                             ======      =======


See accompanying notes.


                                                 TIME WARNER INC.
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   (UNAUDITED)
                                                                                                   SIX MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                                ---------------
                                                                                                 2000       1999
                                                                                                 ----       ----
                                                                                                   (MILLIONS)
BALANCE AT BEGINNING OF PERIOD..............................................................   $9,713      $8,852

Net income (loss)...........................................................................     (469)        731
Other comprehensive loss....................................................................     (179)        (10)
                                                                                               ------      ------
Comprehensive income (loss)(a)..............................................................     (648)        721

Common stock dividends......................................................................     (118)       (113)
Preferred stock dividends...................................................................       (8)        (36)
Repurchases of Time Warner common stock.....................................................      (65)       (926)
Other, principally shares issued pursuant to stock option, dividend
   reinvestment and benefit plans...........................................................      814         594
                                                                                               ------      ------


BALANCE AT END OF PERIOD....................................................................   $9,688      $9,092
                                                                                               ======      ======

-------------------
(a) Comprehensive income (loss) was $(111) million for the three months ended June 30, 2000 and $580 million for the three months ended June 30, 1999.

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

         Each of the business interests within Cable Networks, Publishing, Music, Filmed Entertainment, Cable and Digital Media is important to management's objective of increasing shareholder value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) leading cable television networks, such as HBO, Cinemax, CNN, TNT and TBS Superstation, (2) magazine franchises, such as Time, People and Sports Illustrated, (3) copyrighted music from many of the world's leading recording artists that is produced and distributed by a family of established record labels such as Warner Bros. Records, Atlantic Records, Elektra Entertainment and Warner Music International, (4) the unique and extensive film, television and animation libraries owned or managed by Warner Bros. and New Line Cinema, and trademarks such as the Looney Tunes characters, Batman and The Flintstones, (5) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for the Company's collection of children's cartoons and television programming, (6) Time Warner Cable, the second largest operator of cable television systems in the U.S. and (7) Internet websites, such as CNN.com and Entertaindom.com.

         Financial information for Time Warner's various business segments is presented herein as an indication of financial performance (Note 8). Except for start-up losses incurred in connection with The WB Network and Digital Media, Time Warner's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business segments amounted to $334 million for the three months ended June 30, 2000 and $311 million for the three months ended June 30, 1999. On a year-to-date basis, noncash amortization of intangible assets recorded by Time Warner's business segments amounted to $664 million in 2000 and $617 million in 1999.

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

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

("MediaOne"), which was acquired by AT&T Corp. on June 15, 2000. Time Warner's 1999 financial statements and segment information reflect the consolidation of the Entertainment Group, which substantially consists of TWE, retroactive to the beginning of 1999.

Interim Financial Statements

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Time Warner included in its Annual Report on Form 10-K for the year ended December 31, 1999, as amended on June 27, 2000 (the "1999 Form 10-K").

Cumulative Effect of Change in Film Accounting Principle

         In June 2000, Time Warner adopted Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to Time Warner's previous policy of first capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with Time Warner's existing accounting policies.

         Time Warner has adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. As a result, Time Warner's net income for the six months ended June 30, 2000 includes a one-time, noncash, after-tax charge of $443 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

         As a result of adopting the provisions of SOP 00-2 retroactively to the beginning of 2000, Time Warner has restated its operating results for the three months ended March 31, 2000, as follows:


                                                                                       AS REPORTED      AS RESTATED
                                                                                       -----------      -----------
                                                                                               (MILLIONS)
     Revenues...................................................................         $6,549           $6,564
     Business segment operating income..........................................            841              832
     Loss before cumulative effect of accounting change.........................            (96)            (101)
     Net loss...................................................................            (96)            (544)
     Basic and diluted loss per common share....................................         $ (.08)          $ (.42)


Revenue Classification Changes

         In June 2000, the Securities and Exchange Commission issued an amendment to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which delays the implementation date for Time Warner to the fourth quarter of 2000. While Time Warner's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules are expected to result in some changes in how the filmed entertainment industry classifies its revenues and costs, particularly relating to distribution arrangements for third-party and co-financed joint venture product.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

As a result of these classification changes, it is expected that both annual revenues and costs in Time Warner's filmed entertainment businesses will be reduced by an equal amount of approximately $1.5-2 billion. Similarly, it is expected that Time Warner's disclosure of the amount of backlog, which represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product, will be reduced by approximately $500-700 million, depending upon the amount of third-party and co-financed joint venture product being licensed. Time Warner is continuing to evaluate the overall impact of SAB 101 on its consolidated financial statements; however, other aspects of SAB 101 are not expected to have a significant effect on Time Warner's consolidated financial statements.

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

         The Merger was approved by the shareholders of America Online and Time Warner on June 23, 2000. The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including all necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

         In connection with the Merger, Time Warner has been incurring one-time transaction costs, including legal, investment banking and stock registration fees. These costs are required to be expensed by Time Warner in accordance with generally accepted accounting principles. Such costs amounted to $31 million for the three months ended June 30, 2000 and $77 million for the six months ended June 30, 2000. These costs have been classified in interest and other, net, in the accompanying consolidated statement of operations.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

WARNER-EMI MUSIC MERGER

         In January 2000, Time Warner and EMI Group plc ("EMI") announced they had entered into an agreement to combine their global music operations into two 50-50 joint ventures, to be referred to collectively as Warner EMI Music. Time Warner will control the ventures through majority board representation, among other factors, and will account for the transaction under the purchase method of accounting for business combinations.

         As part of the transaction, each company will contribute its music operations to the ventures, subject to a comparable amount of debt. As of March 31, 2000, EMI had approximately $1.5 billion of net debt. EMI shareholders also will receive an aggregate, special cash dividend of approximately $1.3 billion. This dividend is expected to be financed through a combination of proceeds from debt incurred or assumed by the ventures and consideration to be paid by Time Warner directly to EMI for a new class of EMI equity securities. The new class of EMI equity securities to be held by Time Warner will convert automatically into an 8% common equity interest in EMI, on a fully diluted basis, if EMI's share price reaches 'L'9 for a short period of time within the first three-and-a-half years after closing.

         The transaction was approved by the shareholders of EMI on June 26, 2000. The transaction is expected to close by the end of 2000, subject to customary closing conditions, including all necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

BOOK-OF-THE-MONTH CLUB JOINT VENTURE

         In the first quarter of 2000, Time Warner formed a 50-50 joint venture with Bertelsmann AG ("Bertelsmann"). The venture combined the domestic operations of Time Warner's Book-of-the-Month Club with the domestic book club operations of Doubleday Direct, Inc. ("Doubleday"), a leading consumer book club group owned by Bertelsmann. In connection with this transaction, Time Warner has deconsolidated its domestic book club operations in 2000 and is accounting for its interest in the joint venture under the equity method of accounting. Time Warner's initial interest in the joint venture was recorded based on the historical cost basis of the contributed net assets. Time Warner did not recognize a gain or loss on the transaction. Time Warner's share of the operating results of the joint venture for the first half of 2000 has been included in interest and other, net, in the accompanying consolidated statement of operations.

SIX FLAGS

         In 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc. ("Premier," now known as Six Flags Inc.), a regional theme park operator, for approximately $475 million. TWE initially deferred a $400 million gain on the transaction principally as a result of uncertainties surrounding its realization. Those uncertainties related to litigation and TWE's guarantees of Premier's long-term obligations to make minimum payments to the limited partners of the Six Flags Over Texas and Six Flags Over Georgia theme parks (the "Co-Venture Guarantees").

         Time Warner management periodically had evaluated its reasonably possible risk of loss relating to the Six Flags litigation and Co-Venture Guarantees. Based on the improving financial performance of Premier and the Six Flags Over Texas and Six Flags Over Georgia theme parks, management believed that its aggregate financial exposure had declined steadily. Accordingly, TWE periodically recognized a portion of the deferred gain as its realization became more fully assured. For each quarter of 1999 and in the first quarter of 2000, a $10 million pretax gain was recognized. These amounts have been included in business segment operating income in the accompanying consolidated statement of operations.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

         In December 1998, a jury returned an adverse verdict in the Six Flags litigation in the amount of $454 million. TWE and its former 51% partner in Six Flags are financially responsible for this judgment. TWE appealed the verdict, but, in July 2000, an appellate court unexpectedly affirmed the jury's verdict. As a result, TWE revised its estimate of its financial exposure and recorded a one-time, pretax charge of $50 million in the second quarter of 2000 to cover its additional financial exposure in excess of established reserves. These reserves consisted of the unrecognized portion of the deferred gain and accrued interest. The $50 million charge is classified in two components in Time Warner's accompanying consolidated statement of operations: $26 million of the charge, representing an accrual for additional interest, is included in interest and other, net, and the remaining $24 million is included in business segment operating income.

GAINS (LOSSES) ON THE SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS AND
INVESTMENTS

         In 2000 and 1999, largely in an ongoing effort to enhance its geographic clustering of cable television properties, Time Warner continued to sell or exchange various cable television systems and investments. In connection with these transactions, Time Warner Cable recognized net pretax losses for the three months ended June 30, 2000 of approximately $7 million and net pretax gains of $771 million in 1999. Net pretax gains for the first six months of the year amounted to $21 million in 2000 and $771 million in 1999. Such amounts have been included in business segment operating income in the accompanying consolidated statement of operations.

COLUMBIA HOUSE INVESTMENT WRITE-DOWN

         In July 1999, Time Warner announced an agreement with Sony Corporation of America ("Sony") to merge their jointly owned music and video club operations of Columbia House with CDNOW, Inc. ("CDNOW"), a music and video e-commerce company. While awaiting the receipt of regulatory approvals, the March 13, 2000 termination date in the merger agreement was reached, and the parties terminated the agreement. Accordingly, the merger will not occur.

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

         With the termination of the CDNOW merger in March 2000, the risk associated with the timely execution of these strategies and the transformation of Columbia House's traditional business model to an online one increased. As a result, management concluded that the decline in Columbia House's business is going to continue through the near term. As such, Time Warner recorded a $220 million noncash pretax charge during the first quarter of 2000 to reduce the carrying value of its investment in Columbia House to an estimate of its fair value. The charge has been included in interest and other, net, in the accompanying consolidated statement of operations.

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

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

1999 GAIN ON TIME WARNER TELECOM'S INITIAL PUBLIC OFFERING

         In May 1999, Time Warner Telecom Inc. ("Time Warner Telecom"), an integrated communications provider that provides a wide range of telephony and data services to businesses, completed an initial public offering of 20% of its common stock (the "Time Warner Telecom IPO"). In connection with the Time Warner Telecom IPO and certain related transactions, Time Warner's ownership interest in Time Warner Telecom was diluted from 62% to 48%. As a result, Time Warner recognized a pretax gain of approximately $115 million before providing for deferred taxes. This gain has been included in interest and other, net, in the accompanying consolidated statement of operations for the three and six months ended June 30, 1999.

3.       GAINS ON THE SALE OF OTHER INVESTMENTS

GAIN ON THE SALE OF INVESTMENT IN MARTHA STEWART

         During 2000, Time Warner sold a portion of its interest in Martha Stewart Living Omnimedia Inc. ("Martha Stewart") for proceeds of approximately $33 million. As a result, Time Warner recognized a pretax gain of approximately $32 million for the six months ended June 30, 2000. In addition, during the first six months of 1999, Time Warner recognized a pretax gain of a comparable amount, also related to its interest in Martha Stewart. These gains are included in business segment operating income in the accompanying consolidated statement of operations.

GAIN ON THE SALE OF INVESTMENT IN HEALTHEON/WEBMD

         During 2000, Time Warner periodically sold portions of its interest in Healtheon/WebMD Corp. for aggregate proceeds of approximately $56 million. As a result, Time Warner recognized pretax gains of approximately $21 million in the second quarter of 2000 and $31 million for the year-to-date period. These gains are included in business segment operating income in the accompanying consolidated statement of operations.

4.       INVESTMENT IN THE ENTERTAINMENT GROUP

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

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported income before cumulative effect of an accounting change of $369 million and a net loss of $155 million for the six months ended June 30, 2000. For the six months ended June 30, 1999, TWE reported net income of $1.079 billion. Because of the priority rights over allocations of income and distributions of TWE held by the Time Warner General Partners, all of TWE's net income and losses were allocated to Time Warner and none was allocated to MediaOne.

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements. As such, they are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

5.       INVENTORIES AND FILM COSTS

         Inventories and film costs consist of:

                                                                                           JUNE 30,    DECEMBER 31,
                                                                                             2000          1999
                                                                                             ----          ----
                                                                                                   (MILLIONS)
Programming costs, less amortization....................................................     $1,592       $1,620
Magazines, books, recorded music and other merchandise..................................        629          652
Film costs-Theatrical:
   Released, less amortization..........................................................        962        1,050
   Completed and not released...........................................................        159           80
   In production........................................................................        778          704
   Development and pre-production.......................................................         90          155
Film costs-Television:
   Released, less amortization..........................................................        300          546
   Completed and not released...........................................................         10            9
   In production........................................................................         63            8
   Development and pre-production.......................................................          6            5

Film costs-Library, less amortization...................................................      1,497        1,554
                                                                                             ------       ------

Total inventories and film costs........................................................      6,086        6,383
Less current portion of inventory.......................................................      1,439        1,472
                                                                                             ------       ------

Total noncurrent inventories and film costs.............................................     $4,647       $4,911
                                                                                             ======       ======


6.       MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

7.       INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF ACCOUNTING
         CHANGE

         Set forth below is a reconciliation of basic and diluted income (loss) per common share before cumulative effect of accounting change for each period.

                                                                             THREE MONTHS         SIX MONTHS
                                                                            ENDED JUNE 30,       ENDED JUNE 30,
                                                                         -------------------- -------------------
                                                                          2000(a)     1999      2000(a)     1999
                                                                          -------     ----     --------     ----
                                                                          (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Income (loss) applicable to common shares before cumulative
   effect of accounting change - basic.................................  $    72   $   575    $   (34)   $   695
Interest savings, net of tax(b)........................................        -        10          -         19
Preferred dividends....................................................        -        18          -         36
                                                                          ------   -------    -------    -------
Income (loss) applicable to common shares before cumulative
   effect of accounting change - diluted...............................  $    72   $   603    $   (34)   $   750
                                                                         =======   =======    =======    =======

Average number of common shares outstanding - basic....................  1,319.4   1,249.3    1,310.4    1,246.2
Dilutive effect of stock options.......................................        -      73.3          -       74.0
Dilutive effect of convertible preferred shares........................        -      81.1          -       81.4
                                                                         -------   -------    -------    -------
Average number of common shares outstanding - diluted..................  1,319.4   1,403.7    1,310.4    1,401.6
                                                                         =======   =======    =======    =======

Income (loss) per common share before cumulative effect
   of accounting change:
     Basic.............................................................  $  0.05  $   0.46   $  (0.03)   $  0.56
                                                                         =======  ========   ========    =======
     Diluted...........................................................  $  0.05  $   0.43   $  (0.03)   $  0.54
                                                                         =======  ========   ========    =======

---------------
(a) 2000 basic and diluted income (loss) per common share before cumulative effect of accounting change are the same because the effect of Time Warner's stock options and convertible preferred stock was antidilutive.
(b) Reflects the required use of a portion of the proceeds from the future exercise of employee stock options to repay all outstanding borrowings under Time Warner's stock option proceeds credit facility.

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

         As described more fully in Note 1, effective January 1, 2000, management reclassified Time Warner's share of the operating results of Columbia House from its Music segment to interest and other, net. As such, segment results for 1999 have been reclassified to conform to the 2000 presentation. Also, as described more fully in Note 2, the

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

comparability of the Publishing segment's operating results was affected by a transaction in 2000 involving Book-of-the-Month Club. In connection with that transaction, the operating results of Book-of-the-Month Club were deconsolidated and are no longer included in the Publishing segment's operating results for 2000. Time Warner's share of the operating results of the joint venture for the first six months of 2000 has been included in interest and other, net, in the accompanying consolidated statement of operations. During the three months ended June 30, 1999, the Publishing segment's operating results included revenues of $81 million, EBITA losses of $3 million and operating losses of $4 million relating to Book-of-the-Month Club. During the six months ended June 30, 1999, the Publishing segment's operating results included revenues of $147 million, EBITA losses of $12 million and operating losses of $14 million relating to Book-of-the-Month Club.

                                                                             THREE MONTHS           SIX MONTHS
                                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                                            --------------        --------------
                                                                           2000       1999       2000       1999
                                                                           ----       ----       ----       ----
                                                                                         (MILLIONS)
REVENUES
Cable Networks.........................................................   $1,769    $1,611    $ 3,355    $ 2,975
Publishing.............................................................    1,196     1,153      2,135      2,127
Music..................................................................      956       828      1,873      1,764
Filmed Entertainment...................................................    1,802     1,783      3,697      3,480
Broadcasting-The WB Network............................................      109        83        211        162
Cable..................................................................    1,502     1,330      2,949      2,626
Digital Media..........................................................       22         -         24          -
Intersegment elimination...............................................     (276)     (257)      (600)      (512)
                                                                          ------    ------    -------    -------

Total..................................................................   $7,080    $6,531    $13,644    $12,622
                                                                          ======    ======    =======    =======




                                                                             THREE MONTHS           SIX MONTHS
                                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                                            --------------        --------------
                                                                           2000       1999      2000        1999
                                                                           ----       ----      ----        ----
                                                                                         (MILLIONS)
EBITA(a)
Cable Networks.........................................................   $  422   $   366     $  786    $   675
Publishing.............................................................      226       196        343        290
Music..................................................................      109        98        189        187
Filmed Entertainment(b)................................................      175       203        360        578
Broadcasting-The WB Network............................................      (21)      (30)       (52)       (71)
Cable(c)...............................................................      455     1,180        940      1,583
Digital Media..........................................................      (55)        -        (85)         -
Intersegment elimination...............................................      (16)        1        (24)        13
                                                                          ------   -------     ------    -------

Total..................................................................   $1,295    $2,014     $2,457     $3,255
                                                                          ======    ======     ======     ======

---------------
(a) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, Time Warner's business segment operating income for the second quarter was $961 million in 2000 and $1.703 billion in 1999. Time Warner's business segment operating income for the first six months of the year was $1.793 billion in 2000 and $2.638 billion in 1999.
(b) Includes a pretax charge of $24 million recognized in the second quarter of 2000 in connection with the Six Flags litigation, a pretax gain of $10 million related to a partial recognition of a deferred gain in connection with the 1998 sale of Six Flags recognized in the first quarter of 2000 and in each of the first and second quarters of 1999 and a pretax gain of approximately $215 million recognized in the first quarter of 1999 relating to the early termination and settlement of a long-term, home video distribution agreement.
(c) Includes net pretax losses relating to the sale or exchange of certain cable television systems and investments of approximately $7 million in the second quarter of 2000 and net pretax gains of approximately $771 million in the second quarter of 1999. Similarly, six month results include net pretax gains of approximately $21 million in 2000 and approximately $771 million in 1999.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)



                                                                             THREE MONTHS           SIX MONTHS
                                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                                            --------------        --------------
                                                                           2000       1999       2000       1999
                                                                           ----       ----       ----       ----
                                                                                         (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Cable Networks.........................................................    $  38     $  32      $  71      $  63
Publishing.............................................................       16        19         35         38
Music..................................................................       21        18         41         35
Filmed Entertainment...................................................       23        38         45         68
Broadcasting-The WB Network............................................        1         1          1          1
Cable..................................................................      218       198        431        380
Digital Media..........................................................        1         -          2          -
                                                                           -----     -----      -----     ------

Total..................................................................     $318      $306       $626       $585
                                                                            ====      ====       ====       ====




                                                                             THREE MONTHS           SIX MONTHS
                                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                                            --------------        --------------
                                                                           2000       1999       2000       1999
                                                                           ----       ----       ----       ----
                                                                                         (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(a)
Cable Networks.........................................................    $  53     $  51       $106       $101
Publishing.............................................................       13        10         26         20
Music..................................................................       62        65        121        127
Filmed Entertainment...................................................       50        50        100        100
Broadcasting-The WB Network............................................        1         1          2          2
Cable..................................................................      155       134        309        267
Digital Media..........................................................        -         -          -          -
                                                                            ----      ----       ----       ----

Total..................................................................     $334      $311       $664       $617
                                                                            ====      ====       ====       ====

-----------------
(a) Includes amortization relating to all business combinations accounted for by the purchase method, including the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of Turner Broadcasting System, Inc. in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995.

9.       COMMITMENTS AND CONTINGENCIES

         Time Warner is subject to various class action lawsuits as well as actions that have been brought by various state attorneys general alleging collusive and other illegal pricing practices by the major record companies in their capacity as distributors of compact discs. Although management believes these cases are without merit, adverse jury verdicts could result in a material loss to Time Warner. Due to the lack of specificity to plaintiffs' claims, a range of loss is not determinable at this time.

         TWE also is subject to certain litigation relating to Six Flags. In December 1998, a jury returned an adverse verdict in the Six Flags matter in the amount of $454 million. TWE and its former 51% partner in Six Flags are financially responsible for this judgment. As described in Note 2, TWE appealed the verdict, but, in July 2000, an appellate court unexpectedly affirmed the jury's verdict. As a result, TWE revised its estimate of its financial exposure and recorded a one-time, pretax charge of $50 million in the second quarter of 2000 to cover its additional financial exposure in excess of established reserves.

         Time Warner is also subject to numerous legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on Time Warner's financial statements.

                                TIME WARNER INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


10.      ADDITIONAL FINANCIAL INFORMATION

CASH FLOWS

         Additional financial information with respect to cash flows is as follows:

                                                                                                  SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                               ----------------
                                                                                               2000        1999
                                                                                               ----        ----
                                                                                                  (MILLIONS)

         Cash payments made for interest.....................................................  $753         $684
         Cash payments made for income taxes.................................................   209          209
         Income tax refunds received.........................................................    19           37



INTEREST AND OTHER, NET

         Interest and other, net, consists of:


                                                                         THREE MONTHS               SIX MONTHS
                                                                        ENDED JUNE 30,            ENDED JUNE 30,
                                                                      ------------------       -------------------
                                                                       2000        1999         2000          1999
                                                                       ----        ----         ----          ----
                                                                                       (MILLIONS)

         Interest expense.......................................      $(424)      $(369)    $   (822)        $(735)
         Other investment-related activity, principally net
           losses of corporate-related equity investees.........       (122)        (44)        (200)         (127)
         Write-down of Columbia House investment................          -           -         (220)            -
         America Online-Time Warner merger costs................        (31)          -          (77)            -
         Gain on Time Warner Telecom IPO and certain
           related activities...................................          -         115            -           115
         Corporate finance-related activity, principally losses
           on asset securitization programs.....................        (73)        (31)        (109)          (63)
         Miscellaneous..........................................          4         (25)         (26)          (50)
                                                                      -----       -----      -------         -----
         Total interest and other, net..........................      $(646)      $(354)     $(1,454)        $(860)
                                                                      =====       =====      =======         =====


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


                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000


                                                                                   NON-                     TIME
                                              TIME          TW                   GUARANTOR    ELIMINA-     WARNER
                                             WARNER      COMPANIES      TBS    SUBSIDIARIES     TIONS   CONSOLIDATED
                                             ------      ---------      ---    ------------     -----   ------------
                                                                              (MILLIONS)

Revenues ................................... $    -       $    -       $ 260       $6,825       $  (5)     $7,080
                                             ------       ------       -----       ------       -----      ------

Cost of revenues(a).........................      -            -        (127)      (3,616)        (18)     (3,761)
Selling, general and administrative(a)......      -            -         (68)      (1,949)          -      (2,017)
Amortization of goodwill and other
   intangible assets........................      -            -           -         (334)          -        (334)
Loss on sale or exchange of cable systems
   and investments..........................      -            -           -           (7)          -          (7)
                                             ------       ------       -----        -----       -----      ------

Business segment operating income...........      -            -          65          919         (23)        961
Equity in pretax income of consolidated
   subsidiaries.............................    350          350         175            -        (875)          -
Interest and other, net.....................   (109)        (152)        (46)        (343)          4        (646)
Corporate expenses..........................    (27)         (16)         (5)         (36)         40         (44)
Minority interest...........................      -            -           -          (57)          -         (57)
                                             ------       ------       -----        -----       -----      ------

Income before income taxes..................    214          182         189          483        (854)        214
Income taxes................................   (139)        (120)        (96)        (298)        514        (139)
                                             ------       ------       -----        -----       -----      ------

Net income.................................. $   75       $   62       $  93        $ 185       $(340)     $   75
                                             ======       ======       =====        =====       =====      ======
---------------
(a) Includes depreciation expense of:....... $    -       $    -       $   3        $ 315       $   -      $  318
                                             ======       ======       =====        =====       =====      ======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (Continued)
                                   (UNAUDITED)




                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999


                                                                                   NON-                     TIME
                                              TIME          TW                   GUARANTOR    ELIMINA-     WARNER
                                             WARNER      COMPANIES      TBS    SUBSIDIARIES     TIONS   CONSOLIDATED
                                             ------      ---------      ---    ------------     -----   ------------
                                                                              (MILLIONS)

Revenues....................................  $   -       $    -      $  242       $6,175     $   114      $6,531
                                              -----       ------      ------       ------     -------      ------

Cost of revenues(a).........................      -            -        (132)      (3,263)       (119)     (3,514)
Selling, general and administrative(a)......      -            -         (48)      (1,726)          -      (1,774)
Amortization of goodwill and other
   intangible assets........................      -            -           -         (311)          -        (311)
Gain on sale or exchange of cable
   systems and investments..................      -            -           -          771           -         771
                                              -----       ------      ------       ------     -------      ------

Business segment operating income...........      -            -          62        1,646          (5)      1,703
Equity in pretax income of consolidated
   subsidiaries.............................  1,156        1,162         158            -      (2,476)          -
Interest and other, net.....................    (70)        (163)        (35)         (64)        (22)       (354)
Corporate expenses..........................    (22)         (14)         (4)         (34)         34         (40)
Minority interest...........................       -           -           -         (245)          -        (245)
                                              -----       ------      ------       ------     -------      ------

Income before income taxes..................  1,064          985         181        1,303      (2,469)      1,064
Income taxes................................   (471)        (436)        (89)        (581)      1,106        (471)
                                              -----       ------      ------       ------     -------      ------

Net income..................................  $ 593        $ 549      $   92        $ 722     $(1,363)     $  593
                                              =====       ======      ======       ======     =======      ======
-----------------
(a) Includes depreciation expense of:.......   $  -        $   -      $    3        $ 303     $     -      $  306
                                               ====       ======      ======       ======     =======      ======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (Continued)
                                   (UNAUDITED)



                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                                  NON-                     TIME
                                              TIME          TW                   GUARANTOR    ELIMINA-     WARNER
                                             WARNER      COMPANIES      TBS    SUBSIDIARIES     TIONS   CONSOLIDATED
                                             ------      ---------      ---    ------------     -----   ------------
                                                                             (MILLIONS)
Revenues ...................................$     -     $      -      $  474      $13,186      $  (16)    $13,644
                                             ------     --------      ------      -------      ------     -------

Cost of revenues(a).........................      -            -        (209)      (7,158)         (7)     (7,374)
Selling, general and administrative(a)......      -            -        (126)      (3,708)          -      (3,834)
Amortization of goodwill and other
   intangible assets........................      -            -           -         (664)          -        (664)
Gain on sale or exchange of cable systems
   and investments..........................      -            -           -           21           -          21
                                             ------     --------      ------      -------      ------     -------

Business segment operating income...........      -            -         139        1,677         (23)      1,793
Equity in pretax income of consolidated
   subsidiaries.............................    427          476         263            -      (1,166)          -
Interest and other, net.....................   (236)        (302)        (90)        (809)        (17)     (1,454)
Corporate expenses..........................    (50)         (31)         (9)         (73)         76         (87)
Minority interest...........................      -            -           -         (111)          -        (111)
                                             ------     --------      ------      -------      ------     -------

Income before income taxes and cumulative
   effect of accounting change..............    141          143         303          684      (1,130)        141
Income taxes................................   (167)        (156)       (158)        (415)        729        (167)
                                             ------     --------      ------      -------      ------     -------

Income (loss) before cumulative effect of
   accounting change........................    (26)         (13)        145          269        (401)        (26)
Cumulative effect of accounting change,
   net of tax...............................   (443)        (340)       (128)        (443)        911        (443)
                                             ------     --------      ------      -------      ------     -------

Net income (loss)........................... $ (469)    $   (353)    $    17       $ (174)     $  510     $  (469)
                                             ======     ========     =======       ======      ======     =======
---------------
(a)  Includes depreciation expense of:...... $    -     $      -     $     5       $  621      $    -     $   626
                                             ======     ========     =======       ======      ======     =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (Continued)
                                   (UNAUDITED)



                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                                                                   NON-                     TIME
                                              TIME          TW                   GUARANTOR    ELIMINA-     WARNER
                                             WARNER      COMPANIES      TBS    SUBSIDIARIES     TIONS   CONSOLIDATED
                                             ------      ---------      ---    ------------     -----   ------------
                                                                             (MILLIONS)
Revenues ...................................  $   -       $    -       $ 426      $12,180     $    16     $12,622
                                              -----       ------       -----      -------     -------     -------

Cost of revenues(a).........................      -            -        (200)      (6,607)        (26)     (6,833)
Selling, general and administrative(a)......      -                     (104)      (3,416)          -      (3,520)
Amortization of goodwill and other
   intangible assets........................      -                        -         (617)          -        (617)
Gain on sale or exchange of cable
   systems and investments..................      -            -           -          771           -         771
Gain on early termination of video
   distribution agreement...................      -            -           -          215           -         215
                                              -----       ------       -----      -------     -------     -------

Business segment operating income...........      -            -         122        2,526         (10)      2,638
Equity in pretax income of consolidated
   subsidiaries.............................  1,534        1,636         234            -      (3,404)          -
Interest and other, net.....................   (122)        (346)        (69)        (289)        (34)       (860)
Corporate expenses..........................    (44)         (28)         (8)         (68)         68         (80)
Minority interest...........................        -          -           -         (330)          -        (330)
                                              -----       ------       -----      -------     -------     -------

Income before income taxes..................  1,368        1,262         279        1,839      (3,380)      1,368
Income taxes................................   (637)        (587)       (145)        (845)      1,577        (637)
                                              -----       ------       -----      -------     -------     -------

Net income..................................  $ 731       $  675       $ 134      $   994     $(1,803)    $   731
                                              =====       ======       =====      =======     =======     =======
-------------------
(a)  Includes depreciation expense of:......  $   -       $    -       $   5      $   580     $     -     $   585
                                              =====       ======       =====      =======     =======     =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (Continued)
                                   (UNAUDITED)


                           CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2000

                                                                                          NON-                     TIME
                                                              TIME       TW            GUARANTOR    ELIMINA-      WARNER
                                                             WARNER   COMPANIES  TBS  SUBSIDIARIES   TIONS     CONSOLIDATED
                                                             ------   ---------  ---  ------------   -----     ------------
                                                                                   (MILLIONS)
ASSETS
CURRENT ASSETS
Cash and equivalents....................................... $     -  $    15   $   75   $   369    $     -       $  459
Receivables, net...........................................      13       27       86     4,125          -        4,251
Inventories................................................       -        -      134     1,305          -        1,439
Prepaid expenses...........................................     217        -        4     1,336          -        1,557
                                                            -------  -------   ------   -------    -------      -------

Total current assets.......................................     230       42      299     7,135          -        7,706

Noncurrent inventories.....................................       -        -      193     4,454          -        4,647
Investments in and amounts due to and from
   consolidated subsidiaries...............................  16,198   15,509    8,951         -    (40,658)           -
Other investments..........................................     307        7       24     2,292       (747)       1,883
Property, plant and equipment..............................      32        -       41     9,295          -        9,368
Music catalogues, contracts and copyrights.................       -        -        -       727          -          727
Cable television and sports franchises.....................       -        -        -     8,264          -        8,264
Goodwill...................................................       -        -        -    15,178          -       15,178
Other assets...............................................     192       97       73     1,212          -        1,574
                                                            -------  -------   ------   -------   --------      -------

Total assets............................................... $16,959  $15,655   $9,581   $48,557   $(41,405)     $49,347
                                                            =======  =======   ======   =======   ========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable........................................... $    53  $     -   $   18   $ 1,462   $      -      $ 1,533
Participations payable.....................................       -        -        -     1,281          -        1,281
Royalties and programming costs payable....................       -        -       35     1,582          -        1,617
Debt due within one year...................................       -        -        -        20          -           20
Other current liabilities..................................     327      170       98     3,829        (15)       4,409
                                                            -------  -------   ------   -------   --------      -------

Total current liabilities..................................     380      170      151     8,174        (15)       8,860

Long-term debt ............................................   1,585    6,293      747     9,181          -       17,806
Debt due to affiliates.....................................       -        -    1,647       158     (1,805)           -
Borrowings against future stock option proceeds............   1,135        -        -         -          -        1,135
Deferred income taxes......................................   3,589    3,379      290     3,670     (7,339)       3,589
Unearned portion of paid subscriptions.....................       -        -        -       767          -          767
Other liabilities..........................................     582        -      168     3,004          -        3,754
Minority interests.........................................       -        -        -     3,173          -        3,173
TW Companies-obligated mandatorily redeemable
   preferred securities of subsidiaries holding solely
   debentures of TW Companies..............................       -        -        -       575          -          575

SHAREHOLDERS' EQUITY
Due from Time Warner and subsidiaries......................       -   (1,996)  (1,213)   (3,897)     7,106            -
Other shareholders' equity.................................   9,688    7,809    7,791    23,752    (39,352)       9,688
                                                            -------  -------   ------   -------   --------      -------

Total shareholders' equity.................................   9,688    5,813    6,578    19,855    (32,246)       9,688
                                                            -------  -------   ------   -------   --------      -------

Total liabilities and shareholders' equity................. $16,959  $15,655   $9,581   $48,557   $(41,405)     $49,347
                                                            =======  =======   ======   =======   ========      =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (Continued)
                                   (UNAUDITED)



                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999



                                                                                          NON-                     TIME
                                                              TIME       TW            GUARANTOR    ELIMINA-      WARNER
                                                             WARNER   COMPANIES  TBS  SUBSIDIARIES   TIONS     CONSOLIDATED
                                                             ------   ---------  ---  ------------   -----     ------------
                                                                                   (MILLIONS)
ASSETS
CURRENT ASSETS
Cash and equivalents.......................................  $    -  $   366   $   77   $   841     $    -      $ 1,284
Receivables, net...........................................      18       27       89     4,797          -        4,931
Inventories................................................       -        -      125     1,347          -        1,472
Prepaid expenses...........................................      12        -        4     1,448          -        1,464
                                                            -------  -------   ------   -------   --------      -------

Total current assets.......................................      30      393      295     8,433          -        9,151

Noncurrent inventories.....................................       -        -      203     4,708          -        4,911
Investments in and amounts due to and from
   consolidated subsidiaries...............................  17,212   16,711    9,354         -    (43,277)           -
Other investments..........................................     236        7       24     2,562       (733)       2,096
Property, plant and equipment..............................      42        -       47     8,639          -        8,728
Music catalogues, contracts and copyrights.................       -        -        -       782          -          782
Cable television and sports franchises.....................       -        -        -     8,472          -        8,472
Goodwill...................................................       -        -        -    15,458          -       15,458
Other assets...............................................      91      103       65     1,382          -        1,641
                                                            -------  -------   ------   -------   --------      -------

Total assets............................................... $17,611  $17,214   $9,988   $50,436   $(44,010)     $51,239
                                                            =======  =======   ======   =======   ========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable........................................... $    13   $    -  $    25   $ 1,885   $      -      $ 1,923
Participations payable.....................................       -        -        -     1,403          -        1,403
Royalties and programming costs payable....................       -        -       35     1,529          -        1,564
Debt due within one year...................................       -        -        -        22          -           22
Other current liabilities..................................     342      190      150     4,114        (38)       4,758
                                                            -------  -------   ------   -------   --------      -------

Total current liabilities..................................     355      190      210     8,953        (38)       9,670

Long-term debt ............................................   1,585    6,745      746     9,007          -       18,083
Debt due to affiliates.....................................       -        -    1,647       158     (1,805)           -
Borrowings against future stock option proceeds............   1,243        -        -         -          -        1,243
Deferred income taxes......................................   4,234    3,978      337     4,314     (8,629)       4,234
Unearned portion of paid subscriptions.....................       -        -        -       762          -          762
Other liabilities..........................................     481        -      130     3,162          -        3,773
Minority interests.........................................       -        -        -     3,186          -        3,186
TW Companies-obligated mandatorily redeemable
   preferred securities of a subsidiary holding solely
   subordinated debentures of TW Companies.................       -        -        -       575          -          575

SHAREHOLDERS' EQUITY
Due from Time Warner and subsidiaries......................       -   (1,997)    (903)   (3,791)     6,691            -
Other shareholders' equity.................................   9,713    8,298    7,821    24,110    (40,229)       9,713
                                                            -------  -------   ------   -------   --------      -------

Total shareholders' equity.................................   9,713    6,301    6,918    20,319    (33,538)       9,713
                                                            -------  -------   ------   -------   --------      -------

Total liabilities and shareholders' equity................. $17,611  $17,214   $9,988   $50,436   $(44,010)     $51,239
                                                            =======  =======   ======   =======   ========      =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (Continued)
                                   (UNAUDITED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                                                          NON-                     TIME
                                                              TIME       TW            GUARANTOR    ELIMINA-      WARNER
                                                             WARNER   COMPANIES  TBS  SUBSIDIARIES   TIONS     CONSOLIDATED
                                                             ------   ---------  ---  ------------   -----     ------------
                                                                                   (MILLIONS)
OPERATIONS
Net income (loss)..........................................   $(469)   $(353)  $   17   $  (174)     $ 510      $  (469)
Adjustments for noncash and nonoperating items:
   Cumulative effect of an accounting change...............     443      340      128       443       (911)         443
   Depreciation and amortization...........................       -        -        5     1,285          -        1,290
   Amortization of film costs..............................       -        -        -       910          -          910
   Gain on sale or exchange of cable systems and
      investments..........................................       -        -        -       (21)         -          (21)
   Excess of distributions over equity in
      pretax income of consolidated subsidiaries...........     192        4      260         -       (456)           -
   Equity in losses of investee companies
      after distributions..................................       -        -        -       219         43          262
Changes in operating assets and liabilities................    (478)     (81)     (97)   (2,093)     1,207       (1,542)
                                                               ----    -----    -----    ------      -----       ------

Cash provided (used) by operations.........................    (312)     (90)     313       569        393          873
                                                               ----    -----    -----    ------      -----       ------

INVESTING ACTIVITIES
Investments and acquisitions...............................       -        -        -      (383)         -         (383)
Advances to parents and consolidated subsidiaries..........       -        -        -      (272)       272            -
Repayment of advances from consolidated subsidiaries.......       -      191        -         -       (191)           -
Capital expenditures.......................................       -        -       (5)   (1,285)         -       (1,290)
Investment proceeds........................................       -        -        -       257          -          257
                                                               ----    -----    -----    ------      -----       ------

Cash provided (used) by investing activities...............       -      191       (5)   (1,683)        81       (1,416)
                                                               ----    -----    -----    ------      -----       ------

FINANCING ACTIVITIES
Borrowings.................................................       -      109        -     1,486          -        1,595
Debt repayments............................................       -     (562)       -    (1,313)         -       (1,875)
Change in due to/from parent...............................     272        1     (310)      511       (474)           -
Borrowings against future stock option proceeds............       2        -        -         -          -            2
Repayments of borrowings against future stock option
   proceeds................................................    (110)       -        -         -          -         (110)
Repurchases of Time Warner common stock....................     (65)       -        -         -          -          (65)
Dividends paid.............................................    (131)       -        -         -          -         (131)
Proceeds received from stock option and
   dividend reinvestment plans.............................     310        -        -         -          -          310
Other......................................................      34        -        -       (42)         -           (8)
                                                               ----    -----    -----    ------      -----       ------

Cash provided (used) by financing activities...............     312     (452)    (310)      642       (474)        (282)
                                                               ----    -----    -----    ------      -----       ------

DECREASE IN CASH AND EQUIVALENTS...........................       -     (351)      (2)     (472)         -         (825)
                                                               ----    -----    -----    ------      -----       ------

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD.....................................       -      366       77       841        -          1,284
                                                               ----    -----    -----    ------      -----       ------

CASH AND EQUIVALENTS AT END OF PERIOD......................    $  -    $  15    $  75    $  369     $    -      $   459
                                                               ====    =====    =====    ======     ======      =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (Continued)
                                   (UNAUDITED)





                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                                                                          NON-                     TIME
                                                              TIME       TW            GUARANTOR    ELIMINA-      WARNER
                                                             WARNER   COMPANIES  TBS  SUBSIDIARIES   TIONS     CONSOLIDATED
                                                             ------   ---------  ---  ------------   -----     ------------
                                                                                   (MILLIONS)
OPERATIONS
Net income.................................................   $ 731    $ 675    $ 134    $  994    $(1,803)      $  731
Adjustments for noncash and nonoperating items:
   Depreciation and amortization...........................       -        -        2     1,210        (10)       1,202
   Amortization of film costs..............................       -        -        -     1,081          -        1,081
   Gain on sale or exchange of cable systems and
      investments..........................................       -        -        -      (771)         -         (771)
   Excess (deficiency) of distributions over equity in
      pretax income of consolidated subsidiaries...........    (127)    (928)     165         -        890            -
   Equity in losses of investee companies after
      distributions........................................       -        3        -       185          -          188
Changes in operating assets and liabilities................    (136)     374     (148)     (874)       163         (621)
                                                              -----     ----     ----      ----    -------       ------

Cash provided by operations................................     468      124      153     1,825       (760)       1,810
                                                              -----     ----     ----      ----    -------       ------

INVESTING ACTIVITIES
Consolidation of the Entertainment Group's cash and
   cash equivalents........................................       -        -        -        87          -           87
Investments and acquisitions...............................       -        -        -      (324)         -         (324)
Advances to parents and consolidated subsidiaries..........       -        -        -      (228)       228            -
Repayments of advances from consolidated subsidiaries......       -       70        -       232       (302)           -
Capital expenditures.......................................       -        -       (6)     (957)         -         (963)
Investment proceeds........................................       -        -        -       323          -          323
                                                              -----     ----     ----      ----    -------       ------

Cash provided (used) by investing activities...............       -       70       (6)     (867)       (74)        (877)
                                                              -----     ----     ----      ----    -------       ------

FINANCING ACTIVITIES
Borrowings.................................................       -      117        -     1,534          -        1,651
Debt repayments............................................       -      (68)       -    (1,779)         -       (1,847)
Change in due to/from parent...............................      (4)    (309)    (164)     (357)       834            -
Borrowings against future stock option proceeds............     324        -        -         -          -          324
Repurchases of Time Warner common stock....................    (926)       -        -         -          -         (926)
Dividends paid.............................................    (149)       -        -         -          -         (149)
Redemption of preferred stock of a subsidiary..............       -        -        -      (217)         -         (217)
Proceeds received from stock option and
   dividend reinvestment plans.............................     287        -        -         -          -          287
Other......................................................       -        -        -       (77)         -          (77)
                                                              -----     ----     ----      ----    -------       ------

Cash used by financing activities..........................    (468)    (260)    (164)     (896)       834         (954)
                                                              -----     ----     ----      ----    -------       ------

INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS.............................................       -      (66)     (17)       62          -          (21)
                                                              -----     ----     ----      ----    -------       ------
CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD.....................................       -       66       25       351          -          442
                                                              -----     ----     ----      ----    -------       ------

CASH AND EQUIVALENTS AT END OF PERIOD......................   $   -    $   -    $   8     $ 413    $     -       $  421
                                                              =====    =====    =====     =====    =======       ======

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

         For 2000, the significant, nonrecurring items included (i) net pretax losses of approximately $8 million recognized in the second quarter relating to the sale or exchange of various cable television systems and investments, (ii) a $50 million pretax charge in the second quarter related to the Six Flags Entertainment Corporation ("Six Flags") litigation, (iii) a pretax gain of $10 million in the first quarter relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and (iv) a noncash charge of $524 million in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

         For 1999, the significant, nonrecurring items included (i) net pretax gains of approximately $760 million recognized in the second quarter relating to the sale or exchange of various cable television systems and investments, (ii) a pretax gain of $10 million recognized in each of the first and second quarters relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and (iii) an approximate $215 million pretax gain recognized in the first quarter in connection with the early termination and settlement of a long-term, home video distribution agreement.

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

RESULTS OF OPERATIONS

         EBITA and operating income are as follows:

                                                        THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------     --------------------------
                                                                        OPERATING                      OPERATING
                                                           EBITA          INCOME          EBITA          INCOME
                                                        -----------    ------------    -----------    ------------
                                                        2000   1999    2000    1999    2000   1999    2000    1999
                                                        ----   ----    ----   -----    ----   ----    ----    ----
                                                                                 (MILLIONS)
Filmed Entertainment-Warner Bros.(a).................  $121  $  132   $  90 $  101  $  267   $ 478    $206 $  417
Broadcasting-The WB Network..........................   (21)    (30)    (22)   (31)    (52)    (71)    (54)   (73)
Cable Networks-HBO...................................   150     131     150    131     294     256     294    256
Cable(b).............................................   385   1,099     276  1,011     778   1,436     560  1,263
Digital Media........................................   (17)      -     (17)     -     (30)      -     (30)     -
                                                       ----  ------    ---- ------  ------  ------    ---- -------

Total................................................  $618  $1,332    $477 $1,212  $1,257  $2,099    $976 $1,863
                                                       ====  ======    ==== ======  ======  ======    ==== ======

------------
(a) Includes a pretax charge of $24 million recognized in the second quarter of 2000 in connection with the Six Flags litigation, a pretax gain of $10 million related to the partial recognition of a deferred gain on the 1998 sale of Six Flags recognized in the first quarter of 2000 and in each of the first and second quarters of 1999 and a pretax gain of approximately $215 million recognized in the first quarter of 1999 relating to the early termination and settlement of a long-term, home video distribution agreement.
(b) Includes net pretax losses related to the sale or exchange of certain cable television systems and investments of approximately $8 million in the second quarter of 2000 and net pretax gains of approximately $760 million in the second quarter of 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

CONSOLIDATED RESULTS

         TWE had revenues of $3.313 billion and net income of $145 million for the three months ended June 30, 2000, compared to revenues of $3.060 billion and net income of $767 million for the three months ended June 30, 1999.

         As previously described, the comparability of TWE's operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items aggregated approximately
$58 million of net pretax losses in 2000, compared to approximately $770 million of net pretax gains in 1999.

         TWE's net income decreased to $145 million in 2000, compared to $767 million in 1999. However, excluding the effect of the nonrecurring items referred to earlier, net income increased by $48 million to $203 million in 2000 from $155 million in 1999. As discussed more fully below, this increase principally resulted from an overall increase in TWE's business segment operating income, offset in part by higher interest expense principally due to higher market interest rates on variable-rate debt, higher losses associated with TWE's asset securitization program and higher losses from certain investments accounted for under the equity method.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $25 million and $27 million for the three months ended June 30, 2000 and 1999, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

BUSINESS SEGMENT RESULTS

         Filmed Entertainment-Warner Bros. Revenues increased to $1.452 billion in 2000, compared to $1.446 billion in 1999. EBITA, including the negative effect on operating trends of one-time items relating to Six Flags, decreased to $121 million in 2000 from $132 million in 1999. Operating income similarly decreased to $90 million in 2000 from $101 million in 1999 due to the one-time items. Revenues principally benefited from an increase in the distribution of television product, offset in part by lower revenues from the distribution of theatrical product. Revenues from the distribution of theatrical product decreased principally due to difficult comparisons to last year's theatrical success of The Matrix and lower revenues from worldwide television exhibition, which more than offset significant increases in DVD and home video sales. Revenues from the distribution of television product increased principally due to higher aggregate revenues from broadcast network and syndicated television exhibition, offset in part by lower aggregate revenues from basic cable exhibition.

         Operating results for both periods include items related to Six Flags. The 2000 results include a pretax charge of $24 million relating to the Six Flags litigation. The 1999 results include a pretax gain of $10 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags. Excluding the impact of Six Flags, EBITA and operating income principally increased as a result of the revenue gains and lower film costs.

         Broadcasting-The WB Network. Revenues increased to $109 million in 2000, compared to $83 million in 1999. EBITA improved to a loss of $21 million in 2000 from a loss of $30 million in 1999. Operating losses decreased to $22 million in 2000 from $31 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

         Cable Networks-HBO. Revenues increased to $570 million in 2000, compared to $546 million in 1999. EBITA and operating income increased to $150 million in 2000 from $131 million in 1999. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income increased principally due to the revenue gains and increased cost savings.

         Cable. Revenues increased to $1.280 billion in 2000, compared to $1.114 billion in 1999. EBITA, including the negative effect on operating trends of one-time items recognized in each period, decreased to $385 million in 2000 from $1.099 billion in 1999. Operating income similarly decreased to $276 million in 2000 from $1.011 billion in 1999 due to one-time items. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising and pay-per-view revenues and increases from the deployment of digital cable and high-speed online services. The operating results of the Cable segment were affected by net pretax losses of approximately $8 million in 2000 and net pretax gains of approximately $760 million in 1999 relating to the sale or exchange of various cable television systems and investments. Excluding the effect of these items, EBITA and operating income increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

         Digital Media. Digital Media had $17 million of operating losses on $2 million of revenues in 2000 principally due to start-up costs associated with TWE's digital media businesses. TWE's digital media businesses include

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

Entertaindom, an advertiser-supported entertainment destination site, and other entertainment-related websites. Due to the start-up nature of most of these businesses, losses are expected to continue in 2000.

         Interest and Other, Net. Interest and other, net, increased to $246 million of expense in 2000, compared to $167 million of expense in 1999. Interest expense increased to $169 million in 2000, compared to $136 million in 1999 as a result of higher market interest rates on variable-rate debt and $26 million of additional interest expense recorded in 2000 in connection with the Six Flags litigation. Other expense, net, increased to $77 million in 2000, compared to $31 million in 1999, primarily because of higher losses associated with TWE's asset securitization program and higher losses from certain investments accounted for under the equity method of accounting.

         Minority Interest. Minority interest expense decreased to $43 million in 2000, compared to $233 million in 1999. The decrease in minority interest expense was principally due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ("TWE-A/N") to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense decreased principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

CONSOLIDATED RESULTS

         TWE had revenues of $6.624 billion, income of $369 million before the cumulative effect of an accounting change and a net loss of $155 million for the six months ended June 30, 2000, compared to revenues of $5.994 billion and net income of $1.079 billion for the six months ended June 30, 1999.

         As previously described, the comparability of TWE's operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items, excluding the impact of the accounting change, aggregated approximately $48 million of net pretax losses in 2000, compared to approximately $995 million of net pretax gains in 1999. In addition, net income in 2000 was reduced by an after-tax charge of $524 million relating to the cumulative effect of the accounting change.

         TWE had a net loss of $155 million in 2000, compared to net income of $1.079 billion in 1999. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $175 million to $417 million in 2000 from $242 million in 1999. As discussed more fully below, this increase principally resulted from an overall increase in TWE's business segment operating income and lower losses from certain investments accounted for under the equity method, offset in part by higher interest expense principally due to higher market interest rates on variable-rate debt and higher losses associated with TWE's asset securitization program.

BUSINESS SEGMENT RESULTS

         Filmed Entertainment-Warner Bros. Revenues increased to $3.019 billion in 2000, compared to $2.826 billion in 1999. EBITA, including the negative effect on operating trends of one-time items recognized in each period, decreased to $267 million in 2000 from $478 million in 1999. Operating income similarly decreased to $206 million in 2000 from $417 million in 1999 due to the one-time items. Revenues benefited from increases in the distribution of both theatrical and television product, offset in part by lower revenues from consumer product operations. Revenues from the distribution of theatrical product increased principally due to higher worldwide DVD and home video sales, offset in part by lower revenues from worldwide theatrical and television exhibition. Revenues from the distribution of television

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

product increased principally due to higher aggregate revenues from basic cable, broadcast network and syndicated television exhibition.

         Operating results for both periods include one-time items. The 2000 results include a pretax charge of $24 million relating to the Six Flags litigation and a $10 million pretax gain relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags. The 1999 results include pretax gains of $20 million relating to the partial recognition of the deferred gain on the 1998 sale of Six Flags and an approximate $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement. Excluding the effect of these items, EBITA and operating income increased principally as a result of the revenue gains and lower film costs, offset in part by lower investment-related income.

         Broadcasting-The WB Network. Revenues increased to $211 million in 2000, compared to $162 million in 1999. EBITA improved to a loss of $52 million in 2000 from a loss of $71 million in 1999. Operating losses decreased to $54 million in 2000 from $73 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

         Cable Networks-HBO. Revenues increased to $1.124 billion in 2000, compared to $1.072 billion in 1999. EBITA and operating income increased to $294 million in 2000 from $256 million in 1999. Revenues benefited primarily from an increase in subscriptions. The increase in EBITA and operating income was principally due to the revenue gains and increased cost savings, offset in part by lower gains from the sale of certain investments.

         Cable. Revenues increased to $2.511 billion in 2000, compared to $2.188 billion in 1999. EBITA, including the negative effect on operating trends of one-time items recognized in each period, decreased to $778 million in 2000 from $1.436 billion in 1999. Operating income similarly decreased to $560 million in 2000 from $1.263 billion in 1999 due to the one-time items. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising revenues and the deployment of digital cable and high-speed online services. The operating results of the Cable segment were affected by net pretax losses of approximately $8 million in 2000 and net pretax gains of approximately $760 million in 1999 relating to the sale or exchange of various cable television systems and investments. Excluding the effect of these items, EBITA and operating income increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

         Digital Media. Digital Media had $30 million of operating losses on $3 million of revenues in 2000 principally due to start-up costs associated with TWE's digital media businesses. TWE's digital media businesses include Entertaindom, an advertiser-supported entertainment destination site, and other entertainment-related websites. Due to the start-up nature of most of these businesses, losses are expected to continue in 2000.

         Interest and Other, Net. Interest and other, net, increased to $426 million of expense in 2000, compared to $387 million of expense in 1999. Interest expense increased to $313 million in 2000, compared to $273 million in 1999 as a result of higher market interest rates on variable-rate debt and $26 million of additional interest expense recorded in 2000 in connection with the Six Flags litigation. Other expense, net, decreased to $113 million in 2000, compared to

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

$114 million in 1999. This decrease principally related to lower losses from certain investments accounted for under the equity method, offset primarily by higher losses associated with TWE's asset securitization program.

         Minority Interest. Minority interest expense decreased to $83 million in 2000, compared to $306 million in 1999. The decrease in minority interest expense was principally due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by TWE-A/N to the minority owners of that partnership. Excluding the significant effect of the gains recognized in each period, minority interest expense decreased principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

FINANCIAL CONDITION AND LIQUIDITY
JUNE 30, 2000

FINANCIAL CONDITION

         At June 30, 2000, TWE had $6.2 billion of debt, $179 million of cash and equivalents (net debt of $6.0 billion) and $6.5 billion of partners' capital. This compares to $6.7 billion of debt, $517 million of cash and equivalents (net debt of $6.2 billion) and $7.1 billion of partners' capital at December 31, 1999.

CASH FLOWS

         During the first six months of 2000, TWE's cash provided by operations amounted to $1.675 billion and reflected $1.257 billion of business segment EBITA, $437 million of noncash depreciation expense, $246 million of proceeds from TWE's asset securitization program and $86 million related to an aggregate decrease in working capital requirements, other balance sheet accounts and noncash items, less $263 million of interest payments, $51 million of income taxes and $37 million of corporate expenses. Cash provided by operations of $1.519 billion in the first six months of 1999 reflected $2.099 billion of business segment EBITA, $406 million of noncash depreciation expense and $21 million of proceeds from TWE's asset securitization program, less $242 million of interest payments, $49 million of income taxes, $36 million of corporate expenses and $680 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $1.051 billion in the first six months of 2000, compared to $662 million in the first six months of 1999, principally as a result of a decrease in cash proceeds from the sale of investments and an increase in capital expenditures. Capital expenditures increased to $894 million in the first six months of 2000, compared to $649 million in the first six months of 1999, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services.

         Cash used by financing activities was $962 million in the first six months of 2000, compared to $827 million in the first six months of 1999. The use of cash in 2000 principally resulted from the payment of $473 million of capital distributions to Time Warner and $423 million of debt reduction. The use of cash in 1999 principally resulted from the redemption of preferred stock of a subsidiary at an aggregate cost of $217 million, the payment of $280 million of capital distributions to Time Warner and $229 million of debt reduction.

         Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

CABLE CAPITAL SPENDING

         Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable segment amounted to $836 million in the six months ended June 30, 2000, compared to $587 million in the six months ended June 30, 1999. Cable capital spending for the remainder of 2000 is budgeted to be approximately $850 million, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services. Capital spending is expected to continue to be funded by cable operating cash flow.

INVESTMENT IN ROAD RUNNER

         In June 1998, Time Warner, TWE, TWE-A/N, MediaOne, Microsoft Corp. ("Microsoft") and Compaq Computer Corp. ("Compaq") formed a joint venture to operate and expand Time Warner Cable's and MediaOne's existing high-speed online businesses ("Road Runner"). In exhange for contributing these operations, TWE and TWE-A/N received a collective 57.9% common equity interest in Road Runner and MediaOne received a 31.4% interest. In exchange for Microsoft and Compaq contributing $425 million of cash to Road Runner, Microsoft and Compaq each received a preferred equity interest therein that is convertible into a 10% common equity interest (the "Preferred Equity Interests").

         In June 2000, AT&T Corp. ("AT&T") acquired MediaOne Group, Inc. ("MediaOne"). As a condition to closing the acquisition, AT&T agreed to a requirement by the United States Department of Justice to divest itself of MediaOne's interest in Road Runner within an eighteen-month period of time.
As a result, TWE is evaluating strategic alternatives for restructuring Road Runner's ownership and operations. In connection with some of these alternatives, TWE could be required to record a one-time restructuring charge that could range from $150-250 million. This charge would be expected to cover any premium paid to redeem Road Runner's Preferred Equity Interests, lease termination and other related restructuring costs. Such a charge would be recorded in interest and other, net. In addition, as part of a restructuring, TWE's Cable segment could begin consolidating a portion of the operations of Road Runner. This would result in the Cable segment recognizing operating losses from Road Runner, which previously had been included in interest and other, net, through TWE's equity in the pretax losses of Road Runner.

WARNER BROS. BACKLOG

         Warner Bros.'s backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Warner Bros.'s backlog amounted to $3.178 billion at June 30, 2000, compared to $3.033 billion at December 31, 1999 (including amounts relating to licensing of film product to TWE's cable television networks of $331 million and to Time Warner's cable television networks of $650 million at June 30, 2000 and $365 million to TWE's cable television networks and $599 million to Time Warner's cable television networks at December 31, 1999).

         Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are received periodically over the term of the related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. As of June 30, 2000, including cash received under the

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

securitization facility and other advanced payments, approximately $625 million of cash licensing fees had been collected against the backlog. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

         The Securities and Exchange Commission (the "SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document, together with management's public commentary related thereto, contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, EBITA and cash flow. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. Those forward-looking statements are management's present expectations or beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and TWE is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

         TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings with the SEC and:

   o For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as "digital must-carry" or common carrier requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video on demand) to appeal to enough consumers or to be available at reasonable prices to function as expected and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

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

   o For TWE's film and television businesses, their ability to continue to attract and select desirable talent and scripts at manageable costs; general increases in production costs; fragmentation of consumer leisure and entertainment time (and its possible negative effects on the broadcast and cable networks, which are significant customers of these businesses); continued popularity of merchandising; and the uncertain impact of technological developments such as DVD and the Internet.

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

                                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                         CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)

                                                                                               JUNE 30,   DECEMBER 31,
                                                                                                2000         1999
                                                                                              --------    ------------
                                                                                                   (MILLIONS)
ASSETS
CURRENT ASSETS
Cash and equivalents........................................................................ $    179      $   517
Receivables, including $1.114 and $1.354 billion due from Time Warner,
    less allowances of $696 and $668 million................................................    2,678        3,328
Inventories.................................................................................      581          639
Prepaid expenses............................................................................      179          246
                                                                                              -------      -------
Total current assets........................................................................    3,617        4,730

Noncurrent inventories and film costs.......................................................    2,478        2,855
Investments.................................................................................      702          774
Property, plant and equipment...............................................................    6,971        6,488
Cable television franchises.................................................................    5,471        5,464
Goodwill....................................................................................    3,665        3,731
Other assets................................................................................      664          801
                                                                                              -------      -------
Total assets................................................................................  $23,568      $24,843
                                                                                              =======      =======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable............................................................................ $  1,761      $ 1,791
Participations payable......................................................................    1,077        1,258
Programming costs payable...................................................................      539          459
Debt due within one year....................................................................        7            6
Other current liabilities, including $1.022 billion and $893 million due to Time Warner.....    2,285        2,209
                                                                                             --------      -------
Total current liabilities...................................................................    5,669        5,723

Long-term debt..............................................................................    6,231        6,655
Other long-term liabilities, including $1.328 and $1.292 billion due to Time Warner.........    3,413        3,501
Minority interests..........................................................................    1,802        1,815

PARTNERS' CAPITAL
Contributed capital.........................................................................    7,349        7,338
Partnership deficit.........................................................................     (896)        (189)
                                                                                             --------      -------

Total partners' capital.....................................................................    6,453        7,149
                                                                                              -------      -------

Total liabilities and partners' capital.....................................................  $23,568      $24,843
                                                                                              =======      =======

See accompanying notes.

                                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (UNAUDITED)

                                                                          THREE MONTHS            SIX MONTHS
                                                                          ENDED JUNE 30,         ENDED JUNE 30,
                                                                      --------------------     -----------------
                                                                       2000         1999        2000        1999
                                                                       ----         ----        ----        ----
                                                                                         (MILLIONS)
Revenues(a)........................................................   $3,313       $3,060      $6,624      $5,994
                                                                      ------       ------      ------      ------
Cost of revenues(a)(b).............................................   (1,976)      (1,879)     (4,002)     (3,697)
Selling, general and administrative(a)(b)..........................     (711)        (609)     (1,357)     (1,173)
Amortization of goodwill and other intangible assets...............     (141)        (120)       (281)       (236)
Gain (loss) on sale or exchange of cable systems and investments...       (8)         760          (8)        760
Gain on early termination of video distribution agreement..........        -            -           -         215
                                                                      ------       ------      ------      ------
Business segment operating income..................................      477        1,212         976       1,863
Interest and other, net(a).........................................     (246)        (167)       (426)       (387)
Corporate services(a)..............................................      (18)         (18)        (37)        (36)
Minority interest..................................................      (43)        (233)        (83)       (306)
                                                                      ------       ------      ------      ------
Income before income taxes and cumulative effect of accounting
   change..........................................................      170          794         430       1,134
Income taxes.......................................................      (25)         (27)        (61)        (55)
                                                                      ------       ------      ------      ------
Income before cumulative effect of accounting change...............      145          767         369       1,079
Cumulative effect of accounting change.............................        -            -        (524)          -
                                                                      ------       ------      ------      ------
Net income (loss)..................................................   $  145       $  767      $ (155)     $1,079
                                                                      ======       ======      ======      ======

---------------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

       Revenues....................................................    $ 126        $ 152       $ 219       $ 272
       Cost of revenues............................................      (84)         (58)       (147)       (136)
       Selling, general and administrative.........................      (23)         (12)        (47)        (16)
       Interest and other, net.....................................        6            8           9          28
       Corporate expenses..........................................      (18)         (18)        (37)        (36)

(b)  Includes depreciation expense of:.............................    $ 222        $ 214       $ 437       $ 406
                                                                       =====        =====       =====       =====

See accompanying notes.

                                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                                   SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                                ----------------
                                                                                                2000        1999
                                                                                                ----        ----
                                                                                                   (MILLIONS)
OPERATIONS
Net income (loss)...........................................................................  $  (155)     $1,079
Adjustments for noncash and nonoperating items:
   Cumulative effect of accounting change...................................................      524           -
   Depreciation and amortization............................................................      718         642
   Amortization of film costs...............................................................      732         877
   (Gain) loss on sale or exchange of cable systems and investments.........................        8        (760)
   Equity in losses of investee companies after distributions...............................      111         100
Changes in operating assets and liabilities.................................................     (263)       (419)
                                                                                               ------      ------
Cash provided by operations.................................................................    1,675       1,519
                                                                                               ------      ------

INVESTING ACTIVITIES
Investments and acquisitions................................................................     (231)       (223)
Capital expenditures........................................................................     (894)       (649)
Investment proceeds.........................................................................       74         210
                                                                                               ------      ------
Cash used by investing activities...........................................................   (1,051)       (662)
                                                                                               ------      ------

FINANCING ACTIVITIES
Borrowings..................................................................................      894       1,310
Debt repayments.............................................................................   (1,317)     (1,539)
Redemption of preferred stock of subsidiary.................................................        -        (217)
Capital distributions.......................................................................     (473)       (280)
Other.......................................................................................      (66)       (101)
                                                                                               ------      ------
Cash used by financing activities...........................................................     (962)       (827)
                                                                                               ------      ------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................................................     (338)         30


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................................................      517          87
                                                                                               ------      ------

CASH AND EQUIVALENTS AT END OF PERIOD.......................................................   $  179      $  117
                                                                                               ======      ======

See accompanying notes.

                                   TIME WARNER ENTERTAINMENT COMPANY, L.P.
                                CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                                  (UNAUDITED)

                                                                                                   SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                               -------------------
                                                                                                2000         1999
                                                                                               ------       -----
                                                                                                    (MILLIONS)
BALANCE AT BEGINNING OF PERIOD..............................................................   $7,149      $5,107

Net income (loss)...........................................................................     (155)      1,079
Other comprehensive income (loss)...........................................................      (46)         47
                                                                                               ------      ------
Comprehensive income(a).....................................................................     (201)      1,126

Distributions...............................................................................     (509)       (497)
Allocation of income to Time Warner General Partners' Senior Capital........................        -         (24)
Other.......................................................................................       14          (1)
                                                                                               ------      ------

BALANCE AT END OF PERIOD....................................................................   $6,453      $5,711
                                                                                               ======      ======

-------------------
(a) Comprehensive income was $108 million for the three months ended June 30, 2000 and $773 million for the three months ended June 30, 1999.

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

         Each of the business interests within Cable Networks, Filmed Entertainment, Cable and Digital Media is important to TWE's objective of increasing partner value through the creation, extension and distribution of recognizable brands and copyrights throughout the world. Such brands and copyrights include (1) HBO and Cinemax, the leading pay-television services, (2) the unique and extensive film, television and animation libraries of Warner Bros. and trademarks such as the Looney Tunes characters and Batman, (3) The WB Network, a national broadcasting network launched in 1995 as an extension of the Warner Bros. brand and as an additional distribution outlet for Warner Bros.'s collection of children's cartoons and television programming, (4) Time Warner Cable, the second largest operator of cable television systems in the U.S. and
(5) Internet websites, such as Entertaindom.com.

         The operating results of TWE's various business segments are presented herein as an indication of financial performance (Note 5). Except for start-up losses incurred in connection with The WB Network and Digital Media, TWE's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which cost was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's business segments amounted to $141 million for the three months ended June 30, 2000 and $120 million for the three months ended June 30, 1999. On a year-to-date basis, noncash amortization of intangible assets recorded by TWE's business segments amounted to $281 million in 2000 and $236 million in 1999.

         Certain of Time Warner's wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of MediaOne Group, Inc. ("MediaOne"), which was acquired by AT&T Corp. on June 15, 2000. Certain of Time Warner's subsidiaries are the general partners of TWE ("Time Warner General Partners").

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

in conjunction with the audited consolidated financial statements of TWE included in its Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

Cumulative Effect of Change in Film Accounting Principle

         In June 2000, TWE adopted Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"). SOP 00-2 established new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Specifically, SOP 00-2 requires advertising costs for theatrical and television product to be expensed as incurred. This compares to TWE's previous policy of first capitalizing and then expensing advertising costs for theatrical product over the related revenue streams. In addition, SOP 00-2 requires development costs for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to film costs, which was required under the previous accounting model. SOP 00-2 also requires all film costs to be classified in the balance sheet as noncurrent assets. Provisions of SOP 00-2 in other areas, such as revenue recognition, generally are consistent with TWE's existing accounting policies.

         TWE has adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. As a result, TWE's net income for the six months ended
June 30, 2000 includes a one-time, noncash charge of $524 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

         As a result of adopting the provisions of SOP 00-2 retroactively to the beginning of 2000, TWE has restated its operating results for the three months ended March 31, 2000, as follows:

                                                                                       AS REPORTED      AS RESTATED
                                                                                       -----------      -----------
                                                                                               (MILLIONS)
     Revenues...................................................................         $3,297           $3,311
     Business segment operating income..........................................            497              499
     Income before cumulative effect of accounting change.......................            222              224
     Net income (loss)..........................................................            222             (300)

Revenue Classification Changes

         In June 2000, the Securities and Exchange Commission issued an amendment to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which delays the implementation date for TWE to the fourth quarter of 2000. While TWE's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules are expected to result in some changes in how the filmed entertainment industry classifies its revenues and costs, particularly relating to distribution arrangements for third-party and co-financed joint venture product. As a result of these classification changes, it is expected that both annual revenues and costs in TWE's filmed entertainment businesses will be reduced by an equal amount of approximately $1.5-2 billion. Similarly, it is expected that TWE's disclosure of the amount of backlog, which represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product, will be reduced by approximately $500-700 million, depending upon the amount of third-party and co-financed joint venture product being licensed. TWE is continuing to evaluate the overall impact of SAB 101 on its consolidated financial statements; however, other aspects of SAB 101 are not expected to have a significant effect on TWE's consolidated financial statements.

Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the 2000 presentation.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

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

         The Merger was approved by the shareholders of America Online and Time Warner on June 23, 2000. The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including all necessary regulatory approvals. There can be no assurance that such approvals will be obtained.

SIX FLAGS

         In 1998, TWE sold its remaining 49% interest in Six Flags Entertainment Corporation ("Six Flags") to Premier Parks Inc. ("Premier," now known as Six Flags Inc.), a regional theme park operator, for approximately $475 million. TWE initially deferred a $400 million gain on the transaction principally as a result of uncertainties surrounding its realization. Those uncertainties related to litigation and TWE's guarantees of Premier's long-term obligations to make minimum payments to the limited partners of the Six Flags Over Texas and Six Flags Over Georgia theme parks (the "Co-Venture Guarantees").

         TWE management periodically had evaluated its reasonably possible risk of loss relating to the Six Flags litigation and Co-Venture Guarantees. Based on the improving financial performance of Premier and the Six Flags Over Texas and Six Flags Over Georgia theme parks, management believed that its aggregate financial exposure had declined steadily. Accordingly, TWE periodically recognized a portion of the deferred gain as its realization became more fully assured. For each quarter of 1999 and in the first quarter of 2000, a $10 million pretax gain was recognized. These amounts have been included in business segment operating income in the accompanying consolidated statement of operations.

         In December 1998, a jury returned an adverse verdict in the Six Flags litigation in the amount of $454 million. TWE and its former 51% partner in Six Flags are financially responsible for this judgment. TWE appealed the verdict, but, in July 2000, an appellate court unexpectedly affirmed the jury's verdict. As a result, TWE revised its estimate of its financial exposure and recorded a one-time, pretax charge of $50 million in the second quarter of 2000 to cover its additional financial exposure in excess of established reserves. These reserves consisted of the unrecognized portion of

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

the deferred gain and accrued interest. The $50 million charge is classified in two components in TWE's accompanying consolidated statement of operations:
$26 million of the charge, representing an accrual for additional interest, is included in interest and other, net, and the remaining $24 million is included in business segment operating income.

GAINS (LOSSES) ON SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS AND INVESTMENTS

         In 2000 and 1999, largely in an effort to enhance their geographic clustering of cable television properties, TWE sold or exchanged various cable television systems and investments. In connection with these transactions, TWE's cable segment recognized net pretax losses for the three and six months ended June 30, 2000 of approximately $8 million and net pretax gains of approximately $760 million for the three and six months ended June 30, 1999. Such amounts have been included in business segment operating income in the accompanying consolidated statement of operations.

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

3.       INVENTORIES AND FILM COSTS

         Inventories and film costs consist of:

                                                                                            JUNE 30,    DECEMBER 31,
                                                                                              2000          1999
                                                                                              ----          ----
                                                                                                 (MILLIONS)
Programming costs, less amortization....................................................     $  799       $  854
Film costs-Theatrical:
   Released, less amortization..........................................................        790          924
   Completed and not released...........................................................        139           68
   In production........................................................................        279          468
   Development and pre-production.......................................................         35           59
Film costs-Television:
   Released, less amortization..........................................................        210          363
   Completed and not released...........................................................         10            9
   In production........................................................................         63            8
   Development and pre-production.......................................................          6            5
Film costs-Library, less amortization...................................................        482          508
Merchandise.............................................................................        246          228
                                                                                             ------       ------
Total inventories and film costs........................................................      3,059        3,494
Less current portion of inventory.......................................................        581          639
                                                                                             ------       ------
Total noncurrent inventories and film costs.............................................     $2,478       $2,855
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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

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

         During the six months ended June 30, 2000, TWE accrued $284 million of tax-related distributions and $225 million of stock option distributions, based on closing prices of Time Warner Inc. common stock of $76 at June 30, 2000 and $72.31 at December 31, 1999. During the six months ended June 30, 1999, TWE accrued $138 million of tax-related distributions and $359 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. During the six months ended June 30, 2000, TWE paid distributions to the Time Warner General Partners in the amount of $473 million, consisting of $284 million of tax-related distributions and $189 million of stock option related distributions. During the six months ended June 30, 1999, TWE paid distributions to the Time Warner General Partners in the amount of $280 million, consisting of $138 million of tax-related distributions and $142 million of stock option related distributions.

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

         Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, of which the primary financial measure is business segment operating income before noncash amortization of intangible assets ("EBITA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in TWE's 1999 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                                                         THREE MONTHS           SIX MONTHS
                                                                         ENDED JUNE 30,        ENDED JUNE 30,
                                                                      ------------------     ------------------
                                                                       2000       1999        2000        1999
                                                                       ----       ----        ----        ----
                                                                                     (MILLIONS)
REVENUES
Filmed Entertainment-Warner Bros...................................   $1,452     $1,446      $3,019      $2,826
Broadcasting-The WB Network........................................      109         83         211         162
Cable Networks-HBO.................................................      570        546       1,124       1,072
Cable..............................................................    1,280      1,114       2,511       2,188
Digital Media......................................................        2          -           3           -
Intersegment elimination...........................................     (100)      (129)       (244)       (254)
                                                                      ------     ------      ------      ------
Total..............................................................   $3,313     $3,060      $6,624      $5,994
                                                                      ======     ======      ======      ======

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


                                                                         THREE MONTHS             SIX MONTHS
                                                                         ENDED JUNE 30,          ENDED JUNE 30,
                                                                        ----------------       ------------------
                                                                        2000        1999         2000        1999
                                                                        ----        ----         ----        ----
                                                                                        (MILLIONS)
EBITA(a)
Filmed Entertainment-Warner Bros.(b)...............................     $121       $  132     $   267      $  478
Broadcasting-The WB Network........................................      (21)         (30)        (52)        (71)
Cable Networks-HBO.................................................      150          131         294         256
Cable(c)...........................................................      385        1,099         778       1,436
Digital Media......................................................      (17)           -         (30)          -
                                                                        ----       ------      ------      ------
Total..............................................................     $618       $1,332      $1,257      $2,099
                                                                        ====       ======      ======      ======

---------------
(a) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income for the second quarter was $477 million in 2000 and $1.212 billion in 1999. TWE's business segment operating income for the first six months of the year was $976 million in 2000 and $1.863 billion in 1999.

(b) Includes a pretax charge of $24 million recognized in the second quarter of 2000 in connection with the Six Flags litigation, a pretax gain of $10 million relating to the partial recognition of a deferred gain in connection with the 1998 sale of Six Flags recognized in the first quarter of 2000 and in each of the first and second quarters of 1999 and a pretax gain of approximately $215 million recognized in the first quarter of 1999 relating to the early termination and settlement of a long-term, home video distribution agreement.

(c) Includes net pretax losses relating to the sale or exchange of certain cable television systems of approximately $8 million in the second quarter of 2000 and net pretax gains of approximately $760 million in the second quarter of 1999.

                                                                          THREE MONTHS              SIX MONTHS
                                                                          ENDED JUNE 30,           ENDED JUNE 30,
                                                                       ------------------         ----------------
                                                                        2000         1999         2000        1999
                                                                        ----         ----         ----        ----
                                                                                        (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment-Warner Bros...................................     $ 22         $ 36        $ 43        $ 65
Broadcasting-The WB Network........................................        1            1           1           1
Cable Networks-HBO.................................................        8            6          15          13
Cable..............................................................      191          171         377         327
Digital Media......................................................        -            -           1           -
                                                                        ----         ----        ----        ----
Total..............................................................     $222         $214        $437        $406
                                                                        ====         ====        ====        ====


                                                                         THREE MONTHS              SIX MONTHS
                                                                         ENDED JUNE 30,          ENDED JUNE 30,
                                                                    ----------------------   ------------------------
                                                                       2000          1999       2000          1999
                                                                       ----          ----       ----          ----
                                                                                        (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS (a)
Filmed Entertainment-Warner Bros...................................     $ 31         $ 31        $ 61        $ 61
Broadcasting-The WB Network........................................        1            1           2           2
Cable Networks-HBO.................................................        -            -           -           -
Cable..............................................................      109           88         218         173
Digital Media......................................................        -            -           -           -
                                                                        ----         ----        ----        ----
Total..............................................................     $141         $120        $281        $236
                                                                        ====         ====        ====        ====

---------------
(a) Includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

6.       COMMITMENTS AND CONTINGENCIES

         TWE is subject to certain litigation relating to Six Flags. In December 1998, a jury returned an adverse verdict in the Six Flags matter in the amount of $454 million. TWE and its former 51% partner in Six Flags are financially responsible for this judgment. As described in Note 2, TWE appealed the verdict, but, in July 2000, an appellate court unexpectedly affirmed the jury's verdict. As a result, TWE revised its estimate of its financial exposure and recorded

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)

a one-time, pretax charge of $50 million in the second quarter of 2000 to cover its additional financial exposure in excess of established reserves.

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

7.       ADDITIONAL FINANCIAL INFORMATION

CASH FLOWS

      Additional financial information with respect to cash flows is as follows:

                                                                                                   SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                                ----------------
                                                                                                2000        1999
                                                                                                ----        ----
                                                                                                   (MILLIONS)
         Cash payments made for interest....................................................     $263        $242
         Cash payments made for income taxes, net...........................................       51          49
         Noncash capital distributions......................................................      225         359

INTEREST AND OTHER, NET

         Interest and other, net, consists of:

                                                                            THREE MONTHS          SIX MONTHS
                                                                           ENDED JUNE 30,        ENDED JUNE 30,
                                                                          ---------------       ---------------
                                                                          2000       1999       2000       1999
                                                                          ----       ----       ----       ----
                                                                                          (MILLIONS)
         Interest expense............................................    $(169)     $(136)     $(313)     $(273)
         Other investment-related activity, principally net losses
           on corporate-related equity investees.....................      (47)       (21)       (61)       (87)
         Corporate finance-related activity, including losses on
           asset securitization programs.............................      (36)        (9)       (43)       (18)
         Miscellaneous...............................................        6         (1)        (9)        (9)
                                                                         -----      -----      -----      -----
         Total interest and other, net...............................    $(246)     $(167)     $(426)     $(387)
                                                                         =====      =====      =====      =====

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

         Reference is made to Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P., described on page I-32 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"). On July 13, 2000, the Georgia Court of Appeals affirmed the trial court's judgment. Time Warner filed a motion for reconsideration with the Court of Appeals, which the Court of Appeals denied on July 27, 2000. Defendants will seek certiorari from the Supreme Court of Georgia.

         Reference is made to Ottinger & Silvey et al. v. EMI Music Distribution, Inc. et al., described on page I-33 of the 1999 Form 10-K. The defendants' motion to dismiss has been briefed and is pending before the Court.

         Reference is made to Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution et al., and the related suits described on page I-33 of the 1999 Form 10-K. On June 15, 2000, the Court denied plaintiffs' motion for class certification. On June 28, 2000, plaintiffs applied for interlocutory review by the United States Court of Appeals for the Ninth Circuit. On July 17, 2000, the Ninth Circuit issued an order directing plaintiffs to move for voluntary dismissal of their application or to show cause why the application should not be dismissed, on the ground that the application was untimely filed. Plaintiffs have filed their response to the Ninth Circuit's Order to Show Cause.

         Bauman v. EMI Music Distribution et al., filed in Supreme Court of the State of New York, County of New York on May 12, 2000, and numerous other lawsuits have been brought against Time Warner, among other defendants, in various state and federal courts by purported classes of direct and/or indirect purchasers of compact discs, including consumers, alleging vertical and/or horizontal conspiracies to engage in price fixing in violation of state and federal law. Many of these lawsuits focus on the Consent Order signed by the major record companies with the Federal Trade Commission ("FTC") with respect to the FTC's investigation of minimum advertised price ("MAP") programs described on pages I-11, I-32 and I-33 of Time Warner's 1999 Form 10-K. The Consent Order was on public notice for comment until June 3 and is now before the FTC for final approval.

         On August 8, 2000, attorneys general of 30 states filed an action titled State of Florida et al. v. BMG Music et al., in the United States District Court for the Southern District of New York, alleging that a number of record distributors, including Warner-Elektra-Atlantic Corp., and several record retailers had violated state and federal antitrust laws through the adoption and implementation of MAP programs.

         Reference is made to the lawsuit brought by the former President of Indonesia, H. M. Suharto, against Time Inc. Asia and certain individuals, described on page I-33 of the 1999 Form 10-K. On June 6, 2000, the Central Jakarta District Court in Indonesia ruled in Time Warner's favor on all counts. Mr. Suharto has filed an appeal of the Court's ruling.

         On April 12, 2000, Chambers et al. v. Time Warner Inc. et al., was filed in the United States District Court for the Southern District of New York. The plaintiffs, purportedly representing a class of recording artists, challenge whether defendants have a federal copyright in certain sound recordings created and published prior to 1972. Time Warner has filed a motion to dismiss, as well as an opposition to plaintiffs' motion for class certification. Both motions are pending.

         In Huffman et al. v. The Hearst Corporation et al., which was filed in the United States District Court for the Southern District of New York on June 30, 2000, three plaintiffs have purported to bring a class action lawsuit on behalf of magazine subscribers against a trade association (Magazine Publishers of America) and twelve magazine publishers, including Time Inc. Plaintiffs allege that defendants have violated federal antitrust law by agreeing to limit the extent to which they discount the price of subscriptions to their magazines. Since the Huffman suit was filed, seven other similar lawsuits have been filed in the Southern District of New York.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On January 21, 2000, Time Warner Entertainment Company, L.P. ("TWE"), acquired the remaining partnership interest in Queens Inner Unity Cable System that it did not already own. As part of the consideration for this acquisition, TWE transferred to the seller, Inner City Broadcasting Corporation, in a private placement 450,000 shares of Time Warner common stock that Time Warner sold to TWE on the same day for $40.5 million in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The proceeds of the sale were used by Time Warner for general corporate purposes. On February 16, 2000, Time Warner filed with the Commission a registration statement on Form S-3 (Registration No. 333-30532) covering the resale of these shares. This registration statement was declared effective on May 24, 2000 and all the securities registered for sale thereunder have been sold.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) (b) (c) (i) The Annual Meeting of Stockholders of Time Warner was held on May 18, 2000 (the "2000 Annual Meeting"). The following matters were voted upon at the 2000 Annual Meeting:

         (x) The following were elected directors of Time Warner for terms expiring in 2001:


                                                                                                        Broker
                                                           For                Withheld               Non-Votes
                                                           ---                --------               ---------

                          J. Carter Bacot              1,084,507,848          6,147,745                  0
                          Stephen F. Bollenbach        1,084,349,565          6,306,028                  0
                          John C. Danforth             1,074,563,260         16,092,333                  0
                          Gerald Greenwald             1,084,664,097          5,991,496                  0
                          Carla A. Hills               1,084,541,215          6,114,378                  0
                          Gerald M. Levin              1,084,429,099          6,226,494                  0
                          Reuben Mark                  1,084,540,907          6,114,686                  0
                          Michael A. Miles             1,084,224,274          6,431,319                  0
                          Richard D. Parsons           1,084,451,316          6,204,277                  0
                          R. E. Turner                 1,084,351,010          6,304,583                  0
                          Francis T. Vincent, Jr       1,084,494,168          6,161,425                  0


         (y) Approval of the appointment of Ernst & Young LLP as independent auditors of Time Warner for 2000:

                                                                                                   Broker
                    Votes For             Votes Against                Abstentions               Non-Votes
                    ---------             -------------                -----------               ---------

                  1,080,948,282             2,504,458                   5,979,538                   0



         (a) (c) (ii) A Special Meeting of Stockholders of Time Warner was held on June 23, 2000 for the purpose of voting on the approval of the merger agreement relating to the merger of Time Warner and America Online, Inc.

                                                                                                 Broker
                    Votes For             Votes Against                Abstentions               Non-Votes
                    ---------             -------------                -----------               ---------

                  1,001,726,221             2,410,041                   3,047,742                   0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.

         (b)  Reports on Form 8-K.

         (i ) Time Warner filed a Current Report on Form 8-K dated April 12, 2000 in which it reported in Item 5 that Time Warner announced its results of operations for the quarter ended March 31, 2000.

         (ii) Time Warner filed a Current Report on Form 8-K dated April 19, 2000 in which it reported in Item 5 that Time Warner was reclassifying its share of the operating results of the Columbia House Partnerships and set forth certain historical financial information with respect to Time Warner's business segments restating the Music division's financial results to reflect such change.

         (iii) Time Warner filed a Current Report on Form 8-K dated May 22, 2000 setting forth in Item 5 pro forma consolidated condensed financial statements of the new holding company which will be formed in connection with the proposed merger of Time Warner and America Online (the "AOL Merger"), giving effect to the AOL Merger as of and for (i) the three months ended March 31, 2000 and the year ended December 31, 1999, and (ii) the nine months ended March 31, 2000 and the year ended June 30, 1999.

                                TIME WARNER INC.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Time Warner Inc.
                                               (Registrant)



                                            By:       /s/ Joseph A. Ripp
                                               _________________________
                                            Name:   Joseph A. Ripp
                                            Title:  Executive Vice President and
                                                    Chief Financial Officer

Dated:    August 11, 2000

                                  EXHIBIT INDEX
                     PURSUANT TO ITEM 601 OF REGULATIONS S-K


EXHIBIT NO.                DESCRIPTION OF EXHIBIT


10.1                        Amendment No. 1 dated as of June 30, 2000 to the Credit Agreement dated as of November 10, 1997 among Time Warner Inc., Time Warner Companies,
                            Inc., Time Warner Entertainment Company, L.P., Turner Broadcasting
                            System, Inc., Time Warner Entertainment-Advance/Newhouse Partnership
                            and TWI Cable Inc., as Credit Parties, The Chase Manhattan Bank, as
                            Administrative Agent, Bank of America National Trust and Savings
                            Association, The Bank of New York and Morgan Guaranty Trust Company of
                            New York, as Documentation and Syndication Agents, Chase Securities, as
                            Arranger, and the lenders party thereto from time to time.

10.2                        Amendment No. 7 to the Time Warner Inc. Deferred Compensation Plan (the
                            "Deferred Compensation Plan"), approved on May 25, 2000.

10.3                        Amendment No. 8 to the Deferred Compensation Plan, approved on June 28, 2000

10.4                        Transaction Agreement No.4, dated as of July 12, 2000, among Advance
                            Publications, Inc., Newhouse Broadcasting Corporation, Advance/Newhouse
                            Partnership, Time Warner Entertainment Company, L.P., Paragon
                            Communications and Time Warner Entertainment-Advance/Newhouse
                            Partnership and Related Side Letter.

27.1                        Financial Data Schedule with respect to the period ending June 30, 2000.

27.2                        Restated Financial Data Schedule with respect to the period ending
                            March 31, 2000.





                          STATEMENT OF DIFFERENCES
                          ------------------------

 The British pound sterling sign shall be expressed as.................. 'L'