Form 10-Q
period 2000-09-30
TIME WARNER INC/
filed 2000-11-13
CIK 1021387

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 for the quarterly period ended September 30, 2000, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT of 1934 for the transition period from                 to                  .
                                            ---------------   ------------------
Commission file number 1-12259


                                TIME WARNER INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                             13-3527249
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification Number)

                              75 Rockefeller Plaza
                            New York, New York 10019
                                 (212) 484-8000

          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x     No
                                       ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock - $.01 par value                       1,213,387,394
         Series LMCN-V Common Stock - $.01 par value           114,123,884
         -------------------------------------------      ----------------------
         Description of Class                             Shares Outstanding
                                                          as of October 31, 2000

                              TIME WARNER INC. AND
                     TIME WARNER ENTERTAINMENT COMPANY, L.P.


                               INDEX TO FORM 10-Q


                                                                                                         PAGE
                                                                                                -------------------
                                                                                                TIME
                                                                                                WARNER         TWE
                                                                                                ------         ---
PART I.  FINANCIAL INFORMATION
     Management's discussion and analysis of results of operations and financial condition.....     1           37
     Consolidated balance sheet at September 30, 2000 and December 31, 1999....................    14           46
     Consolidated statement of operations for the three and nine months ended
          September 30, 2000 and 1999..........................................................    15           47
     Consolidated statement of cash flows for the nine months ended September 30, 2000
          and 1999.............................................................................    16           48
     Consolidated statement of shareholders' equity and partnership capital for the nine
          months ended September 30, 2000 and 1999.............................................    17           49
     Notes to consolidated financial statements................................................    18           50
     Supplementary information.................................................................    29


PART II.  OTHER INFORMATION....................................................................    57


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

INVESTMENT IN TWE

         A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming and digital media are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of AT&T Corp.

USE OF EBITA

         Time Warner evaluates operating performance based on several factors, including its primary financial measure of business segment operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method. These business combinations include the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of Turner Broadcasting System, Inc. ("TBS") in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995, which created over $25 billion of intangible assets that generally are being amortized over a twenty to forty year period. The exclusion of noncash amortization charges is also consistent with management's belief that Time Warner's intangible assets, such as cable television and sports franchises, music catalogues and copyrights, film and television libraries and the goodwill associated with its brands, generally are increasing in value and importance to Time Warner's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of Time Warner includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

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

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

         For 2000, the significant, nonrecurring items included (i) a net pretax, investment-related gain of approximately $65 million recognized in the third quarter, principally relating to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco,
(ii) net pretax gains of approximately $21 million recognized in the first nine months relating to the sale or exchange of various cable television systems and investments, (iii) a $50 million pretax charge recognized in the second quarter relating to the Six Flags Entertainment Corporation ("Six Flags") litigation,
(iv) a pretax gain of $10 million recognized in the first quarter relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags, (v) merger-related costs of approximately $52 million recognized in the third quarter and approximately $129 million recognized for the year-to-date period relating to Time Warner's proposed merger with America Online, Inc. ("America Online") and Time Warner's recently terminated merger agreement with EMI Group plc ("EMI"), (vi) a noncash pretax charge of approximately $220 million recognized in the first quarter relating to the write-down of Time Warner's carrying value of its investment in the Columbia House Company Partnerships ("Columbia House"), a 50%-owned equity investee and (vii) a noncash, after-tax charge of $443 million in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

         For 1999, the significant, nonrecurring items included (i) net pretax gains of approximately $477 million recognized in the third quarter and approximately $1.248 billion recognized in the first nine months relating to the sale or exchange of various cable television systems and investments, (ii) a pretax gain of $10 million recognized in each of the first three quarters relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags, (iii) an approximate $215 million pretax gain recognized in the first quarter in connection with the early termination and settlement of a long-term, home video distribution agreement, (iv) a net pretax gain of approximately $115 million recognized in the second quarter relating to the initial public offering of a 20% interest in Time Warner Telecom Inc. (the "Time Warner Telecom IPO"), a leading fiber facilities-based provider of integrated communications services and solutions and (v) an extraordinary loss of $12 million recognized in the third quarter of 1999 relating to the retirement of debt.

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

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

RESULTS OF OPERATIONS

         EBITA and operating income are as follows:


                                              THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------   ---------------------------------
                                                  EBITA        OPERATING INCOME       EBITA        OPERATING INCOME
                                              --------------   ----------------   ---------------  ----------------
                                              2000   1999(a)   2000    1999(a)    2000    1999(a)  2000    1999(a)
                                              ----   -------   ----    -------    ----    -------  ----    -------
                                                                             (MILLIONS)

       Cable Networks.....................   $  376   $  328     $323  $  277   $1,162   $1,003   $1,003  $  851
       Publishing(b)......................      151      129      134     118      494      419      451     388
       Music..............................       87       79       27      19      276      266       95      79
       Filmed Entertainment(c)............      271      228      221     177      631      806      481     655
       Broadcasting-The WB Network........      (15)     (24)     (17)    (25)     (67)     (95)     (71)    (98)
       Cable(d)...........................      472      894      315     752    1,412    2,477      946   2,068
       Digital Media......................      (62)       -      (62)      -     (147)       -     (147)      -
       Intersegment elimination...........       (4)     (23)      (4)    (23)     (28)     (10)     (28)    (10)
                                            -------   ------    -----  ------   ------   ------   ------   -----

       Total..............................   $1,276   $1,611     $937  $1,295   $3,733   $4,866   $2,730  $3,933
                                             ======   ======     ====  ======   ======   ======   ======  ======


-----------------
(a) Effective on January 1, 2000, management reclassified Time Warner's share of the segment operating results of Columbia House from its Music segment to interest and other, net. Accordingly, segment operating results for 1999 have been reclassified to conform to the 2000 presentation.
(b) 1999 results include losses from Book-of-the-Month Club, which was deconsolidated in 2000 after its operations were contributed to a joint venture with Doubleday. Equity losses for 2000 are classified in interest and other, net. During the three and nine months ended September 30, 1999, the Publishing segment's operating results included EBITA losses of $3 million and $15 million, respectively, and operating losses of $3 million and $17 million, respectively, relating to Book-of-the-Month Club.
(c) Includes a net pretax, investment-related gain of approximately $65 million recognized in the third quarter of 2000, a pretax charge of $24 million recognized in the second quarter of 2000 in connection with the Six Flags litigation, a pretax gain of $10 million related to the partial recognition of a deferred gain in connection with the 1998 sale of Six Flags recognized in the first quarter of 2000 and in each of the first three quarters of 1999 and a pretax gain of approximately $215 million recognized in the first quarter of 1999 relating to the early termination and settlement of a long-term, home video distribution agreement.
(d) Includes net pretax gains related to the sale or exchange of certain cable television systems and investments of approximately $477 million recognized in the third quarter of 1999. Similarly, nine-month results include net pretax gains of approximately $21 million in 2000 and approximately $1.248 billion in 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

CONSOLIDATED RESULTS

         Time Warner had revenues of $6.873 billion and net income of $88 million for the three months ended September 30, 2000, compared to revenues of $6.723 billion, income of $381 million before an extraordinary loss on the retirement of debt and net income of $369 million for the three months ended September 30, 1999. After preferred dividend requirements, Time Warner had basic net income per common share of $.06 in 2000, compared to basic income per common share before the extraordinary loss on retirement of debt of $.29, and $.28 after, in 1999. On a diluted basis, net income per common share was $.06 in 2000, compared to income per common share before the extraordinary loss on retirement of debt of $.28, and $.27 after, in 1999.

         As previously described, the comparability of Time Warner's operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items aggregated approximately $13 million of net pretax income in 2000, compared to $487 million of net pretax income in 1999. In addition, net income in 1999 was reduced by an extraordinary loss on the retirement of debt of $12 million. The aggregate net effect of these items was to decrease basic and diluted net income per common share by $.01 in 2000. The aggregate net effect of these items in 1999 was to increase basic net income per common share by $.21 and diluted net income per common share by $.20.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)


         Time Warner's net income decreased to $88 million in 2000, compared to $369 million in 1999. However, excluding the significant effect of the nonrecurring items referred to earlier, net income decreased by $13 million to $90 million in 2000 from $103 million in 1999. As discussed more fully below, this decrease principally resulted from higher interest expense principally due to higher market interest rates on variable-rate debt and higher losses from certain investments accounted for under the equity method of accounting, offset in part by an overall increase in Time Warner's business segment operating income. Normalized basic and diluted net income per common share, excluding the effect of significant nonrecurring items, was $.07 in both 2000 and 1999.

         The relationship between income before income taxes and income tax expense of Time Warner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

BUSINESS SEGMENT RESULTS

         Cable Networks. Revenues increased to $1.560 billion in 2000, compared to $1.450 billion in 1999. EBITA increased to $376 million in 2000 from $328 million in 1999. Operating income increased to $323 million in 2000 from $277 million in 1999. Revenues grew due to increases at both the Turner cable networks group and HBO. For the Turner cable networks group, revenues benefited from a 14% increase in both advertising and subscription revenues on a normalized basis, partially offset by lower revenues at World Championship Wrestling. The increase in advertising revenues was principally due to a strong overall advertising market for most of the group's networks, including CNN, CNN International, TBS Superstation and TNT. The increase in subscription revenues was principally due to an increase in subscriptions and higher rates, primarily led by revenue increases at CNN, TBS Superstation, TNT and Turner Classic Movies. For HBO, revenues benefited primarily from an increase in subscriptions.

         Likewise, EBITA and operating income were higher due to improved results at both the Turner cable networks group and HBO. For the Turner cable networks group, the increase in EBITA and operating income was principally due to the strong revenue growth. The results also benefited from $14 million of investment-related gains and $46 million of reduced costs relating to the finalization of certain licensing arrangements. These benefits were substantially offset by lower results at World Championship Wrestling, higher start-up costs for new cable networks, certain one-time costs and continuing investments in entertainment programming and news operations, including CNN's coverage of the national political conventions. For HBO, the increase in EBITA and operating income was principally due to the revenue gains, increased cost savings and higher income from Comedy Central, a 50%-owned equity investee.

         Publishing. Revenues decreased to $1.081 billion in 2000, compared to $1.110 billion in 1999. EBITA increased to $151 million in 2000 from $129 million in 1999. Operating income increased to $134 million in 2000 from $118 million in 1999. As described further below, the comparability of the Publishing segment's operating results was affected by a transaction in 2000 involving Book-of-the-Month Club.

         In the first quarter of 2000, the operations of Book-of-the-Month Club were deconsolidated after being contributed to a joint venture with the domestic book club operations of Doubleday. Time Warner is accounting for its interest in the joint venture under the equity method of accounting and Time Warner's equity in the net loss of the joint venture for 2000 is classified in interest and other, net, in the accompanying statement of operations. As such, the Publishing segment's revenue and operating results for 2000 exclude the operations of Book-of-the-Month Club. During the three months ended September 30, 1999, the Publishing segment's operating results included revenues of $81 million and EBITA losses and operating losses of $3 million relating to Book-of-the-Month Club.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)


         Excluding the 1999 operations of Book-of-the-Month Club, revenues increased primarily from a 15% growth in magazine advertising revenues, offset in part by lower magazine circulation revenues. The increase in advertising revenues was principally due to a strong advertising market for the segment's magazines, primarily led by Fortune, In Style, Sports Illustrated and Time. Circulation revenues decreased primarily due to lower newsstand sales, principally resulting from the absence in 2000 of certain special issues published in 1999. Excluding the 1999 operations of Book-of-the-Month Club, EBITA and operating income increased principally as a result of the revenue gains and increased cost savings, including pension-related savings, offset in part by higher start-up costs in 2000 for new magazine launches.

         In October 2000, Time Warner's Publishing segment signed an agreement to acquire Times Mirror Magazines, Inc., a subsidiary of Tribune Co., for approximately $475 million. Times Mirror Magazines, Inc. publishes special-interest magazines such as Popular Science, Field & Stream, Ski and Golf. The acquisition is expected to close by the end of 2000 or in early 2001 and is subject to customary closing conditions, including regulatory approvals. As such, there can be no assurances that the acquisition will occur. The acquisition will be accounted for by Time Warner under the purchase method of accounting for business combinations.

         Music. Revenues increased to $938 million in 2000, compared to $852 million in 1999. EBITA increased to $87 million in 2000 from $79 million in 1999 after giving effect to the Columbia House reclassification described earlier. Operating income increased to $27 million in 2000 from $19 million in 1999 after giving effect to the Columbia House reclassification. Revenues increased primarily due to higher domestic and international recorded music sales and higher revenues from DVD manufacturing operations. Revenues benefited principally from higher compact disc sales of a broad range of popular releases, including the latest releases from Madonna, The Corrs and Eric Clapton with B.B. King. EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher marketing and artist royalty costs.

         Filmed Entertainment. Revenues decreased to $2.006 billion in 2000, compared to $2.208 billion in 1999. EBITA increased to $271 million in 2000 from $228 million in 1999. Operating income increased to $221 million in 2000 from $177 million in 1999. Revenues decreased at both Warner Bros. and the Turner filmed entertainment businesses. For Warner Bros., revenues decreased primarily due to the 1999 initial off-network availability of the popular television series The Drew Carey Show. Revenues from theatrical operations were essentially flat, as the combination of higher worldwide DVD sales and domestic theatrical revenues offset lower international theatrical revenues, principally relating to last year's highly successful release of The Matrix. For the Turner filmed entertainment businesses, the revenue decline reflects lower domestic theatrical revenues due to last year's theatrical success of Austin Powers: The Spy Who Shagged Me and lower revenues from the licensing of library product, offset in part by increased DVD sales.

         For Warner Bros., the operating results in both periods were affected by certain one-time items. The 2000 results include a net pretax, investment-related gain of $65 million. The 1999 results include a pretax gain of $10 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags. Excluding the impact of these items, EBITA and operating income decreased as a result of the decline in revenues, offset in part by lower film and television costs. For the Turner filmed entertainment business, EBITA and operating income decreased as a result of the decline in revenues, offset in part by lower film costs.

         Broadcasting-The WB Network. Revenues increased to $99 million in 2000, compared to $84 million in 1999. EBITA improved to a loss of $15 million in 2000 from a loss of $24 million in 1999. Operating losses decreased to $17 million in 2000 from $25 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)


EBITA and operating loss improvements were principally due to the revenue gains and lower promotion costs, which more than offset higher programming costs associated with the expanded programming schedule.

         Cable. Revenues increased to $1.511 billion in 2000, compared to $1.342 billion in 1999. EBITA, including the negative effect on operating trends of one-time gains recognized in 1999, decreased to $472 million in 2000 from $894 million in 1999. Operating income similarly decreased to $315 million in 2000 from $752 million in 1999 due to the one-time gains. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising revenues and increases from the deployment of digital cable and high-speed online services. The 1999 operating results of the Cable segment were affected by net pretax gains of approximately $477 million relating to the sale or exchange of various cable television systems and investments. Excluding the effect of these items, EBITA and operating income increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

         Digital Media. The Digital Media segment had $62 million of operating losses on $20 million of revenues in 2000, principally due to start-up costs associated with Time Warner's digital media businesses. Time Warner's digital media businesses include CNN's interactive news sites, Entertaindom, an advertiser-supported entertainment destination site, and magazine and other entertainment-related websites. Due to the start-up nature of most of these businesses, losses are expected to continue in 2000.

         Interest and Other, Net. Interest and other, net, increased to $641 million of expense in 2000, compared to $485 million of expense in 1999. Interest expense increased to $443 million in 2000, compared to $374 million in 1999. Interest expense increased principally as a result of higher market interest rates on variable-rate debt. Other expense, net, increased to $198 million in 2000 from $111 million in 1999, primarily because of merger-related costs of approximately $52 million in 2000 relating to Time Warner's proposed merger with America Online and Time Warner's recently terminated merger agreement with EMI and higher losses from certain investments accounted for under the equity method.

         Minority Interest. Minority interest expense increased to $77 million in 2000, compared to $72 million in 1999. Minority interest expense was affected by the allocation of a portion of the net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ("TWE-A/N") to the minority owners of that partnership. Excluding the effect of the 1999 gains, minority interest expense increased principally due to a lower allocation of losses in 2000 to a minority partner in The WB Network.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

CONSOLIDATED RESULTS

         Time Warner had revenues of $20.517 billion, income of $62 million before the cumulative effect of an accounting change and a net loss of $381 million for the nine months ended September 30, 2000, compared to revenues of $19.345 billion, income of $1.112 billion before an extraordinary loss on retirement of debt and net income of $1.100 billion for the nine months ended September 30, 1999. After preferred dividend requirements, Time Warner had basic income per common share before the cumulative effect of an accounting change of $.04 in 2000, and a basic loss per common share of $.30 after. This is compared to basic income per common share before extraordinary loss on retirement of debt of $.85, and $.84 after, in 1999. On a diluted basis, Time Warner had income per common share before the cumulative effect of an accounting change of $.04 in 2000, and loss per common share of $.30 after, compared to income per common share before the extraordinary loss on retirement of debt of $.82, and $.81 after, in 1999.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)


         As previously described, the comparability of Time Warner's operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These items aggregated approximately $303 million of net pretax losses in 2000, compared to $1.608 billion of net pretax income in 1999. In addition, net income in 2000 was reduced by an after-tax charge of $443 million relating to the cumulative effect of an accounting change and net income in 1999 was reduced by an after-tax charge of $12 million relating to an extraordinary loss on retirement of debt. The aggregate net effect of these items in 2000 was to decrease basic and diluted net income per common share by $.51. The aggregate net effect of these items in 1999 was to increase basic net income per common share by $.67 and diluted net income per common share by $.64.

         Time Warner had a net loss of $381 million in 2000, compared to net income of $1.100 billion in 1999. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $22 million to $287 million in 2000 from $265 million in 1999. As discussed more fully below, this improvement principally resulted from an overall increase in Time Warner's business segment operating income, offset in part by higher interest expense principally due to higher market interest rates on variable-rate debt and higher losses from certain investments accounted for under the equity method of accounting. Similarly, normalized basic and diluted net income per common share, excluding the effect of significant nonrecurring items, increased to $.21 in 2000, compared to $.17 in 1999.

         The relationship between income before income taxes and income tax expense of Time Warner is principally affected by the amortization of goodwill and certain other financial statement expenses that are not deductible for income tax purposes.

BUSINESS SEGMENT RESULTS

         Cable Networks. Revenues increased to $4.915 billion in 2000, compared to $4.425 billion in 1999. EBITA increased to $1.162 billion in 2000 from $1.003 billion in 1999. Operating income increased to $1.003 billion in 2000 from $851 million in 1999. Revenues grew due to increases at both the Turner cable networks group and HBO. For the Turner cable networks group, revenues benefited from an 18% increase in advertising on a normalized basis and a 13% increase in subscription revenues, partially offset by lower revenues at World Championship Wrestling. The increase in advertising revenues was principally due to a strong overall advertising market for most of the group's networks, including CNN, CNN International, TBS Superstation, TNT and the Cartoon Network. The increase in subscription revenues was principally due to an increase in subscriptions and higher rates, primarily led by revenue increases at CNN, TBS Superstation, TNT and Turner Classic Movies. For HBO, revenues benefited primarily from an increase in subscriptions.

         Likewise, EBITA and operating income were higher due to improved results at both the Turner cable networks group and HBO. For the Turner cable networks group, the increase in EBITA and operating income was principally due to the strong revenue growth. The results also benefited from $45 million of investment-related gains and $46 million of reduced costs relating to the finalization of certain licensing arrangements. These benefits were substantially offset by lower results at World Championship Wrestling, higher start-up costs for new cable networks, certain one-time costs and continuing investments in entertainment programming and news operations. For HBO, the increase in EBITA and operating income was principally due to the revenue gains, increased cost savings and higher income from Comedy Central, a 50%-owned equity investee.

         Publishing. Revenues decreased to $3.216 billion in 2000, compared to $3.237 billion in 1999. EBITA increased to $494 million in 2000 from $419 million in 1999. Operating income increased to $451 million in 2000 from $388 million in 1999. As previously described, the comparability of the Publishing segment's operating results was

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

affected by the deconsolidation of the operations of Book-of-the-Month Club. As such, the Publishing segment's revenue and operating results for 2000 exclude the operations of Book-of-the-Month Club. During the nine months ended September 30, 1999, the Publishing segment's results included revenues of $228 million, EBITA losses of $15 million and operating losses of $17 million relating to Book-of-the-Month Club.

         Excluding the 1999 operations of Book-of-the-Month Club, revenues increased primarily from an 18% growth in magazine advertising revenues, offset in part by lower magazine circulation revenues. The increase in advertising revenues was principally due to a strong advertising market for the segment's magazines, primarily led by Fortune, In Style, Time and People. Circulation revenues decreased primarily due to lower newsstand sales, principally resulting from the absence in 2000 of certain special issues published in 1999. Excluding the 1999 operations of Book-of-the-Month Club, EBITA and operating income increased principally as a result of the revenue gains and increased cost savings, including pension-related savings. In addition, EBITA and operating income for 2000 included approximately $32 million of gains on the sale of assets. However, those gains did not affect operating trends because they were more than offset by the combination of higher start-up costs in 2000 for new magazine launches, severance costs in 2000 related to certain restructuring efforts and lower gains on the sale of assets recognized in 1999.

         Music. Revenues increased to $2.811 billion in 2000, compared to $2.616 billion in 1999. EBITA increased to $276 million in 2000 from $266 million in 1999 after giving effect to the Columbia House reclassification described earlier. Operating income increased to $95 million in 2000 from $79 million in 1999 after giving effect to the Columbia House reclassification. Revenues increased primarily due to higher domestic and international recorded music sales and higher revenues from DVD manufacturing operations. Revenues benefited principally from higher compact disc sales of a broad range of popular releases, including the latest releases from the Red Hot Chili Peppers, The Corrs, Eric Clapton with B.B. King, and matchbox twenty. EBITA and operating income increased principally as a result of the revenue gains, offset in part by higher marketing and artist royalty costs.

         Filmed Entertainment. Revenues increased to $5.703 billion in 2000, compared to $5.688 billion in 1999. EBITA, including the effect on operating trends of one-time items recognized in each period, decreased to $631 million in 2000, compared to $806 million in 1999. Operating income similarly decreased to $481 million in 2000, compared to $655 million in 1999 due to the one-time items. Revenues grew primarily due to an increase at Warner Bros., offset by marginally lower revenues at the Turner filmed entertainment businesses. For Warner Bros., revenues benefited from increases in the distribution of both theatrical and television product, offset in part by lower revenues from consumer product operations. Warner Bros.'s revenues from the distribution of theatrical product increased principally due to higher worldwide DVD sales, offset in part by lower revenues from worldwide theatrical operations, principally relating to last year's highly successful release of The Matrix. Warner Bros.'s revenues from the distribution of television product increased principally due to higher aggregate revenues from basic cable, broadcast network and international syndicated television exhibition, offset in part by lower revenues from domestic syndicated television exhibition relating to the 1999 initial off-network availability of the popular television series The Drew Carey Show. For the Turner filmed entertainment businesses, revenues decreased marginally, principally as a result of lower revenues from the licensing of theatrical product, substantially offset by higher DVD sales.

         For Warner Bros., the operating results in both periods were affected by certain one-time items. The 2000 results include a net pretax, investment-related gain of $65 million, a pretax charge of $24 million relating to the Six Flags litigation and a $10 million pretax gain relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags. The 1999 results include pretax gains of $30 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and a $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement. Excluding the impact of these items, EBITA and operating income increased principally as a result of the revenue gains and lower film costs, offset in part by lower results from

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)


domestic television syndication operations. For the Turner filmed entertainment businesses, EBITA and operating income increased marginally, principally due to lower film costs, offset in part by difficult comparisons to last year's theatrical success of Austin Powers: The Spy Who Shagged Me.

         Broadcasting-The WB Network. Revenues increased to $310 million in 2000, compared to $246 million in 1999. EBITA improved to a loss of $67 million in 2000 from a loss of $95 million in 1999. Operating losses decreased to $71 million in 2000 from $98 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were principally due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

         Cable. Revenues increased to $4.460 billion in 2000, compared to $3.968 billion in 1999. EBITA, including the negative effect on operating trends of significantly higher one-time net gains in 1999, decreased to $1.412 billion in 2000 from $2.477 billion in 1999. Operating income similarly decreased to $946 million in 2000 from $2.068 billion in 1999 due to the one-time net gains. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising revenues and increases from the deployment of digital cable and high-speed online services. The operating results of the Cable segment were affected by net pretax gains of approximately $21 million in 2000 and approximately $1.248 billion in 1999 relating to the sale or exchange of various cable television systems and investments. Excluding the effect of these items, EBITA and operating income increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

         Digital Media. The Digital Media segment had $147 million of operating losses on $44 million of revenues in 2000, principally due to start-up costs associated with Time Warner's digital media businesses. Time Warner's digital media businesses include CNN's interactive news sites, Entertaindom, an advertiser-supported entertainment destination site, and magazine and other entertainment-related websites. Due to the start-up nature of most of these businesses, losses are expected to continue in 2000.

         Interest and Other, Net. Interest and other, net, increased to $2.095 billion of expense in 2000, compared to $1.345 billion of expense in 1999. Interest expense increased to $1.265 billion in 2000, compared to $1.109 billion in 1999. Interest expense increased principally as a result of higher market interest rates on variable-rate debt and $26 million of additional interest expense recorded in 2000 in connection with the Six Flags litigation. Other expense, net, increased to $830 million in 2000 from $236 million in 1999. Other expense, net, increased primarily because of a $220 million noncash pretax charge in 2000 to reduce the carrying value of Time Warner's investment in Columbia House, merger-related costs of approximately $129 million in 2000 relating to Time Warner's proposed merger with America Online and Time Warner's recently terminated merger agreement with EMI, higher losses from certain investments accounted for under the equity method of accounting and the absence in 2000 of an approximate $115 million pretax gain in 1999 in connection with the Time Warner Telecom IPO.

         Minority Interest. Minority interest expense decreased to $188 million in 2000, compared to $402 million in 1999. The decrease in minority interest expense was principally due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by TWE-A/N to the minority owners of that partnership. Excluding the significant effect of the 1999 gains, minority interest expense decreased principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

                                TIME WARNER INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)



FINANCIAL CONDITION AND LIQUIDITY
SEPTEMBER 30, 2000

FINANCIAL CONDITION

         At September 30, 2000, Time Warner had $18.1 billion of debt, $601 million of cash and equivalents (net debt of $17.5 billion), $1.115 billion of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary and $9.8 billion of shareholders' equity, compared to $18.1 billion of debt, $1.3 billion of cash and equivalents (net debt of $16.8 billion), $1.243 billion of borrowings against future stock option proceeds, $575 million of mandatorily redeemable preferred securities of a subsidiary and $9.7 billion of shareholders' equity at December 31, 1999.

CASH FLOWS

         During the first nine months of 2000, Time Warner's cash provided by operations amounted to $1.402 billion and reflected $3.733 billion of business segment EBITA, $957 million of noncash depreciation expense and $91 million of proceeds from Time Warner's asset securitization program, less $1.192 billion of interest payments, $347 million of income taxes, $133 million of corporate expenses and $1.707 billion related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $2.802 billion for the first nine months of 1999 reflected $4.866 billion of business segment EBITA, $905 million of noncash depreciation expense and $85 million of proceeds from Time Warner's asset securitization program, less $1.137 billion of interest payments, $261 million of income taxes, $120 million of corporate expenses and $1.536 billion related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

         Cash used by investing activities was $2.071 billion in the first nine months of 2000, compared to $1.392 billion in the first nine months of 1999. This increase was principally due to higher capital expenditures, an increase in cash used for acquisitions and investments and a decrease in cash proceeds from the sale of investments. Capital expenditures increased to $2.046 billion in the first nine months of 2000, compared to $1.532 billion in the first nine months of 1999, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services.

         Cash used by financing activities was $14 million in the first nine months of 2000, compared to $1.207 billion in the first nine months of 1999. The use of cash in 2000 principally resulted from the repayment of $130 million of borrowings against future stock option proceeds, the repurchase of approximately 930 thousand shares of Time Warner common stock at an aggregate cost of $65 million in early 2000 before the merger-related suspension of Time Warner's stock repurchase program and the payment of $194 million in dividends, offset in part by $356 million of proceeds received principally from the exercise of employee stock options. The use of cash in 1999 principally resulted from the repurchase of approximately 24.3 million shares of Time Warner common stock at an aggregate cost of $1.636 billion, the redemption of preferred stock of a subsidiary at an aggregate cost of $217 million and the payment of $226 million of dividends, offset in part by a $316 million increase in net borrowings, $335 million of borrowings against future stock option proceeds and $350 million of proceeds received principally from the exercise of employee stock options.

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

CABLE CAPITAL SPENDING

         Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by Time Warner Cable amounted to $1.623 billion in the nine months ended September 30, 2000, compared to $1.107 billion in the nine months ended September 30, 1999. Cable capital spending for the fourth quarter of 2000 is budgeted to be approximately $500 million, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services. Capital spending by Time Warner Cable is expected to continue to be funded by cable operating cash flow.

FILMED ENTERTAINMENT BACKLOG

         Backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Backlog for all of Time Warner's filmed entertainment companies amounted to $3.386 billion at September 30, 2000, compared to $3.595 billion at December 31, 1999 (including amounts relating to the licensing of film product to Time Warner's cable television networks of $1.139 billion at September 30, 2000 and $1.176 billion at December 31, 1999).

         Because backlog generally relates to contracts for the licensing of theatrical and television product which already have been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. As of September 30, 2000, including cash received under the securitization facility and other advanced payments, approximately $700 million of cash licensing fees had been collected against the backlog. The backlog excludes advertising barter contracts, which also are expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

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

         Time Warner operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. Time Warner's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in Time Warner's other filings with the SEC and:

o For Time Warner's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as "digital must-carry," open access or common carrier requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video on demand) to appeal to enough consumers or to be available at reasonable prices to function as expected and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

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

o For Time Warner's music business, its ability to continue to attract and select desirable talent at manageable costs; the timely completion of albums by major artists; the popular demand for particular artists and albums; its ability to continue to enforce and capitalize on its intellectual property rights in digital environments; its ability to renegotiate the proposed transaction with EMI on terms acceptable to the parties and European and U.S. regulatory authorities; and the overall strength of global music sales.

o For Time Warner's print media and publishing businesses, increases in paper, postal and distribution costs; the introduction and increased popularity of alternative technologies for the provision of news and information, such as the Internet; the ability to continue to develop new sources of circulation; and fluctuations in advertiser and consumer spending.

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

o The risks related to the Company's merger with America Online (the "Merger"), including the risk that the Time Warner and America Online businesses will not be integrated successfully; the costs related to the Merger; the inability to obtain, or meet conditions imposed for, governmental approvals for the Merger; the failure of the combined company to realize the anticipated benefits of the Merger; the difficulty the financial market may have in valuing the business model of the combined company; fluctuating market prices that could cause the value of the stock of the combined company to fail to reflect the historical values of Time Warner's or America Online's stock; and other economic, business, competitive, technological and/or regulatory factors generally affecting the businesses of Time Warner, America Online or the combined company.

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

                                TIME WARNER INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                                              2000          1999
                                                                                          -------------  ------------
                                                                                               (MILLIONS, EXCEPT
                                                                                              PER SHARE AMOUNTS)
ASSETS
CURRENT ASSETS
Cash and equivalents....................................................................... $    601      $ 1,284
Receivables, less allowances of $1.477 and $1.682 billion..................................    4,467        4,931
Inventories................................................................................    1,430        1,472
Prepaid expenses...........................................................................    1,511        1,464
                                                                                              ------       ------

Total current assets.......................................................................    8,009        9,151

Noncurrent inventories and film costs......................................................    4,857        4,911
Investments................................................................................    1,822        2,096
Property, plant and equipment..............................................................    9,761        8,728
Music catalogues, contracts and copyrights.................................................      713          782
Cable television and sports franchises.....................................................    8,087        8,472
Goodwill...................................................................................   15,122       15,458
Other assets...............................................................................    1,709        1,641
                                                                                             -------      -------

Total assets...............................................................................  $50,080      $51,239
                                                                                             =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable...........................................................................  $ 1,514     $  1,923
Participations payable.....................................................................    1,292        1,403
Royalties and programming costs payable....................................................    1,560        1,564
Debt due within one year...................................................................       20           22
Other current liabilities..................................................................    5,016        4,758
                                                                                             -------      -------

Total current liabilities..................................................................    9,402        9,670

Long-term debt ............................................................................   18,094       18,083
Borrowings against future stock option proceeds............................................    1,115        1,243
Deferred income taxes......................................................................    3,299        4,234
Unearned portion of paid subscriptions.....................................................      741          762
Other liabilities..........................................................................    3,804        3,773
Minority interests.........................................................................    3,227        3,186
Mandatorily redeemable preferred securities of a subsidiary holding solely
   debentures of a subsidiary of the Company...............................................      575          575

SHAREHOLDERS' EQUITY
Preferred stock, $.10 par value, 4.0 and 8.4 million shares outstanding,
   $.400 and $.840 billion liquidation preference..........................................        -            1
Series LMCN-V Common Stock, $.01 par value, 114.1 million shares outstanding...............        1            1
Common stock, $.01 par value, 1.212 and 1.173 billion shares outstanding...................       12           12
Paid-in capital............................................................................   14,939       12,998
Accumulated deficit........................................................................   (5,129)      (3,299)
                                                                                              ------      -------

Total shareholders' equity.................................................................    9,823        9,713
                                                                                              ------      -------

Total liabilities and shareholders' equity.................................................  $50,080      $51,239
                                                                                             =======      =======


See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                         ------------------   --------------------
                                                                          2000       1999      2000       1999
                                                                          ----       ----      ----       ----
                                                                            (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues(a)..........................................................     $6,873   $ 6,723    $20,517    $19,345
                                                                         -------   -------    -------    -------

Cost of revenues(a)(b)...............................................     (3,744)   (3,717)   (11,118)   (10,550)
Selling, general and administrative(a)(b)............................     (1,853)   (1,872)    (5,687)    (5,392)
Amortization of goodwill and other intangible assets.................       (339)     (316)    (1,003)      (933)
Gain on sale or exchange of cable systems and investments(a).........          -       477         21      1,248
Gain on early termination of video distribution agreement............          -         -          -        215
                                                                         -------   -------    -------    -------

Business segment operating income....................................        937     1,295      2,730      3,933
Interest and other, net(a)(c)........................................       (641)     (485)    (2,095)    (1,345)
Corporate expenses...................................................        (46)      (40)      (133)      (120)
Minority interest....................................................        (77)      (72)      (188)      (402)
                                                                         -------   -------    -------    -------

Income before income taxes, extraordinary loss on retirement of
   debt and cumulative effect of accounting change...................        173       698        314      2,066
Income taxes.........................................................        (85)     (317)      (252)      (954)
                                                                         -------   -------    -------    -------

Income before extraordinary loss on retirement of debt and
   cumulative effect of accounting change............................         88       381         62      1,112
Extraordinary loss on retirement of debt, net of $9 million income
   tax benefit.......................................................          -       (12)         -        (12)
                                                                         -------   -------    -------    -------

Income before cumulative effect of accounting change.................         88       369         62      1,100
Cumulative effect of accounting change, net of $295 million income
   tax benefit.......................................................          -         -       (443)         -
                                                                         -------   -------    -------    -------

Net income (loss)....................................................         88       369       (381)     1,100
Preferred dividend requirements......................................         (3)       (9)       (11)       (45)
                                                                         -------   -------    -------    -------

Net income (loss) applicable to common shares........................    $    85   $   360    $  (392)   $ 1,055
                                                                         =======   =======    =======    =======

Basic income per common share before extraordinary loss on
   retirement of debt and cumulative effect of accounting change.....    $  0.06   $  0.29    $  0.04    $  0.85
Extraordinary loss on retirement of debt.............................          -     (0.01)         -      (0.01)
Cumulative effect of accounting change...............................          -         -      (0.34)         -
                                                                         -------   -------    -------    -------
Basic net income (loss) per common share.............................    $  0.06   $  0.28    $ (0.30)   $  0.84
                                                                         =======   =======    =======    =======
Average basic common shares..........................................    1,324.2   1,288.9    1,315.0    1,260.5
                                                                         =======   =======    =======    =======

Diluted income per common share before extraordinary loss on
   retirement of debt and cumulative effect of accounting change.....    $  0.06   $  0.28    $  0.04    $  0.82
Extraordinary loss on retirement of debt.............................          -     (0.01)         -      (0.01)
Cumulative effect of accounting change...............................          -         -      (0.34)         -
                                                                         -------   -------    -------    -------
Diluted net income (loss) per common share...........................    $  0.06   $  0.27    $ (0.30)   $  0.81
                                                                         =======   =======    =======    =======
Average diluted common shares........................................    1,324.2   1,397.8    1,315.0    1,400.4
                                                                         =======   =======    =======    =======
--------------
(a)  Includes the following income (expenses) resulting from transactions with related companies:
       Revenues......................................................       $218      $109       $403       $376
       Cost of revenues..............................................        (86)      (40)      (143)      (121)
       Selling, general and administrative...........................        (11)       (6)       (26)       (17)
       Gain on sale or exchange of cable systems and investments.....          -       427          -        427
       Interest and other, net.......................................         (3)       (8)       (17)       (20)

(b)  Includes depreciation expense of:...............................       $331      $320       $957       $905
                                                                            ====      ====       ====       ====

(c) Includes an approximate $115 million pretax gain recognized in the second quarter of 1999 in connection with the initial public offering of a 20% interest in Time Warner Telecom Inc.


See accompanying notes.

                                TIME WARNER INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 NINE MONTHS
                                                                                             ENDED SEPTEMBER 30,
                                                                                            --------------------
                                                                                              2000         1999
                                                                                              ----         ----
                                                                                                 (MILLIONS)
OPERATIONS
Net income (loss).......................................................................    $  (381)      $1,100
Adjustments for noncash and nonoperating items:
   Extraordinary loss on retirement of debt.............................................          -           12
   Cumulative effect of accounting change...............................................        443            -
   Depreciation and amortization........................................................      1,960        1,838
   Amortization of film costs...........................................................      1,386        1,709
   Gain on sale or exchange of cable systems and investments............................        (21)      (1,248)
   Equity in losses of investee companies after distributions...........................        398          301
Changes in operating assets and liabilities.............................................     (2,383)        (910)
                                                                                            -------       ------

Cash provided by operations.............................................................      1,402        2,802
                                                                                            -------       ------

INVESTING  ACTIVITIES
Consolidation of the Entertainment Group's cash and cash equivalents....................          -           87
Investments and acquisitions............................................................       (454)        (423)
Capital expenditures....................................................................     (2,046)      (1,532)
Investment proceeds.....................................................................        429          476
                                                                                            -------       ------

Cash used by investing activities.......................................................     (2,071)      (1,392)
                                                                                            -------       ------

FINANCING  ACTIVITIES
Borrowings..............................................................................      2,007        3,127
Debt repayments.........................................................................     (2,001)      (2,811)
Borrowings against future stock option proceeds.........................................          2          335
Repayments of borrowings against future stock option proceeds...........................       (130)           -
Repurchases of Time Warner common stock.................................................        (65)      (1,636)
Dividends paid..........................................................................       (194)        (226)
Redemption of preferred stock of a subsidiary...........................................          -         (217)
Proceeds received from stock option and dividend reinvestment plans.....................        356          350
Other...................................................................................         11         (129)
                                                                                            -------       ------

Cash used by financing activities.......................................................        (14)      (1,207)
                                                                                            -------       ------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.............................................       (683)         203

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.............................................      1,284          442
                                                                                            -------       ------

CASH AND EQUIVALENTS AT END OF PERIOD...................................................    $   601       $  645
                                                                                            =======       ======


See accompanying notes.

                                TIME WARNER INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)





                                                                                                   NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                               ------------------
                                                                                                2000       1999
                                                                                                ----       ----
                                                                                                   (MILLIONS)
BALANCE AT BEGINNING OF PERIOD..............................................................   $9,713      $8,852

Net income (loss)...........................................................................     (381)      1,100
Other comprehensive loss....................................................................     (210)        (40)
                                                                                               ------      ------
Comprehensive income (loss)(a)..............................................................     (591)      1,060

Common stock dividends......................................................................     (178)       (170)
Preferred stock dividends...................................................................      (11)        (45)
Repurchases of Time Warner common stock.....................................................      (65)     (1,636)
Other, principally shares issued pursuant to stock option, dividend
   reinvestment and benefit plans...........................................................      955         725
                                                                                               ------      ------
BALANCE AT END OF PERIOD....................................................................   $9,823      $8,786
                                                                                               ======      ======


-------------------
(a) Comprehensive income was $57 million for the three months ended September 30, 2000 and $339 million for the three months ended September 30, 1999.


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

         Financial information for Time Warner's various business segments is presented herein as an indication of financial performance (Note 8). Except for start-up losses incurred in connection with The WB Network and Digital Media, Time Warner's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized in various acquisitions accounted for by the purchase method of accounting. Noncash amortization of intangible assets recorded by Time Warner's business segments amounted to $339 million for the three months ended September 30, 2000 and $316 million for the three months ended September 30, 1999. On a year-to-date basis, noncash amortization of intangible assets recorded by Time Warner's business segments amounted to $1.003 billion in 2000 and $933 million in 1999.

BASIS OF PRESENTATION

         A majority of Time Warner's interests in filmed entertainment, television production, television broadcasting and cable television systems, and a portion of its interests in cable television programming and digital media are held through Time Warner Entertainment Company, L.P. ("TWE"). Time Warner owns general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of AT&T Corp. ("AT&T").

                                TIME WARNER INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


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

         Time Warner has adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. As a result, Time Warner's net income for the nine months ended September 30, 2000 includes a one-time, noncash, after-tax charge of $443 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

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

                                TIME WARNER INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


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

         The Merger was approved by the shareholders of America Online and Time Warner on June 23, 2000. In addition, the European Union Commission approved the Merger on October 11, 2000. The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including all necessary U.S. government regulatory approvals. There can be no assurance that such approvals will be obtained.

         In connection with the Merger, Time Warner has been incurring one-time, merger-related costs, including legal, investment banking and stock registration fees. These costs are required to be expensed by Time Warner in accordance with generally accepted accounting principles. These costs have been classified in interest and other, net, in the accompanying consolidated statement of operations.

WARNER-EMI MUSIC MERGER

         In January 2000, Time Warner and EMI Group plc ("EMI") announced they had entered into an agreement to combine their global music operations into two 50-50 joint ventures, to be referred to collectively as Warner EMI Music. On October 5, 2000, Time Warner and EMI terminated the merger agreement and withdrew their application seeking approval of the transaction from the European Union Commission. Time Warner and EMI intend to continue discussions with each other, the European Union Commission and other regulatory authorities in order to attempt to agree to a combination which is acceptable to all parties. There can be no assurance that these parties will be able to reach an agreement.

         In connection with the proposed merger, Time Warner has been incurring one-time, merger-related costs, which are permitted to be capitalized in accordance with generally accepted accounting principles. In the third quarter of 2000, because the merger agreement was terminated, Time Warner expensed all of its previously capitalized merger-related costs. These costs have been classified in interest and other, net, in the accompanying consolidated statement of operations.

BOOK-OF-THE-MONTH CLUB JOINT VENTURE

         In the first quarter of 2000, Time Warner formed a 50-50 joint venture with Bertelsmann AG ("Bertelsmann"). The venture combined the domestic operations of Time Warner's Book-of-the-Month Club with the domestic book club operations of Doubleday Direct, Inc. ("Doubleday"), a leading consumer book club group owned by Bertelsmann. In connection with this transaction, Time Warner has deconsolidated its domestic book club operations in 2000 and is accounting for its interest in the joint venture under the equity method of accounting. Time Warner's initial interest in the joint venture was recorded based on the historical cost basis of the contributed net assets. Time Warner did not recognize a gain or loss on the transaction. Time Warner's share of the operating results of the joint venture for the first nine months of 2000 has been included in interest and other, net, in the accompanying consolidated statement of operations.

                                TIME WARNER INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


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

FILMED ENTERTAINMENT INVESTMENT-RELATED GAINS

         During the third quarter of 2000, Warner Bros. recognized a net pretax, investment-related gain of approximately $65 million, principally relating to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco. This gain has been included in business segment operating income in the accompanying consolidated statement of operations.

GAINS (LOSSES) ON THE SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS
AND INVESTMENTS

         In 2000 and 1999, largely in an ongoing effort to enhance its geographic clustering of cable television properties, Time Warner continued to sell or exchange various cable television systems and investments. In connection with these transactions, Time Warner Cable recognized net pretax gains of $477 million for the three months ended September 30, 1999. Net pretax gains for the first nine months of the year amounted to $21 million in 2000 and $1.248 billion in 1999. Such amounts have been included in business segment operating income in the accompanying consolidated statement of operations.

COLUMBIA HOUSE INVESTMENT WRITE-DOWN

         In July 1999, Time Warner announced an agreement with Sony Corporation of America ("Sony") to merge their jointly owned music and video club operations of Columbia House with CDNOW, Inc. ("CDNOW"), a music and video

                                TIME WARNER INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


e-commerce company. While awaiting the receipt of regulatory approvals, the March 13, 2000 termination date in the merger agreement was reached, and the parties terminated the agreement. Accordingly, the merger will not occur.

         In March 2000, Time Warner recorded a $220 million noncash pretax charge to reduce the carrying value of its investment in Columbia House to an estimate of its fair value. The charge has been included in interest and other, net, in the accompanying consolidated statement of operations.

1999 GAIN ON TERMINATION OF VIDEO DISTRIBUTION AGREEMENT

         In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ("MGM") terminated a long-term distribution agreement under which Warner Bros. had exclusive worldwide distribution rights for MGM/United Artists home video product. In connection with the early termination and settlement of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately $215 million, which has been included in business segment operating income in the accompanying consolidated statement of operations.

1999 GAIN ON TIME WARNER TELECOM'S INITIAL PUBLIC OFFERING

         In May 1999, Time Warner Telecom Inc. ("Time Warner Telecom"), a leading fiber facilities-based provider of integrated communications services and solutions, completed an initial public offering of 20% of its common stock (the "Time Warner Telecom IPO"). In connection with the Time Warner Telecom IPO and certain related transactions, Time Warner's ownership interest in Time Warner Telecom was diluted from 62% to 48%. As a result, Time Warner recognized a pretax gain of approximately $115 million before providing for deferred taxes. This gain has been included in interest and other, net, in the accompanying consolidated statement of operations.

3.       OTHER INVESTMENT-RELATED GAINS

GAIN ON THE SALE OF INVESTMENT IN MARTHA STEWART

         During 2000, Time Warner sold a portion of its interest in Martha Stewart Living Omnimedia Inc. ("Martha Stewart"). As a result, Time Warner recognized a pretax gain of approximately $32 million. In addition, during the first quarter of 1999, Time Warner recognized a pretax gain of a comparable amount, also related to its interest in Martha Stewart. These gains are included in business segment operating income in the accompanying consolidated statement of operations.

GAIN ON THE SALE OF INVESTMENT IN HEALTHEON/WEBMD

         During 2000, Time Warner periodically sold portions of its interest in Healtheon/WebMD Corp. As a result, Time Warner recognized pretax gains of approximately $31 million for the year-to-date period. These gains are included in business segment operating income in the accompanying consolidated statement of operations.

GAIN ON THE SALE OF OTHER INVESTMENT-RELATED ASSETS

         During 2000 and 1999, Time Warner recognized other investment-related pretax gains, principally related to the sale of various assets. Pretax gains for the first nine months of the year amounted to approximately $32 million in 2000 and approximately $29 million in 1999. These gains are included in business segment operating income in the accompanying consolidated statement of operations.

                                TIME WARNER INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)



4.       INVESTMENT IN THE ENTERTAINMENT GROUP

         TWE is a Delaware limited partnership that was capitalized in 1992 to own and operate substantially all of the Filmed Entertainment-Warner Bros., Cable Networks-HBO and Cable businesses previously owned by subsidiaries of Time Warner. Time Warner, through its wholly owned subsidiaries, collectively owns general and limited partnership interests in TWE consisting of 74.49% of the Series A Capital and Residual Capital and 100% of the Series B Capital. The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of AT&T. Certain Time Warner subsidiaries are the general partners of TWE ("Time Warner General Partners").

         The TWE partnership agreement provides for special allocations of income, loss and distributions of partnership capital, including priority distributions in the event of liquidation. TWE reported income before cumulative effect of an accounting change of $617 million and a net income of $93 million for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, TWE reported net income of $1.640 billion. Because of the priority rights over allocations of income and distributions of TWE held by the Time Warner General Partners, all of TWE's net income was allocated to Time Warner and none was allocated to AT&T.

         The assets and cash flows of TWE are restricted by the TWE partnership and credit agreements. As such, they are unavailable for use by the partners except through the payment of certain fees, reimbursements, cash distributions and loans, which are subject to limitations.

5.       INVENTORIES AND FILM COSTS

         Inventories and film costs consist of:


                                                                                         SEPTEMBER 30, DECEMBER 31,
                                                                                             2000          1999
                                                                                         ------------- ------------
                                                                                                  (MILLIONS)
Programming costs, less amortization....................................................     $1,660       $1,620
Magazines, books, recorded music and other merchandise..................................        671          652
Film costs-Theatrical:
   Released, less amortization..........................................................        921        1,050
   Completed and not released...........................................................        172           80
   In production........................................................................        806          704
   Development and pre-production.......................................................        111          155
Film costs-Television:
   Released, less amortization..........................................................        194          546
   Completed and not released...........................................................        199            9
   In production........................................................................         79            8
   Development and pre-production.......................................................          6            5

Film costs-Library, less amortization...................................................      1,468        1,554
                                                                                             ------       ------

Total inventories and film costs........................................................      6,287        6,383
Less current portion of inventory.......................................................      1,430        1,472
                                                                                             ------       ------

Total noncurrent inventories and film costs.............................................     $4,857       $4,911
                                                                                             ======       ======


         Approximately $1.017 billion of released and completed and not released film costs are expected to be amortized during the next twelve months.

                                TIME WARNER INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


6.       MANDATORILY REDEEMABLE PREFERRED SECURITIES

         In 1995, Time Warner, through TW Companies, issued approximately 23 million Company-obligated mandatorily redeemable preferred securities of a wholly owned subsidiary ("Preferred Trust Securities") for aggregate gross proceeds of $575 million. The sole assets of the subsidiary that is the obligor on the Preferred Trust Securities are $592 million principal amount of 8 7/8% subordinated debentures of TW Companies due December 31, 2025. Cumulative cash distributions are payable on the Preferred Trust Securities at an annual rate of 8 7/8%. The Preferred Trust Securities are mandatorily redeemable for cash on December 31, 2025, and TW Companies has the right to redeem the Preferred Trust Securities, in whole or in part, on or after December 31, 2000, and in certain other circumstances. If TW Companies elects to redeem these securities, the redemption amount would be in each case at an amount per Preferred Trust Security equal to $25 per security, plus accrued and unpaid distributions thereon.

         Time Warner has certain obligations relating to the Preferred Trust Securities which amount to a full and unconditional guaranty (on a subordinated basis) of its subsidiary's obligations with respect thereto.

7. INCOME PER COMMON SHARE BEFORE EXTRAORDINARY LOSS ON RETIREMENT OF DEBT AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         Set forth below is a reconciliation of basic and diluted income per common share before extraordinary loss on retirement of debt and cumulative effect of accounting change for each period.


                                                                                  THREE MONTHS          NINE MONTHS
                                                                               ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                                               -------------------  -------------------
                                                                               2000(a)     1999      2000(a)     1999
                                                                               -------    -------    -------  -------
                                                                                (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Income applicable to common shares before extraordinary loss on
   retirement of debt and cumulative effect of accounting change - basic         $   85   $   372     $   51   $1,067
Interest savings, net of tax(b)........................................               -        12          -       31
Preferred dividends....................................................               -         9          -       45
                                                                                -------   -------    -------  -------
Income applicable to common shares before extraordinary loss on retire-
   ment of debt and cumulative effect of accounting change - diluted...          $   85   $   393     $   51   $1,143
                                                                                =======   =======    =======  =======

Average number of common shares outstanding - basic....................         1,324.2   1,288.9    1,315.0  1,260.5
Dilutive effect of stock options.......................................               -      71.8          -     73.3
Dilutive effect of convertible preferred shares........................               -      37.1          -     66.6
                                                                                -------   -------    -------  -------
Average number of common shares outstanding - diluted..................         1,324.2   1,397.8    1,315.0  1,400.4
                                                                                =======   =======    =======  =======

Income per common share before extraordinary loss on retirement of debt and cumulative effect of accounting change:
     Basic.............................................................           $0.06     $0.29      $0.04    $0.85
                                                                                  =====     =====      =====    =====
     Diluted...........................................................           $0.06     $0.28      $0.04    $0.82
                                                                                  =====     =====      =====    =====

---------------
(a) 2000 basic and diluted income per common share before extraordinary loss on retirement of debt and cumulative effect of accounting change are the same because the effect of Time Warner's stock options and convertible preferred stock was antidilutive.
(b) Reflects the required use of a portion of the proceeds from the future exercise of employee stock options to repay all outstanding borrowings under Time Warner's stock option proceeds credit facility.

8.       SEGMENT INFORMATION

         Time Warner classifies its business interests into six fundamental areas: Cable Networks, consisting principally of interests in cable television programming; Publishing, consisting principally of interests in magazine publishing, book publishing and direct marketing; Music, consisting principally of interests in recorded music and music publishing;

                                TIME WARNER INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


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

         Information as to the operations of Time Warner in different business segments is set forth below based on the nature of the products and services offered. Time Warner evaluates performance based on several factors, including its primary financial measure of business segment operating income before noncash amortization of intangible assets ("EBITA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in Time Warner's 1999 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties.

         As described more fully in Note 1, effective January 1, 2000, management reclassified Time Warner's share of the operating results of Columbia House from its Music segment to interest and other, net. As such, segment results for 1999 have been reclassified to conform to the 2000 presentation. Also, as described more fully in Note 2, the comparability of the Publishing segment's operating results was affected by a joint venture transaction in 2000 involving Book-of-the-Month Club. In connection with the joint venture transaction, the operating results of Book-of-the-Month Club were deconsolidated and are no longer included in the Publishing segment's operating results for 2000. Time Warner's share of the operating results of the joint venture for the first nine months of 2000 has been included in interest and other, net, in the accompanying consolidated statement of operations. During the three months ended September 30, 1999, the Publishing segment's operating results included revenues of $81 million and EBITA losses and operating losses of $3 million relating to Book-of-the-Month Club. During the nine months ended September 30, 1999, the Publishing segment's operating results included revenues of $228 million, EBITA losses of $15 million and operating losses of $17 million relating to Book-of-the-Month Club.


                                                                             THREE MONTHS          NINE MONTHS
                                                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                          -------------------   -------------------
                                                                           2000       1999       2000       1999
                                                                           ----       ----       ----       ----
                                                                                         (MILLIONS)
REVENUES
Cable Networks.........................................................   $1,560    $1,450   $  4,915   $  4,425
Publishing.............................................................    1,081     1,110      3,216      3,237
Music..................................................................      938       852      2,811      2,616
Filmed Entertainment...................................................    2,006     2,208      5,703      5,688
Broadcasting-The WB Network............................................       99        84        310        246
Cable..................................................................    1,511     1,342      4,460      3,968
Digital Media..........................................................       20         -         44          -
Intersegment elimination...............................................     (342)     (323)      (942)      (835)
                                                                          ------   -------    -------    -------

Total..................................................................   $6,873    $6,723    $20,517    $19,345
                                                                          ======    ======    =======    =======


                                TIME WARNER INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)




                                                                             THREE MONTHS           NINE MONTHS
                                                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                          -------------------   -------------------
                                                                           2000       1999      2000        1999
                                                                           ----       ----      ----        ----
                                                                                         (MILLIONS)
EBITA(a)
Cable Networks.........................................................   $  376   $   328     $1,162     $1,003
Publishing.............................................................      151       129        494        419
Music..................................................................       87        79        276        266
Filmed Entertainment(a)................................................      271       228        631        806
Broadcasting-The WB Network............................................      (15)      (24)       (67)       (95)
Cable(c)...............................................................      472       894      1,412      2,477
Digital Media..........................................................      (62)        -       (147)         -
Intersegment elimination...............................................       (4)      (23)       (28)       (10)
                                                                          ------    ------     ------     ------

Total..................................................................   $1,276    $1,611     $3,733     $4,866
                                                                          ======    ======     ======     ======

---------------
(a) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, Time Warner's business segment operating income for the third quarter was $937 million in 2000 and $1.295 billion in 1999. Time Warner's business segment operating income for the first nine months of the year was $2.730 billion in 2000 and $3.933 billion in 1999.
(b) Includes a net pretax, investment-related gain of approximately $65 million recognized in the third quarter of 2000, a pretax charge of $24 million recognized in the second quarter of 2000 in connection with the Six Flags litigation, a pretax gain of $10 million related to a partial recognition of a deferred gain in connection with the 1998 sale of Six Flags recognized in the first quarter of 2000 and in each of the first three quarters of 1999 and a pretax gain of approximately $215 million recognized in the first quarter of 1999 relating to the early termination and settlement of a long-term, home video distribution agreement.
(c) Includes net pretax gains relating to the sale or exchange of certain cable television systems and investments of approximately $477 million in the third quarter of 1999. Similarly, nine month results include net pretax gains of approximately $21 million in 2000 and approximately $1.248 billion in 1999.


                                                                             THREE MONTHS          NINE MONTHS
                                                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                          -------------------   -------------------
                                                                           2000       1999       2000       1999
                                                                           ----       ----       ----       ----
                                                                                         (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Cable Networks.........................................................     $ 40      $ 33       $111       $ 96
Publishing.............................................................       14        19         49         57
Music..................................................................       21        19         62         54
Filmed Entertainment...................................................       20        46         65        114
Broadcasting-The WB Network............................................        -         -          1          1
Cable..................................................................      235       203        666        583
Digital Media..........................................................        1         -          3          -
                                                                            ----      ----       ----       ----

Total..................................................................     $331      $320       $957       $905
                                                                            ====      ====       ====       ====

                                                                             THREE MONTHS          NINE MONTHS
                                                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                          -------------------   -------------------
                                                                           2000       1999       2000       1999
                                                                           ----       ----       ----       ----
                                                                                         (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(a)
Cable Networks.........................................................     $ 53      $ 51     $  159       $152
Publishing.............................................................       17        11         43         31
Music..................................................................       60        60        181        187
Filmed Entertainment...................................................       50        51        150        151
Broadcasting-The WB Network............................................        2         1          4          3
Cable..................................................................      157       142        466        409
Digital Media..........................................................        -         -          -          -
                                                                            ----      ----     ------       ----

Total..................................................................     $339      $316     $1,003       $933
                                                                            ====      ====     ======       ====

-----------
(a) Includes amortization relating to all business combinations accounted for by the purchase method, including the $14 billion acquisition of Warner Communications Inc. in 1989, the $6.2 billion acquisition of Turner Broadcasting System, Inc. in 1996 and the $2.3 billion of cable acquisitions in 1996 and 1995.

                                TIME WARNER INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)



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

         Time Warner is subject to a civil action brought by a former cable television competitor in New York City alleging violations of the antitrust laws. The case is presently scheduled for trial in February 2001. Although management believes these allegations are without merit, an adverse jury verdict could result in a material loss to Time Warner. Due to the vague nature of both plaintiffs' claims and their assertions of damages, a range of loss is not determinable at this time.

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

         Time Warner is also subject to numerous other legal proceedings. In management's opinion and considering established reserves, the resolution of these matters will not have a material effect, individually and in the aggregate, on Time Warner's financial statements.

10. ADDITIONAL FINANCIAL INFORMATION

CASH FLOWS

         Additional financial information with respect to cash flows is as follows:

                                                                                                   NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                               -------------------
                                                                                                2000        1999
                                                                                                ----        ----
                                                                                                   (MILLIONS)
         Cash payments made for interest.....................................................$1,192       $1,137
         Cash payments made for income taxes.................................................   378          304
         Income tax refunds received.........................................................    31           43

                                TIME WARNER INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)



INTEREST AND OTHER, NET

         Interest and other, net, consists of:

                                                                        THREE MONTHS                NINE MONTHS
                                                                     ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                     -------------------        -------------------
                                                                      2000         1999         2000         1999
                                                                      ----         ----         ----         ----
                                                                                       (MILLIONS)
         Interest expense.......................................      $(443)      $(374)     $(1,265)      $(1,109)
         Other investment-related activity, principally net
           losses of corporate-related equity investees.........       (112)        (70)        (312)         (197)
         Write-down of Columbia House investment................          -           -         (220)            -
         Merger-related costs...................................        (52)          -         (129)            -
         Gain on Time Warner Telecom IPO........................          -           -            -           115
         Corporate finance-related activity, principally losses
           on asset securitization programs.....................        (42)        (27)        (151)          (90)
         Miscellaneous..........................................          8         (14)         (18)          (64)
                                                                      -----       -----      -------       -------
         Total interest and other, net..........................      $(641)      $(485)     $(2,095)      $(1,345)
                                                                      =====       =====      =======       =======

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

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                                                                                   NON-                     TIME
                                              TIME          TW                   GUARANTOR    ELIMINA-     WARNER
                                             WARNER      COMPANIES      TBS    SUBSIDIARIES    TIONS    CONSOLIDATED
                                             ------      ---------      ---    ------------    -----    ------------
                                                                              (MILLIONS)
Revenues ................................... $    -       $    -       $ 220      $ 6,655       $  (2)    $ 6,873
                                             ------       ------       -----      -------       -----     -------

Cost of revenues(a).........................      -            -         (77)      (3,657)        (10)     (3,744)
Selling, general and administrative(a)......      -            -         (76)      (1,777)          -      (1,853)
Amortization of goodwill and other
   intangible assets........................      -            -           -         (339)          -        (339)
                                             ------       ------       -----      -------       -----     -------

Business segment operating income...........      -            -          67          882         (12)        937
Equity in pretax income of consolidated
   subsidiaries.............................    292          384          58            -        (734)          -
Interest and other, net.....................    (92)        (149)        (47)        (343)        (10)       (641)
Corporate expenses..........................    (27)         (16)         (4)         (37)         38         (46)
Minority interest...........................      -            -           -          (77)          -         (77)
                                             ------       ------       -----      -------       -----     -------

Income before income taxes..................    173          219          74          425        (718)        173
Income taxes................................    (85)         (93)        (43)        (196)        332         (85)
                                             ------       ------       -----      -------       -----     -------

Net income.................................. $   88       $  126       $  31      $   229       $(386)    $    88
                                             ======       ======       =====      =======       =====     =======
---------------
(a) Includes depreciation expense of:....... $    -       $    -       $   2      $   329       $   -     $   331
                                             ======       ======       =====      =======       =====     =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999


                                                                                    NON-                    TIME
                                              TIME          TW                   GUARANTOR    ELIMINA-     WARNER
                                             WARNER      COMPANIES      TBS    SUBSIDIARIES    TIONS    CONSOLIDATED
                                             ------      ---------      ---    ------------    -----    ------------
                                                                                (MILLIONS)
Revenues....................................  $   -        $   -        $200      $ 6,586     $   (63)    $ 6,723
                                              -----        -----        ----      -------     -------     -------

Cost of revenues(a).........................      -            -         (88)      (3,702)         73      (3,717)
Selling, general and administrative(a)......      -            -         (50)      (1,822)          -      (1,872)
Amortization of goodwill and other
   intangible assets........................      -            -           -         (316)          -        (316)
Gain on sale or exchange of cable
   systems and investments..................      -            -           -          477           -         477
                                              -----        -----        ----      -------     -------     -------

Business segment operating income...........      -            -          62        1,223          10       1,295
Equity in pretax income of consolidated
   subsidiaries.............................    782          869          81            -      (1,732)          -
Interest and other, net.....................    (63)        (158)        (39)        (197)        (28)       (485)
Corporate expenses..........................    (21)         (14)         (4)         (35)         34         (40)
Minority interest...........................      -            -           -          (72)          -         (72)
                                              -----        -----        ----      -------     -------     -------

Income before income taxes and extra-
   ordinary loss on retirement of debt......    698          697         100          919      (1,716)        698
Income taxes................................   (317)        (305)        (57)        (386)        748        (317)
                                              -----        -----        ----      -------     -------     -------

Income before extraordinary loss on
   retirement of debt.......................    381          392          43          533        (968)        381
Extraordinary loss on retirement of debt,
   net of tax...............................    (12)         (12)          -            -          12         (12)
                                              -----        -----        ----      -------     -------     -------

Net income..................................  $ 369        $ 380        $ 43      $   533     $  (956)    $   369
                                              =====        =====        ====      =======     =======     =======
-------------------
(a) Includes depreciation expense of:.......  $   -        $   -        $  2      $   318     $     -     $   320
                                              =====        =====        ====      =======     =======     =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                                   NON-                     TIME
                                              TIME          TW                   GUARANTOR    ELIMINA-     WARNER
                                             WARNER      COMPANIES      TBS    SUBSIDIARIES    TIONS    CONSOLIDATED
                                             ------      ---------      ---    ------------    -----    ------------
                                                                             (MILLIONS)
Revenues ................................... $    -       $    -      $  694     $ 19,841     $   (18)   $ 20,517
                                             ------       ------      ------     --------     -------    --------

Cost of revenues(a).........................      -            -        (286)     (10,815)        (17)    (11,118)
Selling, general and administrative(a)......      -            -        (202)      (5,485)          -      (5,687)
Amortization of goodwill and other
   intangible assets........................      -            -           -       (1,003)          -      (1,003)
Gain on sale or exchange of cable systems
   and investments..........................      -            -           -           21           -          21
                                             ------       ------      ------     --------     -------    --------

Business segment operating income...........      -            -         206        2,559         (35)      2,730
Equity in pretax income of consolidated
   subsidiaries.............................    719          860         321            -      (1,900)          -
Interest and other, net.....................   (328)        (451)       (137)      (1,152)        (27)     (2,095)
Corporate expenses..........................    (77)         (47)        (13)        (110)        114        (133)
Minority interest...........................      -            -           -         (188)          -        (188)
                                             ------       ------      ------     --------     -------    --------

Income before income taxes and cumulative
   effect of accounting change..............    314          362         377        1,109      (1,848)        314
Income taxes................................   (252)        (249)       (201)        (611)      1,061        (252)
                                             ------       ------      ------     --------     -------    --------

Income before cumulative effect of
   accounting change........................     62          113         176          498        (787)         62
Cumulative effect of accounting change,
   net of tax...............................   (443)        (340)       (128)        (443)        911        (443)
                                             ------       ------      ------       ------     -------    --------

Net income (loss)........................... $ (381)      $ (227)     $   48     $     55     $   124    $   (381)
                                             ======       ======      ======     ========     =======    ========
---------------
(a)  Includes depreciation expense of:...... $    -       $    -      $    7     $    950     $     -    $    957
                                             ======       ======      ======     ========     =======    ========

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
           CONDENSED CONSOLIDATING FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                                                   NON-                     TIME
                                              TIME          TW                   GUARANTOR    ELIMINA-     WARNER
                                             WARNER      COMPANIES      TBS    SUBSIDIARIES    TIONS   CONSOLIDATED
                                             ------      ---------      ---    ------------    -----   ------------
                                                                             (MILLIONS)
Revenues ................................... $    -       $    -       $ 626     $ 18,766     $   (47)   $ 19,345
                                             ------       ------       -----     --------     -------    --------

Cost of revenues(a).........................      -            -        (288)     (10,309)         47     (10,550)
Selling, general and administrative(a)......      -                     (154)      (5,238)          -      (5,392)
Amortization of goodwill and other
   intangible assets........................      -                        -         (933)          -        (933)
Gain on sale or exchange of cable
   systems and investments..................      -            -           -        1,248           -       1,248
Gain on early termination of video
   distribution agreement...................      -            -           -          215           -         215
                                             ------       ------       -----     --------     -------    --------

Business segment operating income...........      -            -         184        3,749           -       3,933
Equity in pretax income of consolidated
   subsidiaries.............................  2,316        2,505         315            -      (5,136)          -
Interest and other, net.....................   (185)        (504)       (108)        (486)        (62)     (1,345)
Corporate expenses..........................    (65)         (42)        (12)        (103)        102        (120)
Minority interest...........................       -           -           -         (402)          -        (402)
                                             -------      ------       -----     --------     -------    --------

Income before income taxes and extra-
   ordinary loss on retirement of debt......  2,066        1,959         379        2,758      (5,096)      2,066
Income taxes................................   (954)        (892)       (202)      (1,231)      2,325        (954)
                                             ------       ------       -----     --------     -------    --------

Income before extraordinary loss on
   retirement of debt.......................  1,112        1,067         177        1,527      (2,771)      1,112
Extraordinary loss on retirement of debt,
   net of tax...............................    (12)         (12)          -            -          12         (12)
                                             ------       ------       -----     --------     -------    --------

Net income.................................. $1,100       $1,055       $ 177     $  1,527     $(2,759)   $  1,100
                                             ======       ======       =====     ========     =======    ========
-------------------
(a)  Includes depreciation expense of:...... $    -       $    -       $   7     $    898     $     -    $    905
                                             ======       ======       =====     ========     =======    ========

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000

                                                                                            NON-                TIME
                                                              TIME      TW              GUARANTOR   ELIMINA-    WARNER
                                                             WARNER  COMPANIES  TBS   SUBSIDIARIES   TIONS   CONSOLIDATED
                                                           --------  ---------  ----  ------------  -------  ------------
                                                                                   (MILLIONS)
ASSETS
CURRENT ASSETS
Cash and equivalents....................................... $     -  $    49   $   31   $   521    $    -     $   601
Receivables, net...........................................      24       25       75     4,343         -       4,467
Inventories................................................       -        -      145     1,285         -       1,430
Prepaid expenses...........................................     140        -        5     1,366         -       1,511
                                                            -------  -------  -------   -------  --------     -------

Total current assets.......................................     164       74      256     7,515         -       8,009

Noncurrent inventories and film costs......................       -        -      197     4,660         -       4,857
Investments in and amounts due to and from
   consolidated subsidiaries...............................  16,120   15,145    8,891         -   (40,156)          -
Other investments..........................................     302        8       24     2,242      (754)      1,822
Property, plant and equipment..............................      31        -       43     9,687         -       9,761
Music catalogues, contracts and copyrights.................       -        -        -       713         -         713
Cable television and sports franchises.....................       -        -        -     8,087         -       8,087
Goodwill...................................................       -        -        -    15,122         -      15,122
Other assets...............................................     167       96       77     1,369         -       1,709
                                                            -------  -------  -------   -------  --------     -------

Total assets............................................... $16,784  $15,323   $9,488   $49,395  $(40,910)    $50,080
                                                            =======  =======  =======   =======  ========     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable........................................... $     5  $     -   $    1   $ 1,508    $    -     $ 1,514
Participations payable.....................................       -        -        -     1,292         -       1,292
Royalties and programming costs payable....................       -        -       14     1,546         -       1,560
Debt due within one year...................................       -        -        -        20         -          20
Other current liabilities..................................     377      132      189     4,323        (5)      5,016
                                                            -------  -------  -------   -------  --------     -------

Total current liabilities..................................     382      132      204     8,689        (5)      9,402

Long-term debt ............................................   1,585    6,292      748     9,469         -      18,094
Debt due to affiliates.....................................       -        -    1,647       158    (1,805)          -
Borrowings against future stock option proceeds............   1,115        -        -         -         -       1,115
Deferred income taxes......................................   3,299    3,110      269     3,379    (6,758)      3,299
Unearned portion of paid subscriptions.....................       -        -        -       741         -         741
Other liabilities..........................................     580        -      123     3,101         -       3,804
Minority interests.........................................       -        -        -     3,227         -       3,227
TW Companies-obligated mandatorily redeemable
   preferred securities of subsidiaries holding solely
   debentures of TW Companies..............................       -        -        -       575         -         575

SHAREHOLDERS' EQUITY
Due from Time Warner and subsidiaries......................       -   (2,126)  (1,321)   (3,903)    7,350           -
Other shareholders' equity.................................   9,823    7,915    7,818    23,959   (39,692)      9,823
                                                            -------  -------  -------   -------  --------     -------

Total shareholders' equity.................................   9,823    5,789    6,497    20,056   (32,342)      9,823
                                                            -------  -------  -------   -------  --------     -------

Total liabilities and shareholders' equity................. $16,784  $15,323  $ 9,488   $49,395  $(40,910)    $50,080
                                                            =======  =======  =======   =======  ========     =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999

                                                                                          NON-                    TIME
                                                              TIME      TW              GUARANTOR    ELIMINA-    WARNER
                                                             WARNER  COMPANIES   TBS  SUBSIDIARIES    TIONS   CONSOLIDATED
                                                             ------  ---------   ---  -------------  -------- ------------
                                                                                   (MILLIONS)
ASSETS
CURRENT ASSETS
Cash and equivalents.......................................  $    -  $   366   $   77   $   841     $    -    $ 1,284
Receivables, net...........................................      18       27       89     4,797          -      4,931
Inventories................................................       -        -      125     1,347          -      1,472
Prepaid expenses...........................................      12        -        4     1,448          -      1,464
                                                            -------  -------  -------   -------   --------    -------

Total current assets.......................................      30      393      295     8,433          -      9,151

Noncurrent inventories and film costs......................       -        -      203     4,708          -      4,911
Investments in and amounts due to and from
   consolidated subsidiaries...............................  17,212   16,711    9,354         -    (43,277)         -
Other investments..........................................     236        7       24     2,562       (733)     2,096
Property, plant and equipment..............................      42        -       47     8,639          -      8,728
Music catalogues, contracts and copyrights.................       -        -        -       782          -        782
Cable television and sports franchises.....................       -        -        -     8,472          -      8,472
Goodwill...................................................       -        -        -    15,458          -     15,458
Other assets...............................................      91      103       65     1,382          -      1,641
                                                            -------  -------  -------   -------   --------    -------

Total assets............................................... $17,611  $17,214   $9,988   $50,436   $(44,010)   $51,239
                                                            =======  =======  =======   =======   ========    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable........................................... $    13   $    -  $    25   $ 1,885     $    -    $ 1,923
Participations payable.....................................       -        -        -     1,403          -      1,403
Royalties and programming costs payable....................       -        -       35     1,529          -      1,564
Debt due within one year...................................       -        -        -        22          -         22
Other current liabilities..................................     342      190      150     4,114        (38)     4,758
                                                            -------  -------  -------   -------   --------    -------

Total current liabilities..................................     355      190      210     8,953        (38)     9,670

Long-term debt ............................................   1,585    6,745      746     9,007          -     18,083
Debt due to affiliates.....................................       -        -    1,647       158     (1,805)         -
Borrowings against future stock option proceeds............   1,243        -        -         -          -      1,243
Deferred income taxes......................................   4,234    3,978      337     4,314     (8,629)     4,234
Unearned portion of paid subscriptions.....................       -        -        -       762          -        762
Other liabilities..........................................     481        -      130     3,162          -      3,773
Minority interests.........................................       -        -        -     3,186          -      3,186
TW Companies-obligated mandatorily redeemable
   preferred securities of a subsidiary holding solely
   subordinated debentures of TW Companies.................       -        -        -       575          -        575

SHAREHOLDERS' EQUITY
Due from Time Warner and subsidiaries......................       -   (1,997)    (903)   (3,791)     6,691          -
Other shareholders' equity.................................   9,713    8,298    7,821    24,110    (40,229)     9,713
                                                            -------  -------  -------   -------   --------    -------

Total shareholders' equity.................................   9,713    6,301    6,918    20,319    (33,538)     9,713
                                                            -------  -------  -------   -------   --------    -------

Total liabilities and shareholders' equity................. $17,611  $17,214   $9,988   $50,436   $(44,010)   $51,239
                                                            =======  =======  =======   =======   ========    =======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                                          NON-                  TIME
                                                               TIME       TW            GUARANTOR   ELIMINA-    WARNER
                                                              WARNER   COMPANIES  TBS  SUBSIDIARIES  TIONS    CONSOLIDATED
                                                              ------   ---------  ---  ------------ --------  ------------
                                                                                     (MILLIONS)
OPERATIONS
Net income (loss)..........................................   $(381)   $(227)   $  48   $    55     $  124      $ (381)
Adjustments for noncash and nonoperating items:
   Cumulative effect of accounting change..................     443      340      128       443       (911)        443
   Depreciation and amortization...........................       -        -        7     1,953          -       1,960
   Noncash interest expense................................       -        3        -         -          -           3
   Amortization of film costs..............................       -        -        -     1,386          -       1,386
   Gain on sale or exchange of cable systems and
      investments..........................................       -        -        -       (21)         -         (21)
   Excess of distributions over equity in
      pretax income of consolidated subsidiaries...........     283      102      286         -       (671)          -
   Equity in losses of investee companies after
      distributions                                               -        -        -       342         56         398
Changes in operating assets and liabilities................    (626)    (168)     (87)   (1,624)       119      (2,386)
                                                             ------   ------   ------    ------     ------      ------

Cash provided (used) by operations.........................    (281)      50      382     2,534     (1,283)      1,402
                                                             ------   ------   ------    ------     ------      ------

INVESTING ACTIVITIES
Investments and acquisitions...............................       -        -        -      (454)         -        (454)
Advances to parents and consolidated subsidiaries..........       -        -        -      (261)       261           -
Repayment of advances from consolidated subsidiaries.......       -      215        -         -       (215)          -
Capital expenditures.......................................       -        -      (10)   (2,036)         -      (2,046)
Investment proceeds........................................       -        -        -       429          -         429
                                                             ------   ------   ------    ------     ------      ------

Cash provided (used) by investing activities...............       -      215      (10)   (2,322)        46      (2,071)
                                                             ------   ------   ------    ------     ------      ------

FINANCING ACTIVITIES
Borrowings.................................................       -      109        -     1,898          -       2,007
Debt repayments............................................       -     (562)       -    (1,439)         -      (2,001)
Change in due to/from parent...............................     261     (129)    (418)     (951)     1,237           -
Borrowings against future stock option proceeds............       2        -        -         -          -           2
Repayments of borrowings against future stock option
   proceeds................................................    (130)       -        -         -          -        (130)
Repurchases of Time Warner common stock....................     (65)       -        -         -          -         (65)
Dividends paid.............................................    (194)       -        -         -          -        (194)
Proceeds received from stock option and
   dividend reinvestment plans.............................     356        -        -         -          -         356
Other......................................................      51        -        -       (40)         -          11
                                                             ------   ------   ------    ------     ------      ------

Cash provided (used) by financing activities...............     281     (582)    (418)     (532)     1,237         (14)
                                                             ------   ------   ------    ------     ------      ------

DECREASE IN CASH AND EQUIVALENTS...........................       -     (317)     (46)     (320)         -        (683)
                                                             ------   ------   ------    ------     ------      ------

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD.....................................       -      366       77       841          -       1,284
                                                             ------   ------   ------    ------     ------      ------

CASH AND EQUIVALENTS AT END OF PERIOD......................  $    -    $  49    $  31      $521     $    -      $  601
                                                             ======   ======   ======    ======     ======      ======

                                TIME WARNER INC.
                            SUPPLEMENTARY INFORMATION
            CONDENSED CONSOLIDATING FINANCIAL STATEMENTS--(CONTINUED)
                                   (UNAUDITED)


                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                                            NON-                    TIME
                                                               TIME       TW              GUARANTOR   ELIMINA-     WARNER
                                                              WARNER   COMPANIES   TBS  SUBSIDIARIES   TIONS    CONSOLIDATED
                                                             -------  ----------  ----  ------------  --------  ------------
                                                                                     (MILLIONS)
OPERATIONS
Net income.................................................  $1,100   $1,055   $  177       $1,527   $(2,759)   $1,100
Adjustments for noncash and nonoperating items:
   Extraordinary loss on retirement of debt................      12       12        -            -       (12)       12
   Depreciation and amortization...........................       -        -        7        1,831         -     1,838
   Noncash interest expense................................       -        3        -            -         -         3
   Amortization of film costs..............................       -        -        -        1,709         -     1,709
   Gain on sale or exchange of cable systems and
      investments..........................................       -        -        -       (1,248)        -    (1,248)
   Excess (deficiency) of distributions over equity in
      pretax income of consolidated subsidiaries...........    (756)    (511)      14            -     1,253         -
   Equity in losses of investee companies after
      distributions........................................       -        4        -          240        57       301
Changes in operating assets and liabilities................    (101)    (145)      74           (1)     (740)     (913)
                                                             ------   ------   ------       ------    ------    ------

Cash provided by operations................................     255      418      272        4,058    (2,201)    2,802
                                                             ------   ------   ------       ------    ------    ------

INVESTING ACTIVITIES
Consolidation of the Entertainment Group's cash and
   cash equivalents........................................       -        -        -           87         -        87
Investments and acquisitions...............................       -        -        -         (423)        -      (423)
Advances to parents and consolidated subsidiaries..........       -        -        -       (1,153)    1,153         -
Repayments of advances from consolidated subsidiaries......       -      107        -          232      (339)        -
Capital expenditures.......................................       -        -       (9)      (1,523)        -    (1,532)
Investment proceeds........................................       -        -        -          476         -       476
                                                             ------   ------   ------       ------    ------    ------

Cash provided (used) by investing activities...............       -      107       (9)      (2,304)      814    (1,392)
                                                             ------   ------   ------       ------    ------    ------

FINANCING ACTIVITIES
Borrowings.................................................       -    1,978        -        1,149         -     3,127
Debt repayments............................................       -   (2,567)       -         (244)        -    (2,811)
Change in due to/from parent...............................     922       20     (273)      (2,056)    1,387         -
Borrowings against future stock option proceeds............     335        -        -            -         -       335
Repurchases of Time Warner common stock....................  (1,636)       -        -            -         -    (1,636)
Dividends paid.............................................    (226)       -        -            -         -      (226)
Redemption of preferred stock of a subsidiary..............       -        -        -         (217)        -      (217)
Proceeds received from stock option and
   dividend reinvestment plans.............................     350        -        -            -         -       350
Other......................................................       -      (21)       -         (108)        -      (129)
                                                             ------   ------   ------       ------    ------    ------

Cash used by financing activities..........................    (255)    (590)    (273)      (1,476)    1,387    (1,207)
                                                             ------   ------   ------       ------    ------    ------

INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS.............................................       -      (65)     (10)         278         -       203
                                                             ------   ------   ------       ------    ------    ------

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD.....................................       -       66       25          351         -       442
                                                             ------   ------   ------       ------    ------    ------

CASH AND EQUIVALENTS AT END OF PERIOD......................   $   -   $    1   $   15       $  629    $    -    $  645
                                                             ======   ======   ======       ======    ======    ======


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

USE OF EBITA

         TWE evaluates operating performance based on several factors, including its primary financial measure of business segment operating income before noncash amortization of intangible assets ("EBITA"). Consistent with management's financial focus on controlling capital spending, EBITA measures operating performance after charges for depreciation. In addition, EBITA eliminates the uneven effect across all business segments of considerable amounts of noncash amortization of intangible assets recognized in business combinations accounted for by the purchase method. These business combinations include Time Warner's $14 billion acquisition of Warner Communications Inc. in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation in 1992, which created over $10 billion of intangible assets that generally are being amortized over a twenty to forty year period. The exclusion of noncash amortization charges also is consistent with management's belief that TWE's intangible assets, such as cable television franchises, film and television libraries and the goodwill associated with its brands, generally are increasing in value and importance to TWE's business objective of creating, extending and distributing recognizable brands and copyrights throughout the world. As such, the following comparative discussion of the results of operations of TWE includes, among other factors, an analysis of changes in business segment EBITA. However, EBITA should be considered in addition to, not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with generally accepted accounting principles.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

         As more fully described herein, the comparability of TWE's operating results has been affected by certain significant transactions and nonrecurring items in each period.

         For 2000, the significant, nonrecurring items included (i) a net pretax, investment-related gain of approximately $65 million recognized in the third quarter, principally relating to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco,
(ii) net pretax losses of approximately $8 million recognized in the second quarter relating to the sale or exchange of various cable television systems and investments, (iii) a $50 million pretax charge recognized in the second quarter related to the Six Flags Entertainment Corporation ("Six Flags") litigation,
(iv) a pretax gain of $10 million recognized in the first quarter relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and (v) a noncash charge of $524 million in the first quarter reflecting the cumulative effect of an accounting change in connection with the adoption of a new film accounting standard.

         For 1999, the significant, nonrecurring items included (i) net pretax gains of approximately $358 million recognized in the third quarter and approximately $1.118 billion recognized in the first nine months relating to the sale

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


or exchange of various cable television systems and investments, (ii) a pretax gain of $10 million recognized in each of the first three quarters relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and (iii) an approximate $215 million pretax gain recognized in the first quarter in connection with the early termination and settlement of a long-term, home video distribution agreement.

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

RESULTS OF OPERATIONS

         EBITA and operating income are as follows:

                                                    THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------- ------------------------------
                                                                        OPERATING                      OPERATING
                                                           EBITA          INCOME        EBITA           INCOME
                                                      --------------  -------------- ------------- ---------------
                                                       2000   1999     2000    1999   2000    1999    2000    1999
                                                       ----   -----    ----   ------  ----    ----    ----    ----
                                                                                 (MILLIONS)
Filmed Entertainment-Warner Bros.(a).................  $215    $180    $185   $150  $  482    $658    $391   $567
Broadcasting-The WB Network..........................   (15)    (24)    (17)   (25)    (67)    (95)    (71)   (98)
Cable Networks-HBO...................................   154     138     154    138     448     394     448    394
Cable(b).............................................   404     699     293    600   1,182   2,135     853  1,863
Digital Media........................................   (15)      -     (15)     -     (45)      -     (45)     -
                                                       ----  ------    ---- ------  ------ -------- ------ ------

Total................................................  $743    $993    $600   $863  $2,000  $3,092  $1,576 $2,726
                                                       ====    ====    ====   ====  ======  ======  ====== ======

------------
(a) Includes a net pretax, investment-related gain of approximately $65 million recognized in the third quarter of 2000, a pretax charge of $24 million recognized in the second quarter of 2000 in connection with the Six Flags litigation, a pretax gain of $10 million related to the partial recognition of a deferred gain in connection with the 1998 sale of Six Flags recognized in the first quarter of 2000 and in each of the first three quarters of 1999 and a pretax gain of approximately $215 million recognized in the first quarter of 1999 relating to the early termination and settlement of a long-term, home video distribution agreement.
(b) Includes net pretax gains related to the sale or exchange of certain cable television systems and investments of approximately $358 million recognized in the third quarter of 1999. Similarly, nine-month results include net pretax losses of $8 million in 2000 and net pretax gains of $1.118 billion in 1999.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

CONSOLIDATED RESULTS

         TWE had revenues of $3.494 billion and net income of $248 million for the three months ended September 30, 2000, compared to revenues of $3.474 billion and net income of $561 million for the three months ended September 30, 1999.

         As previously described, the comparability of TWE's operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These nonrecurring items aggregated to a net pretax income of approximately $65 million in 2000, compared to approximately $368 million of net pretax income in 1999.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


         TWE's net income decreased to $248 million in 2000, compared to $561 million in 1999. However, excluding the effect of the nonrecurring items referred to earlier, net income decreased by $27 million to $183 million in 2000 from $210 million in 1999. As discussed more fully below, this decrease principally resulted from higher interest expense principally due to higher market interest rates on variable-rate debt and higher losses from certain investments accounted for under the equity method, offset in part by an overall increase in TWE's business segment operating income.

         As a U.S. partnership, TWE is not subject to U.S. federal and state income taxation. Income and withholding taxes of $57 million and $39 million for the three months ended September 30, 2000 and 1999, respectively, have been provided for the operations of TWE's domestic and foreign subsidiary corporations.

BUSINESS SEGMENT RESULTS

         Filmed Entertainment-Warner Bros. Revenues decreased to $1.686 billion in 2000, compared to $1.862 billion in 1999. EBITA increased to $215 million in 2000 from $180 million in 1999. Operating income similarly increased to $185 million in 2000 from $150 million in 1999 due to the one-time items. Revenues decreased primarily due to the 1999 initial off-network availability of the popular television series The Drew Carey Show. Revenues from theatrical operations were essentially flat, as the combination of higher worldwide DVD sales and domestic theatrical revenues offset lower international theatrical revenues, principally relating to last year's highly successful release of The Matrix.

         The operating results in both periods were affected by certain one-time items. The 2000 results include a net pretax, investment-related gain of $65 million. The 1999 results include a pretax gain of $10 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags. Excluding the impact of these items, EBITA and operating income decreased as a result of the decline in revenues, offset in part by lower film and television costs.

         Broadcasting-The WB Network. Revenues increased to $99 million in 2000, compared to $84 million in 1999. EBITA improved to a loss of $15 million in 2000 from a loss of $24 million in 1999. Operating losses decreased to $17 million in 2000 from $25 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were principally due to the revenue gains and lower promotion costs, which more than offset higher programming costs associated with the expanded programming schedule.

         Cable Networks-HBO. Revenues increased to $559 million in 2000, compared to $540 million in 1999. EBITA and operating income increased to $154 million in 2000 from $138 million in 1999. Revenues benefited primarily from an increase in subscriptions. EBITA and operating income were higher principally due to the revenue gains, increased cost savings and higher income from Comedy Central, a 50%-owned equity investee.

         Cable. Revenues increased to $1.288 billion in 2000, compared to $1.124 billion in 1999. EBITA, including the negative effect on operating trends of one-time gains recognized in 1999, decreased to $404 million in 2000 from $699 million in 1999. Operating income similarly decreased to $293 million in 2000 from $600 million in 1999 due to one-time gains. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


in advertising revenues and increases from the deployment of digital cable and high-speed online services. The 1999 operating results of the Cable segment were affected by net pretax gains of approximately $358 million relating to the sale or exchange of various cable television systems and investments. Excluding the effect of these items, EBITA and operating income increased principally as a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

         Digital Media. The Digital Media segment had $15 million of operating losses on $2 million of revenues in 2000 principally due to start-up costs associated with TWE's digital media businesses. TWE's digital media businesses include Entertaindom, an advertiser-supported entertainment destination site, and other entertainment-related websites. Due to the start-up nature of most of these businesses, losses are expected to continue in 2000.

         Interest and Other, Net. Interest and other, net, increased to $214 million of expense in 2000, compared to $185 million of expense in 1999. Interest expense increased to $165 million in 2000, compared to $138 million in 1999 as a result of higher market interest rates on variable-rate debt. Other expense, net, increased to $49 million in 2000, compared to $47 million in 1999, primarily because of higher losses from certain investments accounted for under the equity method of accounting.

         Minority Interest. Minority interest expense increased to $62 million in 2000, compared to $60 million in 1999. Minority interest expense was affected by the allocation of a portion of the net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by the TWE-Advance/Newhouse Partnership ("TWE-A/N") to the minority owners of that partnership. Excluding the effect of the 1999 gains, minority interest expense increased principally due to a lower allocation of losses in 2000 to a minority partner in The WB Network.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

CONSOLIDATED RESULTS

         TWE had revenues of $10.118 billion, income of $617 million before the cumulative effect of an accounting change and net income of $93 million for the nine months ended September 30, 2000, compared to revenues of $9.468 billion and net income of $1.640 billion for the nine months ended September 30, 1999.

         As previously described, the comparability of TWE's operating results for 2000 and 1999 has been affected by certain significant, nonrecurring items recognized in each period. These items aggregated approximately $17 million of net pretax income in 2000, compared to approximately $1.363 billion of net pretax income in 1999. In addition, net income in 2000 was reduced by a charge of $524 million relating to the cumulative effect of an accounting change.

         TWE had net income of $93 million in 2000, compared to net income of $1.640 billion in 1999. However, excluding the significant effect of the nonrecurring items referred to earlier, net income increased by $148 million to $600 million in 2000 from $452 million in 1999. As discussed more fully below, this increase principally resulted from an overall increase in TWE's business segment operating income and lower losses from certain investments accounted for under the equity method, offset in part by higher interest expense principally due to higher market interest rates on variable-rate debt and higher losses associated with TWE's asset securitization program.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


BUSINESS SEGMENT RESULTS

         Filmed Entertainment-Warner Bros. Revenues increased to $4.705 billion in 2000, compared to $4.688 billion in 1999. EBITA, including the effect on operating trends of one-time items recognized in each period, decreased to $482 million in 2000 from $658 million in 1999. Operating income similarly decreased to $391 million in 2000 from $567 million in 1999 due to the one-time items. Revenues benefited from increases in the distribution of both theatrical and television product, offset in part by lower revenues from consumer product operations. Warner Bros.'s revenues from the distribution of theatrical product increased principally due to higher worldwide DVD sales, offset in part by lower revenues from worldwide theatrical operations, principally relating to last year's highly successful release of The Matrix. Warner Bros.'s revenues from the distribution of television product increased principally due to higher aggregate revenues from basic cable, broadcast network and international syndicated television exhibition, offset in part by lower revenues from domestic syndicated television exhibition relating to the 1999 initial off-network availability of the popular television series The Drew Carey Show.

         The operating results in both periods were affected by certain one-time items. The 2000 results include a net pretax, investment-related gain of $65 million, a pretax charge of $24 million relating to the Six Flags litigation and a $10 million pretax gain relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags. The 1999 results include pretax gains of $30 million relating to the partial recognition of a deferred gain on the 1998 sale of Six Flags and a $215 million net pretax gain recognized in connection with the early termination and settlement of a long-term, home video distribution agreement. Excluding the impact of these items, EBITA and operating income increased principally as a result of the revenue gains and lower film costs, offset in part by lower results from domestic television syndication operations.

         Broadcasting-The WB Network. Revenues increased to $310 million in 2000, compared to $246 million in 1999. EBITA improved to a loss of $67 million in 2000 from a loss of $95 million in 1999. Operating losses decreased to $71 million in 2000 from $98 million in 1999. Revenues increased principally as a result of one additional night of prime-time programming in comparison to the prior year and advertising rate increases, offset in part by lower prime-time television ratings. Prime-time television ratings were negatively affected by lower household delivery associated with the WGN Superstation discontinuing its carriage of The WB Network's programming beginning in the fall of 1999. The EBITA and operating loss improvements were principally due to the revenue gains, which more than offset higher programming costs associated with the expanded programming schedule.

         Cable Networks-HBO. Revenues increased to $1.683 billion in 2000, compared to $1.612 billion in 1999. EBITA and operating income increased to $448 million in 2000 from $394 million in 1999. Revenues benefited primarily from an increase in subscriptions. The increase in EBITA and operating income was principally due to the revenue gains, increased cost savings and higher income from Comedy Central, a 50%-owned equity investee.

         Cable. Revenues increased to $3.799 billion in 2000, compared to $3.312 billion in 1999. EBITA, including the negative effect on operating trends of one-time items recognized in each period, decreased to $1.182 billion in 2000 from $2.135 billion in 1999. Operating income similarly decreased to $853 million in 2000 from $1.863 billion in 1999 due to the one-time items. Revenues increased due to growth in basic cable subscribers, increases in basic cable rates, increases in advertising revenues and increases from the deployment of digital cable and high-speed online services. The operating results of the Cable segment were affected by net pretax losses of approximately $8 million in 2000 and net pretax gains of approximately $1.118 billion in 1999 relating to the sale or exchange of various cable television systems and investments. Excluding the effect of these items, EBITA and operating income increased principally as

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)


a result of the revenue gains and pension-related cost savings, offset in part by higher programming costs and higher depreciation related to capital spending.

         Digital Media. The Digital Media segment had $45 million of operating losses on $5 million of revenues in 2000 principally due to start-up costs associated with TWE's digital media businesses. TWE's digital media businesses include Entertaindom, an advertiser-supported entertainment destination site, and other entertainment-related websites. Due to the start-up nature of most of these businesses, losses are expected to continue in 2000.

         Interest and Other, Net. Interest and other, net, increased to $640 million of expense in 2000, compared to $572 million of expense in 1999. Interest expense increased to $478 million in 2000, compared to $411 million in 1999 as a result of higher market interest rates on variable-rate debt and $26 million of additional interest expense recorded in 2000 in connection with the Six Flags litigation. Other expense, net, increased to $162 million in 2000, compared to $161 million in 1999. This marginal increase principally related to higher losses associated with TWE's asset securitization program, offset primarily by lower losses from certain investments accounted for under the equity method.

         Minority Interest. Minority interest expense decreased to $145 million in 2000, compared to $366 million in 1999. The decrease in minority interest expense was principally due to the allocation of a portion of the higher net pretax gains in 1999 relating to the sale or exchange of various cable television systems and investments owned by TWE-A/N to the minority owners of that partnership. Excluding the significant effect of the 1999 gains, minority interest expense decreased principally due to a higher allocation of losses in 2000 to a minority partner in The WB Network.

FINANCIAL CONDITION AND LIQUIDITY
SEPTEMBER 30, 2000

FINANCIAL CONDITION

         At September 30, 2000, TWE had $6.5 billion of debt, $262 million of cash and equivalents (net debt of $6.2 billion) and $6.4 billion of partners' capital. This compares to $6.7 billion of debt, $517 million of cash and equivalents (net debt of $6.2 billion) and $7.1 billion of partners' capital at December 31, 1999.

CASH FLOWS

         During the first nine months of 2000, TWE's cash provided by operations amounted to $2.172 billion and reflected $2.000 billion of business segment EBITA, $666 million of noncash depreciation expense and $221 million of proceeds from TWE's asset securitization program, less $417 million of interest payments, $81 million of income taxes, $56 million of corporate expenses and $161 million related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items. Cash provided by operations of $2.205 billion in the first nine months of 1999 reflected $3.092 billion of business segment EBITA, $632 million of noncash depreciation expense and $20 million of proceeds from TWE's asset securitization program, less $394 million of interest payments, $84 million of income taxes, $54 million of corporate expenses and $1.007 billion related to an aggregate increase in working capital requirements, other balance sheet accounts and noncash items.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION--(CONTINUED)

         Cash used by investing activities was $1.500 billion in the first nine months of 2000, compared to $540 million in the first nine months of 1999, principally as a result of a decrease in cash proceeds from the sale of investments, higher capital expenditures and the absence in 2000 of the 1999 collection of TWE's $400 million loan to Time Warner. Capital expenditures increased to $1.436 billion in the first nine months of 2000, compared to $1.009 billion in the first nine months of 1999, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services.

         Cash used by financing activities was $927 million in the first nine months of 2000, compared to $1.517 billion in the first nine months of 1999. The use of cash in 2000 principally resulted from the payment of $684 million of capital distributions to Time Warner and $168 million of debt reduction. The use of cash in 1999 principally resulted from the redemption of preferred stock of a subsidiary at an aggregate cost of $217 million, the payment of $1.116 billion of capital distributions to Time Warner and $39 million of debt reduction.

         Management believes that TWE's operating cash flow, cash and equivalents and additional borrowing capacity are sufficient to fund its capital and liquidity needs for the foreseeable future.

CABLE CAPITAL SPENDING

         Time Warner Cable has been engaged in a plan to upgrade the technological capability and reliability of its cable television systems and develop new services, which it believes will position the business for sustained, long-term growth. Capital spending by TWE's Cable segment amounted to $1.351 billion in the nine months ended September 30, 2000, compared to $910 million in the nine months ended September 30, 1999. Cable capital spending for the fourth quarter of 2000 is budgeted to be approximately $425 million, reflecting higher spending on variable capital to facilitate a more aggressive roll-out of Time Warner Cable's popular digital cable and high-speed online services. Capital spending is expected to continue to be funded by cable operating cash flow.

WARNER BROS. BACKLOG

         Warner Bros.'s backlog represents the amount of future revenue not yet recorded from cash contracts for the licensing of theatrical and television product for pay cable, basic cable, network and syndicated television exhibition. Warner Bros.'s backlog amounted to $2.737 billion at September 30, 2000, compared to $3.033 billion at December 31, 1999 (including amounts relating to licensing of film product to TWE's cable television networks of $254 million and to Time Warner's cable television networks of $612 million at September 30, 2000 and $365 million to TWE's cable television networks and $599 million to Time Warner's cable television networks at December 31, 1999).

         Because backlog generally relates to contracts for the licensing of theatrical and television product which have already been produced, the recognition of revenue for such completed product is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. Cash licensing fees are collected periodically over the term of the related licensing agreements or on an accelerated basis using a $500 million securitization facility. The portion of backlog for which cash has not already been received has significant off-balance sheet asset value as a source of future funding. As of September 30, 2000, including cash received under the securitization facility and other advanced payments, approximately $625 million of cash licensing fees had been collected against the backlog. The backlog excludes advertising barter contracts, which are also expected to result in the future realization of revenues and cash through the sale of advertising spots received under such contracts.

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

         TWE operates in highly competitive, consumer driven and rapidly changing media and entertainment businesses that are dependent on government regulation and economic, political and social conditions in the countries in which they operate, consumer demand for their products and services, technological developments and (particularly in view of technological changes) protection of their intellectual property rights. TWE's actual results could differ materially from management's expectations because of changes in such factors. Some of the other factors that also could cause actual results to differ from those contained in the forward-looking statements include those identified in TWE's other filings with the SEC and:

o For TWE's cable business, more aggressive than expected competition from new technologies and other types of video programming distributors, including DBS and DSL; increases in government regulation of basic cable or equipment rates or other terms of service (such as "digital must-carry," open access or common carrier requirements); increased difficulty in obtaining franchise renewals; the failure of new equipment (such as digital set-top boxes) or services (such as digital cable, high-speed online services, telephony over cable or video on demand) to appeal to enough consumers or to be available at reasonable prices to function as expected and to be delivered in a timely fashion; and greater than expected increases in programming or other costs.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                                               2000           1999
                                                                                           ------------   -----------
                                                                                                  (MILLIONS)
ASSETS
CURRENT ASSETS
Cash and equivalents........................................................................ $    262      $   517
Receivables, including $1.138 and $1.354 billion due from Time Warner,
    less allowances of $602 and $668 million................................................    2,912        3,328
Inventories.................................................................................      630          639
Prepaid expenses............................................................................      200          246
                                                                                             --------       ------

Total current assets........................................................................    4,004        4,730

Noncurrent inventories and film costs.......................................................    2,526        2,855
Investments.................................................................................      728          774
Property, plant and equipment...............................................................    7,259        6,488
Cable television franchises.................................................................    5,322        5,464
Goodwill....................................................................................    3,709        3,731
Other assets................................................................................      781          801
                                                                                              -------      -------

Total assets................................................................................  $24,329      $24,843
                                                                                              =======      =======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable............................................................................  $ 1,858      $ 1,791
Participations payable......................................................................    1,072        1,258
Programming costs payable...................................................................      518          459
Debt due within one year....................................................................        6            6
Other current liabilities, including $1.106 billion and $893 million due to Time Warner.....    2,628        2,209
                                                                                               ------       ------

Total current liabilities...................................................................    6,082        5,723

Long-term debt..............................................................................    6,487        6,655
Other long-term liabilities, including $1.368 and $1.292 billion due to Time Warner.........    3,473        3,501
Minority interests..........................................................................    1,846        1,815

PARTNERS' CAPITAL
Contributed capital.........................................................................    7,349        7,338
Partnership deficit.........................................................................     (908)        (189)
                                                                                               ------      -------

Total partners' capital.....................................................................    6,441        7,149
                                                                                              -------      -------

Total liabilities and partners' capital.....................................................  $24,329      $24,843
                                                                                              =======      =======

See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                         THREE MONTHS              NINE MONTHS
                                                                      ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                      -------------------      -------------------
                                                                       2000        1999         2000        1999
                                                                       ----        ----         ----        ----
                                                                                         (MILLIONS)
Revenues(a)........................................................  $ 3,494      $ 3,474     $10,118     $ 9,468
                                                                     -------      -------     -------     -------

Cost of revenues(a)(b).............................................   (2,094)      (2,246)     (6,096)     (5,943)
Selling, general and administrative(a)(b)..........................     (657)        (593)     (2,014)     (1,766)
Amortization of goodwill and other intangible assets...............     (143)        (130)       (424)       (366)
Gain (loss) on sale or exchange of cable systems and investments(a)        -          358          (8)      1,118
Gain on early termination of video distribution agreement..........        -            -           -         215
                                                                     -------      -------     -------     -------

Business segment operating income..................................      600          863       1,576       2,726
Interest and other, net(a).........................................     (214)        (185)       (640)       (572)
Corporate services(a)..............................................      (19)         (18)        (56)        (54)
Minority interest..................................................      (62)         (60)       (145)       (366)
                                                                     -------      -------     -------     -------

Income before income taxes and cumulative effect of accounting
   change..........................................................      305          600         735       1,734
Income taxes.......................................................      (57)         (39)       (118)        (94)
                                                                     -------      -------     -------     -------

Income before cumulative effect of accounting change...............      248          561         617       1,640
Cumulative effect of accounting change.............................        -            -        (524)          -
                                                                     -------      -------     -------     -------

Net income.........................................................  $   248      $   561     $    93      $1,640
                                                                     =======      =======     =======      ======

---------------
(a) Includes the following income (expenses) resulting from transactions with the partners of TWE and other related companies:

       Revenues....................................................     $224         $150        $443        $422
       Cost of revenues............................................     (111)         (62)       (258)       (198)
       Selling, general and administrative.........................       (6)          (7)        (53)        (23)
       Gain on sale or exchange of cable systems and investments...        -          308           -         308
       Interest and other, net.....................................       11           (8)         20          20
       Corporate services..........................................      (19)         (18)        (56)        (54)

(b)  Includes depreciation expense of:.............................     $229         $226        $666        $632
                                                                        ====         ====        ====        ====

See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                               -------------------
                                                                                                2000        1999
                                                                                                ----        ----
                                                                                                   (MILLIONS)
OPERATIONS
Net income..................................................................................  $    93     $ 1,640
Adjustments for noncash and nonoperating items:
   Cumulative effect of accounting change...................................................      524          --
   Depreciation and amortization............................................................    1,090         998
   Amortization of film costs...............................................................    1,160       1,397
   (Gain) loss on sale or exchange of cable systems and investments.........................        8      (1,118)
   Equity in losses of investee companies after distributions...............................      164         157
Changes in operating assets and liabilities.................................................     (867)       (869)
                                                                                              -------     -------

Cash provided by operations.................................................................    2,172       2,205
                                                                                              -------     -------

INVESTING ACTIVITIES
Investments and acquisitions................................................................     (275)       (273)
Capital expenditures........................................................................   (1,436)     (1,009)
Investment proceeds.........................................................................      211         342
Collection of loan to Time Warner...........................................................       --         400
                                                                                              -------     -------

Cash used by investing activities...........................................................   (1,500)       (540)
                                                                                              -------     -------

FINANCING ACTIVITIES
Borrowings..................................................................................    1,250       1,854
Debt repayments.............................................................................   (1,418)     (1,893)
Redemption of preferred stock of subsidiary.................................................       --        (217)
Capital distributions.......................................................................     (684)     (1,116)
Other.......................................................................................      (75)       (145)
                                                                                              -------     -------

Cash used by financing activities...........................................................     (927)     (1,517)
                                                                                              -------     -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS.................................................     (255)        148

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.................................................      517          87
                                                                                              -------     -------

CASH AND EQUIVALENTS AT END OF PERIOD.......................................................  $   262     $   235
                                                                                              =======     =======

See accompanying notes.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERSHIP CAPITAL
                                   (UNAUDITED)

                                                                                                 NINE MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                              -------------------
                                                                                              2000         1999
                                                                                              ----         ----
                                                                                                    (MILLIONS)
BALANCE AT BEGINNING OF PERIOD..............................................................   $7,149      $5,107

Net income..................................................................................       93       1,640
Other comprehensive income (loss)...........................................................      (57)          6
                                                                                               ------      ------
Comprehensive income(a).....................................................................       36       1,646

Distributions...............................................................................     (760)       (383)
Allocation of income to Time Warner General Partners' Senior Capital........................        -         (24)
Other.......................................................................................       16          (4)
                                                                                               ------      ------

BALANCE AT END OF PERIOD....................................................................   $6,441      $6,342
                                                                                               ======      ======

-------------------
(a) Comprehensive income was $237 million for the three months ended September 30, 2000 and $520 million for the three months ended September 30, 1999.


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

         Financial information for TWE's various business segments is presented herein as an indication of financial performance (Note 5). Except for start-up losses incurred in connection with The WB Network and Digital Media, TWE's principal business segments generate significant operating income and cash flow from operations. The cash flow from operations generated by such business segments is considerably greater than their operating income due to significant amounts of noncash amortization of intangible assets recognized principally in Time Warner Inc.'s ("Time Warner") $14 billion acquisition of Warner Communications Inc. ("WCI") in 1989 and $1.3 billion acquisition of the minority interest in American Television and Communications Corporation ("ATC") in 1992, a portion of which was allocated to TWE upon the capitalization of the partnership. Noncash amortization of intangible assets recorded by TWE's business segments amounted to $143 million for the three months ended September 30, 2000 and $130 million for the three months ended September 30, 1999. On a year-to-date basis, noncash amortization of intangible assets recorded by TWE's business segments amounted to $424 million in 2000 and $366 million in 1999.

         Certain of Time Warner's wholly owned subsidiaries collectively own general and limited partnership interests in TWE consisting of 74.49% of the pro rata priority capital ("Series A Capital") and residual equity capital ("Residual Capital"), and 100% of the junior priority capital ("Series B Capital"). The remaining 25.51% limited partnership interests in the Series A Capital and Residual Capital of TWE are held by a subsidiary of AT&T Corp. Certain of Time Warner's subsidiaries are the general partners of TWE ("Time Warner General Partners").

BASIS OF PRESENTATION

Interim Financial Statements

         The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


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

         TWE has adopted the provisions of SOP 00-2 retroactively to the beginning of 2000. As a result, TWE's net income for the nine months ended September 30, 2000 includes a one-time, noncash charge of $524 million, primarily to reduce the carrying value of its film inventory. This charge has been reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations.

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

         The Merger was approved by the shareholders of America Online and Time Warner on June 23, 2000. In addition, the European Union Commission approved the Merger on October 11, 2000. The Merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including all necessary U.S. government regulatory approvals. There can be no assurance that such approvals will be obtained.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


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

FILMED ENTERTAINMENT INVESTMENT-RELATED GAINS

         During the third quarter of 2000, Warner Bros. recognized a net pretax, investment-related gain of approximately $65 million, principally relating to additional proceeds received in the third quarter of 2000 in connection with the 1999 sale of an interest in CanalSatellite, a satellite television platform servicing France and Monaco. This gain is included in business segment operating income in the accompanying consolidated statement of operations.

GAINS (LOSSES) ON SALE OR EXCHANGE OF CABLE TELEVISION SYSTEMS AND INVESTMENTS

         In 2000 and 1999, largely in an ongoing effort to enhance their geographic clustering of cable television properties, TWE sold or exchanged various cable television systems and investments. In connection with these transactions, TWE's cable segment recognized net pretax losses of approximately $8 million for the nine months ended September 30, 2000. In 1999, net pretax gains were approximately $358 million in the third quarter and $1.118 billion for the year-to-date period. Such amounts have been included in business segment operating income in the accompanying consolidated statement of operations.

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

1999 GAIN ON TERMINATION OF VIDEO DISTRIBUTION AGREEMENT

         In March 1999, Warner Bros. and Metro-Goldwyn-Mayer, Inc. ("MGM") terminated a long-term distribution agreement under which Warner Bros. had exclusive worldwide distribution rights for MGM/United Artists home video product. In connection with the early termination and settlement of this distribution agreement, Warner Bros. recognized a net pretax gain of approximately $215 million, which has been included in business segment operating income in the accompanying consolidated statement of operations.

3.       INVENTORIES AND FILM COSTS

         Inventories and film costs consist of:

                                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                                             2000            1999
                                                                                             ----            ----
                                                                                                   (MILLIONS)
Programming costs, less amortization....................................................     $  806       $  854
Film costs-Theatrical:
   Released, less amortization..........................................................        762          924
   Completed and not released...........................................................         78           68
   In production........................................................................        361          468
   Development and pre-production.......................................................         34           59
Film costs-Television:
   Released, less amortization..........................................................        105          363
   Completed and not released...........................................................        194            9
   In production........................................................................         78            8
   Development and pre-production.......................................................          6            5

Film costs-Library, less amortization...................................................        469          508
Merchandise.............................................................................        263          228
                                                                                              -----       ------

Total inventories and film costs........................................................      3,156        3,494
Less current portion of inventory.......................................................        630          639
                                                                                            -------       ------

Total noncurrent inventories and film costs.............................................     $2,526       $2,855
                                                                                             ======       ======

         Approximately $798 million of released and completed and not released film costs are expected to be amortized during the next twelve months.

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

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

         During the nine months ended September 30, 2000, TWE accrued $471 million of tax-related distributions and $289 million of stock option distributions, based on closing prices of Time Warner Inc. common stock of $78.33 at September 30, 2000 and $72.31 at December 31, 1999. During the nine months ended September 30, 1999, TWE accrued $316 million of tax-related distributions and $67 million of stock option distributions as a result of an increase at that time in the market price of Time Warner Inc. common stock. During the nine months ended September 30, 2000, TWE paid distributions to the Time Warner General Partners in the amount of $684 million, consisting of $471 million of tax-related distributions and $213 million of stock option related distributions. During the nine months ended September 30, 1999, TWE paid distributions to the Time Warner General Partners in the amount of $489 million, consisting of $316 million of tax-related distributions and $173 million of stock option related distributions.

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

         Information as to the operations of TWE in different business segments is set forth below based on the nature of the products and services offered. TWE evaluates performance based on several factors, including its primary financial measure of business segment operating income before noncash amortization of intangible assets ("EBITA"). The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1 in TWE's 1999 Form 10-K. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                                                         THREE MONTHS              NINE MONTHS
                                                                      ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                      -------------------      -------------------
                                                                       2000        1999         2000        1999
                                                                       ----        ----         ----        ----
                                                                                        (MILLIONS)
REVENUES
Filmed Entertainment-Warner Bros...................................   $1,686       $1,862    $  4,705      $4,688
Broadcasting-The WB Network........................................       99           84         310         246
Cable Networks-HBO.................................................      559          540       1,683       1,612
Cable..............................................................    1,288        1,124       3,799       3,312
Digital Media......................................................        2            -           5           -
Intersegment elimination...........................................     (140)        (136)       (384)       (390)
                                                                      ------      -------     -------      ------

Total..............................................................   $3,494       $3,474     $10,118      $9,468
                                                                      ======       ======     =======      ======

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)


                                                                         THREE MONTHS              NINE MONTHS
                                                                      ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                      -------------------      -------------------
                                                                       2000        1999         2000        1999
                                                                       ----        ----         ----        ----
                                                                                        (MILLIONS)
EBITA(a)
Filmed Entertainment-Warner Bros.(b)...............................     $215         $180      $  482     $   658
Broadcasting-The WB Network........................................      (15)         (24)        (67)        (95)
Cable Networks-HBO.................................................      154          138         448         394
Cable(c)...........................................................      404          699       1,182       2,135
Digital Media......................................................      (15)           -         (45)          -
                                                                       -----       ------      ------   ---------

Total..............................................................     $743         $993      $2,000      $3,092
                                                                        ====         ====      ======      ======

---------------
(a) EBITA represents business segment operating income before noncash amortization of intangible assets. After deducting amortization of intangible assets, TWE's business segment operating income for the third quarter was $600 million in 2000 and $863 million in 1999. TWE's business segment operating income for the first nine months of the year was $1.576 billion in 2000 and $2.726 billion in 1999.
(b) Includes a net pretax, investment-related gain of approximately $65 million recognized in the third quarter of 2000, a pretax charge of $24 million recognized in the second quarter of 2000 in connection with the Six Flags litigation, a pretax gain of $10 million relating to the partial recognition of a deferred gain in connection with the 1998 sale of Six Flags recognized in the first quarter of 2000 and in each of the first three quarters of 1999 and a pretax gain of approximately $215 million recognized in the first quarter of 1999 relating to the early termination and settlement of a long-term, home video distribution agreement.
(c) Includes net pretax gains relating to the sale or exchange of certain cable television systems of approximately $358 million in the third quarter of 1999. Similarly, nine-month results include net pretax losses of $8 million in 2000 and net pretax gains of $1.118 billion in 1999.

                                                                         THREE MONTHS              NINE MONTHS
                                                                      ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                      -------------------      -------------------
                                                                       2000        1999         2000        1999
                                                                       ----        ----         ----        ----
                                                                                        (MILLIONS)
DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
Filmed Entertainment-Warner Bros...................................    $  18        $  44       $  61        $109
Broadcasting-The WB Network........................................        -            -           1           1
Cable Networks-HBO.................................................        8            7          23          20
Cable..............................................................      203          175         580         502
Digital Media......................................................        -            -           1           -
                                                                       -----      -------      ------     -------

Total..............................................................     $229         $226        $666        $632
                                                                        ====         ====        ====        ====

                                                                         THREE MONTHS              NINE MONTHS
                                                                      ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                      -------------------      -------------------
                                                                       2000        1999         2000        1999
                                                                       ----        ----         ----        ----
                                                                                        (MILLIONS)
AMORTIZATION OF INTANGIBLE ASSETS(a)
Filmed Entertainment-Warner Bros...................................    $  30        $  30       $  91       $  91
Broadcasting-The WB Network........................................        2            1           4           3
Cable Networks-HBO.................................................        -            -           -           -
Cable..............................................................      111           99         329         272
Digital Media......................................................        -            -           -           -
                                                                      ------      -------      ------     -------

Total..............................................................     $143         $130        $424        $366
                                                                        ====         ====        ====        ====

---------------
(a) Includes amortization relating to all business combinations accounted for by the purchase method, including Time Warner's $14 billion acquisition of WCI in 1989 and $1.3 billion acquisition of the minority interest in ATC in 1992.

6.       COMMITMENTS AND CONTINGENCIES

         TWE is subject to a civil action brought by a former cable television competitor in New York City alleging violations of the antitrust laws. The case is presently scheduled for trial in February 2001. Although management believes

                     TIME WARNER ENTERTAINMENT COMPANY, L.P.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

these allegations are without merit, an adverse jury verdict could result in a material loss to TWE. Due to the vague nature of both plaintiffs' claims and their assertions of damages, a range of loss is not determinable at this time.

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

7.       ADDITIONAL FINANCIAL INFORMATION

CASH FLOWS

         Additional financial information with respect to cash flows is as follows:

                                                                                                   NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                               -------------------
                                                                                                2000        1999
                                                                                                ----        ----
                                                                                                   (MILLIONS)
         Cash payments made for interest....................................................     $417        $394
         Cash payments made for income taxes, net...........................................       81          84
         Noncash capital distributions......................................................      289          67

INTEREST AND OTHER, NET

         Interest and other, net, consists of:

                                                                            THREE MONTHS           NINE MONTHS
                                                                         ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                         -------------------   -------------------
                                                                          2000       1999       2000       1999
                                                                          ----       ----       ----       ----
                                                                                          (MILLIONS)
         Interest expense............................................    $(165)     $(138)     $(478)     $(411)
         Other investment-related activity, principally net losses
           on corporate-related equity investees.....................      (41)       (35)      (102)      (122)
         Corporate finance-related activity, including losses on
           asset securitization programs.............................      (10)        (8)       (53)       (26)
         Miscellaneous...............................................        2         (4)        (7)       (13)
                                                                        ------     ------     ------      -----
         Total interest and other, net...............................    $(214)     $(185)     $(640)     $(572)
                                                                         =====      =====      =====      =====

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

         Reference is made to Six Flags Over Georgia LLC et al. v. Time Warner Entertainment Company, L.P. et al., described on page I-32 of Time Warner's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") and page 57 of Time Warner's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "June 30, 2000 Form 10-Q"). On August 16, 2000, defendants filed a petition for certiorari with the Supreme Court of Georgia seeking review of the decision of the Georgia Court of Appeals that had affirmed the trial court's judgment. The Court is expected to act on the petition by the end of the year.

         Reference is made to the Consent Order signed by Warner Music Group and the other major record companies with the Federal Trade Commission ("FTC") with respect to the FTC's investigation of minimum advertised price programs, described on pages I-32 and I-33 of Time Warner's 1999 Form 10-K and page 57 of the June 30, 2000 Form 10-Q. On September 6, 2000, the FTC gave its final approval of the Consent Order.

         Reference is made to Digital Distribution Inc. d/b/a Compact Disc Warehouse v. CEMA Distribution et al., and the related suits, described on page I-33 of Time Warner's 1999 Form 10-K and page 57 of the June 30, 2000 Form 10-Q. On September 22, 2000, the United States District Court of Appeals for the Ninth Circuit denied the plaintiffs' application for review of the district court's denial of the motion for class certification. On October 23, 2000, defendants filed a motion for summary judgment. Trial in this matter is now scheduled for early next year.

         Reference is made to the actions pending in various Federal district courts alleging claims of price fixing in the recorded music industry, described on page 57 of the June 30, 2000 Form 10-Q under Bauman v. EMI Music Distribution et al. The Federal actions have been consolidated for pretrial proceedings and transferred for such purpose to the United States District Court for the District of Maine. A number of similar cases are pending in various state courts around the country, although the cases are generally at a very preliminary stage of the proceedings.

         Reference is made to State of Florida et al. v. BMG Music et al., described on page 57 of the June 30, 2000 Form 10-Q. The attorneys general of 12 additional states, along with Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands, have since joined the lawsuit. This action has been consolidated in the United States District Court for the District of Maine with the Federal actions described in the preceding paragraph.

         Reference is made to Chambers et al. v. Time Warner Inc. et al., described on page 57 of the June 30, 2000 Form 10-Q. On August 28, 2000, the Court orally granted Time Warner's motion to dismiss.

         Reference is made to Bartholdi Cable Company, Inc. v. Time Warner Inc. et al., described on page I-33 of Time Warner's 1999 Form 10-K. Trial has been set to commence February 5, 2001.

         Reference is made to Parker et al. v. Time Warner Entertainment et al., described on page I-34 of Time Warner's 1999 Form 10-K. On October 2, 2000, the Magistrate Judge issued a recommendation to grant the defendants' motion to deny class certification as to the claims for money damages.

         Reference is made to Huffman et al. v. The Hearst Corporation et al., described on page 57 of the June 30, 2000 Form 10-Q. Since Huffman was filed, more than 20 other similar lawsuits have been filed. All the cases have been consolidated in the United States District Court for the Southern District of New York. The Court stayed discovery pending the resolution of a motion for partial summary judgment, which was filed by plaintiffs on November 1, 2000.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 24, 2000, in connection with the acquisition of Africana.com Inc., Time Warner issued 132,592 shares of Time Warner common stock in a private placement exempt from registration under Rule 506 of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.
              ---------

              The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as a part of this report and such Exhibit Index is incorporated herein by reference.


         (b)  Reports on Form 8-K.
              --------------------

                  (i) Time Warner filed a Current Report on Form 8-K dated October 5, 2000 in which it reported in Item 5 that Time Warner and EMI Group plc terminated their Combination Agreement dated as of January 23, 2000, providing for the proposed combination of their music businesses.

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



Dated:    November 10, 2000

                                  EXHIBIT INDEX
                     PURSUANT TO ITEM 601 OF REGULATIONS S-K


EXHIBIT NO.                DESCRIPTION OF EXHIBIT
10.1                       Amendment No. 9 to the Time Warner Inc. Deferred Compensation Plan (the "TWI Deferred
                           Compensation Plan"), approved on August 4, 2000.

10.2                       Amendment No. 10 to the TWI Deferred Compensation Plan, approved on November 1, 2000.

27                         Financial Data Schedule.